Form 10-Q
period 1996-04-30
HIRSCH INTERNATIONAL CORP
filed 1996-06-14
CIK 915909

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                     FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission File No.:  0-23434

                           HIRSCH INTERNATIONAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               11-2230715
- -------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                200 Wireless Boulevard, Hauppauge, New York 11788
                    (Address of principal executive offices)
       ------------------------------------------------------------------
       Registrant's telephone number, including area code: (516) 436-7100


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Class of                                                    Number of
      Common Equity                                                    Shares
      -------------                                                  ---------

   Class A Common Stock,                                             3,424,557
      par value $.01

   Class B Common Stock,                                             2,732,249
      par value $.01

                           HIRSCH INTERNATIONAL CORP.

                                      INDEX

                                                                      Page No.
                                                                      --------


Part I.   Financial Information

    Item 1.      Financial Statements

                 Consolidated Balance Sheets - April 30, 1996
                 and January 31, 1996                                     3-4

                 Consolidated Statements of Income - Three
                 Months Ended April 30, 1996 and 1995                       5

                 Consolidated Statements of Cash Flows - Three
                 Months Ended April 30, 1996 and 1995                     6-7

                 Notes to Consolidated Financial Statements               8-9

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10-12

Part II.  Other Information                                                13

                 Signatures                                                14

Part I   Financial Information

Item 1.   Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         April 30,           January 31,
                                           1996                1996
                                         ---------           -----------
                                        (Unaudited)

ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS               $ 6,586,371         $ 6,564,628

SHORT-TERM INVESTMENTS
  AVAILABLE-FOR-SALE                      2,768,285           2,286,194

ACCOUNTS RECEIVABLE, NET
  OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $1,087,000 AND
  $1,041,000, RESPECTIVELY              14,243,010          13,707,328

NET INVESTMENT IN SALES-TYPE
  LEASES-CURRENT PORTION (Note 4)        1,326,468           1,592,733

INVENTORIES, NET (Note 5)                9,718,603           7,969,203

DEFERRED INCOME TAXES                    1,071,353           1,055,473

OTHER CURRENT ASSETS                       632,955             630,295
                                        ----------          ----------

     TOTAL CURRENT ASSETS               36,347,045          33,805,854
                                        ----------          ----------


NET INVESTMENT IN SALES-TYPE
  LEASES-NON-CURRENT PORTION (Note 4)    7,381,133           7,052,091

PURCHASED TECHNOLOGIES, NET OF
 ACCUMULATED AMORTIZATION OF
 $415,000 AND $367,000,                    924,680             972,508

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND
  AMORTIZATION                           4,854,324           4,840,530


OTHER ASSETS, NET                        1,359,067           1,201,143
                                        ----------          ----------

       TOTAL ASSETS                    $50,866,249         $47,872,126
                                       ===========         ===========

See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         April 30,           January 31,
                                            1996                1996
                                         ---------           -----------
                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE               $ 9,139,804         $ 8,656,094

ACCOUNTS PAYABLE AND
ACCRUED EXPENSES                          5,912,469           6,774,178

CURRENT MATURITIES OF LONG-TERM DEBT        232,200             242,760

INCOME TAXES PAYABLE                      1,296,633             733,009

CUSTOMER DEPOSITS PAYABLE                 1,456,229             552,981
                                          ---------          ----------

     TOTAL CURRENT LIABILITIES           18,037,335          16,959,022


LONG-TERM DEBT, LESS CURRENT
  MATURITIES                              1,725,750           1,778,626
                                        -----------         -----------

       TOTAL LIABILITIES                 19,763,085          18,737,648
                                        -----------         -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (Note 3)

  PREFERRED STOCK, $.01 PAR VALUE;
  AUTHORIZED: 1,000,000 SHARES;
  ISSUED: NONE                                   0                   0

  CLASS A COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED:
  9,500,000 SHARES,  OUTSTANDING:
  3,424,557 AND 3,288,200 SHARES,
  RESPECTIVELY                              34,246              32,882

  CLASS B COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED: 3,000,000
  SHARES, OUTSTANDING: 2,732,249 AND
  2,868,606 SHARES, RESPECTIVELY            27,322              28,686

ADDITIONAL PAID-IN CAPITAL              11,885,627          11,885,627

UNREALIZED HOLDING LOSS ON
  SHORT-TERM INVESTMENTS
  AVAILABLE-FOR-SALE                       (16,874)            (15,105)

RETAINED EARNINGS                       19,172,843           17,202,388
                                       -----------          -----------

   TOTAL STOCKHOLDERS' EQUITY           31,103,164           29,134,478
                                       -----------          -----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $50,866,249          $47,872,126
                                       ===========          ===========

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                       THREE MONTHS ENDED
                                            APRIL 30,
                                        1996          1995
                                       ------        ------

NET SALES                           $23,868,173     $20,442,70

INTEREST INCOME RELATED
  TO SALES-TYPE LEASES                  820,939        575,875
                                    -----------     ----------
TOTAL REVENUE                        24,689,112     21,018,583
                                    -----------     ----------
COST OF GOODS SOLD                   15,643,569     13,514,418

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             5,729,187      4,880,178

INTEREST EXPENSE                         69,197        114,371

OTHER INCOME, NET                       (74,766)       (55,333)
                                     -----------    -----------
TOTAL EXPENSES                       21,367,187     18,453,634
                                     -----------    -----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                          3,321,925     2,564,949

PROVISION FOR INCOME TAXES             1,351,470     1,052,504
                                      ----------    ----------
NET INCOME                            $1,970,455    $1,512,445
                                      ==========    ==========





NET INCOME PER SHARE (Note 2)             $0.32       $0.25
                                          =====       =====
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN THE CALCULATION
OF NET INCOME PER SHARE (Note 2)       6,212,899   5,985,075
                                       =========   =========

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                        April 30,

                                                    1996         1995
                                                    ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                       $1,970,455   $1,512,445


ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY
OPERATING ACTVIVITIES:

DEPRECIATION AND AMORTIZATION                       282,704      281,926

PROVISION FOR BAD DEBTS                              58,373            0

PROVISION FOR SLOW-MOVING INVENTORIES                     0       19,130

DEFERRED INCOME TAXES                              (124,392)      12,212


CHANGES IN ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE                                (581,554)   (2,021,433)

NET INVESTMENT IN SALES-TYPE LEASES                 (75,277)     (30,572)

INVENTORIES                                      (1,749,400)   (228,131)

OTHER ASSETS                                           (793)    (273,634)

TRADE ACCEPTANCES PAYABLE                           483,710       74,877

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (944,103)    (367,931)

INCOME TAXES PAYABLE                                563,624      433,565

CUSTOMER DEPOSITS PAYABLE                           903,248      711,565
                                                  ---------     --------

NET CASH  PROVIDED BY
 OPERATING ACTIVITIES                               786,595      124,019
                                                  ---------     --------

See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                        April 30,
                                                    1996         1995
                                                    ----         ----

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                               (199,282)    (141,690)

(PURCHASES) SALES OF SHORT-TERM INVESTMENTS        (502,134)   1,996,207
                                                   ---------   ---------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                               (701,416)   1,854,517
                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

REPAYMENTS OF LONG-TERM DEBT                        (63,436)     (78,951)
                                                    --------     --------

NET CASH USED IN FINANCING ACTIVITIES               (63,436)     (78,951)
                                                    --------     --------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                   21,743    1,899,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    6,564,628    2,746,665
                                                 ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $6,586,371   $4,646,250
                                                 ==========   ==========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

INTEREST PAID                                       $68,822     $111,507
                                                   ========     ========
INCOME TAXES PAID                                  $663,454     $719,257
                                                   ========     ========

See notes to consolidated financial statements.

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Three Months Ended April 30, 1996 and April 30, 1995


1.  Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month periods ended April 30, 1996 and 1995 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL") and Pulse
Microsystems Ltd. ("Pulse" and collectively with Hirsch and HAPL, the "Company"). The operations of Pulse have been included in the Company's consolidated operations since its acquisition concurrently with the closing of the Company's initial public offering ("IPO")

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 1996 and 1995, the financial position at April 30, 1996 and cash flows for the three month periods ended April 30, 1996 and 1995. Such adjustments consisted only of normal recurring terms. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1996 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.

2.  Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period after giving retroactive effect to stock dividends (See Note 3). Stock options are considered to be common stock equivalents and, accordingly, approximately 56,000 and 23,700 common stock equivalent shares have been included in the computation of earnings per share for the three months ended April 30, 1996 and 1995, respectively, using the treasury stock method.

3.  Stock Dividend

     On June 23, 1995, the Company declared a five-for-four stock split effected in the form of a 25 percent stock dividend which was paid on July 24, 1995 to stockholders of record on July 10, 1995. The par value of the shares remains unchanged at $.01 per share. All numbers of shares, per share amounts and per share prices in the consolidated financial statements and notes thereto have been adjusted to reflect the stock split unless otherwise noted.

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4.  Net Investment in Sales-Type Leases

                                          April 30, 1996    January 31, 1996
                                          --------------    ----------------

Total Minimum Lease Payments Receivable...  $9,459,007         $9,595,952

Allowance for Estimated Uncollectible
Lease Payments ...........................    (312,500)          (300,000)

Estimated Residual Value of Leased
Property (Unguaranteed)...................   2,154,170          1,832,088

Less: Unearned Income.....................  (2,593,076)        (2,483,216)
                                            -----------        -----------
Net Investment............................   8,707,601          8,644,824

Less: Current Portion.....................  (1,326,468)        (1,592,733)
                                            -----------        -----------
Long-Term Portion.........................  $7,381,133         $7,052,091
                                            ===========        ===========

5.  Inventories, Net

                                          April 30, 1996    January 31, 1996
                                          --------------    ----------------

Machines..................................  $6,758,512         $6,158,040

Parts.....................................   3,773,559          2,837,165
                                            ----------         ----------
                                            10,532,071          8,995,205

Less: Reserve.............................    (813,468)        (1,026,002)
                                            -----------        -----------
Inventories, net..........................  $9,718,603         $7,969,203
                                            ===========        ===========

6.  Subsequent Events

     On June 7, 1996 the Company acquired all of the outstanding capital stock of Sewing Machine Exchange, Inc. ("SMX"). This acquisition will be accounted for as a purchase and accordingly, the acquired assets and assumed liabilities will be recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX will be recorded as goodwill. The purchase price was $8.69 million, payable by delivery of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 12, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year'employment contracts with SMX's former shareholders.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     For the three months ended April 30, 1996 as compared to the three months ended April 30, 1995

     Net Sales. Net sales for the three months ended April 30, 1996 were $23,868,000, an increase of $3,425,000, or 16.8%, compared to $20,443,000 for the three months ended April 30, 1995. Approximately $2,687,000 of such increase was due to the sale of embroidery machinery for the three months ended April 30, 1996. The Company believes that this increase is the result of the continued strong demand for traditional embroidered products, the creation of new embroidery applications and markets and the emergence of "embroidery entrepreneurs" as a growing segment of the marketplace. The Company believes that purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multihead machines as the entrepreneurs' operations expand.

     The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and Brother Industries Ltd. ("Brother"). Singlehead embroidery machines and multihead embroidery machines represented 15.9% and 84.1%, respectively, of the number of embroidery machines sold during the three months ended April 30, 1996 as compared to 15.6% and 84.4% for the three months ended April 30, 1995, respectively.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the three months ended April 30, 1996 aggregated approximately $3,414,000, as compared to $2,676,000 for the three months ended April 30, 1995.

     Interest income related to sales-type leases. HAPL had interest income of $821,000 for the three months ended April 30, 1996 as compared to $576,000 for the three months ended April 30, 1995, which represents an increase of $245,000, or 42.6%. This increase is a result of the continued expansion of HAPL's operations.

     Cost of Goods Sold. For the three months ended April 30, 1996, cost of goods sold increased $2,129,000, or 15.8%, to $15,644,000 from $13,514,000 for the three months ended April 30, 1995. The increase was in direct proportion to the Company's increased sales volume. The devaluation of the dollar against the yen had a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins. Profit margins are consistent throughout the Tajima and Brother product lines. Gross margins for the Company's value added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative Expenses ("SG&A"). For the three months ended April 30, 1996 SG&A increased $849,000, or 17.4%, to $5,729,000 from
$4,880,000 for the three months ended April 30, 1995, respectively. As a percentage of revenues during the three months ended April 30, 1996 SG&A remained consistent at 23.2%. In order to implement its growth strategy the Company has hired additional sales and marketing personnel for small machines and supplies, opened four new sales offices and hired additional software programmers and technicians. The Company also increased expenditures for advertising and for participation in trade shows and seminars.

     Interest Expense. Interest expense for the three months ended April 30, 1996 decreased $45,000, or 39.5% as compared to the three month period ended April 30, 1995. This decrease related primarily to the decrease in long-term debt. However, as HAPL's operations expand, additional financing could increase interest expense.

     Other income, net. Other income, net, consists principally of investment interest.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 40.7% for the three months ended April 30, 1996 as compared to 41.0% for the three months ended April 30, 1995. Differences from the Federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The decrease in the tax rate for the three months ended April 30, 1996 is principally the result of changes in the sales mix which resulted in increased sales to states with lower effective tax rates. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes
                                       10
and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the three months ended April 30, 1996 increased $458,000, or 30.3%, to $1,970,000 from $1,512,000 for the three months ended
April 30, 1995. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.


                         Liquidity and Capital Resources

     The Company's working capital was $18,310,000 at April 30, 1996, an increase of $1,463,000, or 8.7%, from $16,847,000 at January 31, 1996. The
Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the IPO and the Company's secondary offering.

     During the nine months ended April 30, 1996, the Company's cash and cash equivalents and short-term investments available-for-sale increased by $504,000 to $9,355,000. Net cash of $787,000 was provided by the Company's operating activities principally as a result of the Company's earnings of $1,970,000. Changes to working capital components resulted in a use of cash of $1,184,000, cash provided by increases in the balance of trade acceptances payable, income taxes payable and customer deposits aggregating $1,951,000 was offset by cash used to increase inventory, net investment in sales-type leases, accounts receivable and other assets aggregating $2,407,000 and a decrease in accounts payable and accrued expenses of approximately $944,000. These changes resulted from expansion of the Company's business.

     The Company purchases foreign currency futures contracts to hedge specific purchase commitments. Substantially all foreign currency purchase commitments are matched with specific foreign currency futures contracts. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. See Note 10(B) of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     At April 30, 1996, the Company had uncommitted line of credit agreements with two banks aggregating $30,000,000. These lines, which are unsecured, can be used for working capital loans, bankers acceptances, letters of credit and deferred payment letters of credit. These lines of credit can be canceled at any time by either party. These lines have been used for letters of credit and deferred payment letters of credit aggregating approximately $9,140,000 at April 30, 1996. The absence of these lines would impair the Company's ability to purchase Tajima equipment.

     HAPL is a party to a $4,000,000 revolving credit agreement (the "Agreement") which expires on August 19, 1996. Borrowings under the Agreement are determined by the use of a formula and bear interest at the alternate base rate (8.25% as of April 30, 1996) plus one-half of one percent. The Agreement is secured by a lien on substantially all of HAPL's assets not otherwise pledged. There were no borrowings under this Agreement at April 30, 1996.

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. In certain cases, HAPL retains leases for which it cannot obtain commitments from financing sources. HAPL Leasing, which was fully activated in May 1993, has closed $64,293,000 in lease agreements as of April 30, 1996. Of this total, $56,700,000, or 88.2%, of the leases have been sold to third party financial institutions on a non-recourse basis.

     On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     On June 7, 1996 the Company acquired all of the outstanding capital stock of Sewing Machine Exchange, Inc. ("SMX"). This acquisition will be accounted for as a purchase and accordingly, the acquired assets and assumed liabilities will be recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX will be recorded as goodwill. The purchase price was $8.69 million payable by delivery of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 12, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year employment contracts with SMX's former shareholders.

     SMX is the exclusive distributor in the states of Illinois, Iowa, Minnesota, Wisconsin, North and South Dakota and Nebraska of single and multihead machines manufactured by Tajima, and the exclusive distributor in 11 midwestern states. of 1,4 and 12 head embroidery machines and related software manufactured by Melco Embroidery Systems.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7.5 million to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan is repayable in twenty (20) equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan has been guaranteed by Pulse and SMX.

     The Company believes that its existing cash and funds generated from operations, together with its existing financing agreements, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.


                              Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Inventory of new Tajima and Brother embroidery machines at April 30, 1996 was $3,507,000 and $1,424,000, respectively, representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $1,828,000 consisted of computer software, used machines and other equipment.


        Recent Pronouncements of the Financial Accounting Standards Board

     Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121) which are effective for fiscal years beginning December 15, 1995. The Company adopted SFAS No. 121 and SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" in the third quarter of fiscal 1996 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during the first quarter of fiscal 1995. The adoption of the recent FASB pronouncements did not have material impact on the Company's
Consolidated Financial Statements. SFAS No. 123 is not expected to have a material impact on the Company's Consolidated Financial Statements.

                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.    Changes in Securities

         None.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

         Exhibit 27. Article 5 Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HIRSCH INTERNATIONAL CORP.
                                     Registrant


                              By: \s\ Henry Arnberg
                                  ---------------------------
                                  Henry Arnberg, President and
                                  Chief Executive Officer



                              By: \s\ Kenneth Shifrin
                                  ----------------------------
                                  Kenneth Shifrin,
                                  Chief Financial Officer



Dated:  June 14, 1996