Form 10-Q
period 1996-07-31
HIRSCH INTERNATIONAL CORP
filed 1996-09-16
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission File No.:  0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                    11-2230715
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 1996:


               Class of                                Number of
            Common Equity                                Shares


         Class A Common Stock,                         4,977,497
            par value $.01

         Class B Common Stock,                         2,732,249
            par value $.01


                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       Page No.


Part I.  Financial Information

Item 1.  Consolidated Financial Statements


         Consolidated Balance Sheets - July 31, 1996
         and January 31, 1996                                             3-4

         Consolidated Statements of Income for the
         Six and Three Months Ended July 31, 1996 and 1995                  5

         Consolidated Statements of Cash Flows for the
         Six and Three Months Ended July 31, 1996 and 1995                6-7

         Notes to Consolidated Financial Statements                      8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12-16


Part II.  Other Information                                             17-19

          Signatures                                                       20

                         Part I - Financial Information

                    Item 1. Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                 JULY 31,           JANUARY 31,
                                                                                   1996                1996
                                                                               (Unaudited)


ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                  $ 8,427,630            $ 6,564,628

SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE                                    1,740,776              2,286,194

ACCOUNTS RECEIVABLE, NET OF
 ALLOWANCE FOR DOUBTFUL ACCOUNTS
 OF $1,748,000 AND $1,041,000, RESPECTIVELY                                 16,276,440             13,707,328

INVENTORIES, NET (Note 5)                                                   13,317,601              7,969,203

NET INVESTMENT IN SALES-TYPE
 LEASES-CURRENT PORTION (Note 4)                                             1,543,420              1,592,733

DEFERRED INCOME TAXES                                                        1,103,220              1,055,473

OTHER CURRENT ASSETS                                                           678,124                630,295
                                                                           -----------            -----------

    TOTAL CURRENT ASSETS                                                    43,087,211             33,805,854
                                                                           -----------            -----------

NET INVESTMENT IN SALES-TYPE
 LEASES-NON-CURRENT PORTION (Note 4)                                         8,047,683              7,052,091

PROPERTY, PLANT AND EQUIPMENT, NET OF
 ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                                             5,318,535              4,840,530

EXCESS OF COST OVER NET ASSETS ACQUIRED,
 NET OF ACCUMULATED AMORTIZATION OF
 $73,000 (Note 6)                                                            8,417,492                   -

PURCHASED TECHNOLOGIES, NET OF ACCUMULATED
 AMORTIZATION OF $462,000 AND $367,000, RESPECTIVELY                           876,853                972,508

OTHER ASSETS, NET                                                            1,395,317              1,201,143
                                                                           -----------            -----------

    TOTAL ASSETS                                                           $67,143,091            $47,872,126
                                                                           ===========            ===========



See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                             JULY 31,              JANUARY 31,
                                                                               1996                   1996
                                                                           (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE                                                  $ 9,351,458            $ 8,656,094

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        9,828,753              6,774,178

CURRENT MATURITIES OF LONG-TERM DEBT (Note 7)                                2,430,175                242,760

INCOME TAXES PAYABLE                                                           848,054                733,009

CUSTOMER DEPOSITS PAYABLE                                                      712,979                552,981
                                                                           -----------            -----------

    TOTAL CURRENT LIABILITIES                                               23,171,419             16,959,022

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 7)                            10,463,613              1,778,626
                                                                           -----------            -----------

    TOTAL LIABILITIES                                                       33,635,032             18,737,648
                                                                           -----------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 3)

PREFERRED STOCK, $.01 PAR VALUE;
 AUTHORIZED:  1,000,000 SHARES;
 ISSUED:  NONE                                                                   -                      -

CLASS A COMMON STOCK, $.01 PAR VALUE;
 AUTHORIZED:  20,000,000 SHARES,
 OUTSTANDING:  4,975,643 AND 3,288,200
 SHARES, RESPECTIVELY                                                           49,757                 32,882

CLASS B COMMON STOCK, $.01 PAR VALUE;
 AUTHORIZED:  3,000,000 SHARES,
 OUTSTANDING:  2,732,249 AND 2,868,606
 SHARES, RESPECTIVELY                                                           27,322                 28,686

ADDITIONAL PAID-IN CAPITAL                                                  12,076,176             11,885,627

UNREALIZED HOLDING LOSS ON SHORT-TERM                                             (985)               (15,105)
 INVESTMENTS AVAILABLE-FOR-SALE

RETAINED EARNINGS                                                           21,355,789             17,202,388
                                                                           -----------            -----------

    TOTAL STOCKHOLDERS' EQUITY                                              33,508,059             29,134,478
                                                                           -----------            -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $67,143,091            $47,872,126
                                                                           ===========            ===========



See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                            SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                 JULY 31,                              JULY 31,
                                                    --------------------------------        ------------------------------
                                                      1996                 1995                1996                1995
                                                      ----                 ----                ----                ----


NET SALES                                         $54,003,581          $42,310,822          $30,135,408        $21,868,114

INTEREST INCOME RELATED                             1,603,762            1,307,112              782,823            731,237
                                                  -----------          -----------          -----------        -----------
 TO SALES-TYPE LEASES

    TOTAL REVENUE                                  55,607,343           43,617,934           30,918,231         22,599,351
                                                  -----------          -----------          -----------        -----------

COST OF GOODS SOLD                                 35,273,981           28,644,109           19,630,412         15,129,691

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           13,122,755            9,953,216            7,393,568          4,713,038

INTEREST EXPENSE                                      262,065              220,776              192,868            106,405

OTHER INCOME, NET                                    (131,026)            (101,073)             (56,260)           (45,740)
                                                  ------------         ------------         ------------       ------------



    TOTAL EXPENSES                                 48,527,775           38,357,028           27,160,588         19,903,394
                                                  -----------          -----------          -----------        -----------

    INCOME BEFORE INCOME TAXES                      7,079,568            5,260,906            3,757,643          2,695,957

PROVISION FOR INCOME TAXES                          2,910,751            2,144,657            1,559,281          1,092,153
                                                  -----------          -----------          -----------        -----------

    NET INCOME                                    $ 4,168,817          $ 3,116,249          $ 2,198,362        $ 1,603,804
                                                  ===========          ===========          ===========        ===========





    NET INCOME PER SHARE (Note 2)                       $0.53                $0.42                $0.28              $0.21
                                                  ===========          ===========          ===========        ===========

    WEIGHTED AVERAGE NUMBER
    OF SHARES USED IN THE
    CALCULATION OF NET INCOME
    PER SHARE (Note 2)                              7,902,336            7,490,097            7,920,085          7,499,842
                                                  ===========          ===========          ===========        ===========




See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                     SIX MONTHS ENDED
                                                                                          July 31,
                                                                              1996                    1995
                                                                              ----                    ----



CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                 $4,168,817             $3,116,249

ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                                 676,038                579,999

PROVISION FOR BAD DEBTS                                                       120,709                120,000

PROVISIONS FOR SLOW-MOVING INVENTORIES                                         35,000                 40,000

DEFERRED INCOME TAXES                                                        (101,571)               (85,503)

LOSS ON DISPOSAL OF ASSETS                                                       -                    12,212



CHANGES IN ASSETS AND LIABILITIES,
 NET OF EFFECTS FROM ACQUISITION:

ACCOUNTS RECEIVABLE                                                           702,240               (179,012)

NET INVESTMENT IN SALES-TYPE LEASES                                          (983,780)            (2,039,642)

INVENTORIES                                                                (2,305,488)               605,217

OTHER CURRENT ASSETS                                                            27,027              (452,033)

OTHER ASSETS                                                                  (223,710)              (70,612)

TRADE ACCEPTANCES PAYABLE                                                      695,364                180,229

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      ( 1,119,065)               393,460

INCOME TAXES PAYABLE                                                           115,045                (39,118)

CUSTOMER DEPOSITS PAYABLE                                                      159,998               (265,001)
                                                                           -----------            ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,966,624              1,916,445
                                                                           -----------            -----------




See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          July 31,
                                                                              1996                    1995
                                                                              ----                    ----



CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                                         (610,876)             (292,390)

ACQUISITION OF SMX, NET OF CASH ACQUIRED (Note 6)                          (4,585,492)                 -

SALES OF SHORT-TERM INVESTMENTS                                               483,975              1,236,141
                                                                           ----------             ----------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                                      (4,712,393)               943,751
                                                                           -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS OF BANK FINANCING                                                  7,500,000                  -

REPAYMENTS OF LONG-TERM DEBT                                               (2,892,029)              (172,665)

EXERCISE OF STOCK OPTIONS                                                         800                  -
                                                                           ----------             ------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                       4,608,771               (172,665)
                                                                           ----------             -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       1,863,002              2,687,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              6,564,628              2,746,665
                                                                           ----------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $8,427,630             $5,434,196
                                                                           ==========             ==========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

INTEREST PAID                                                              $  232,307             $  214,484
                                                                           ==========             ==========

INCOME TAXES PAID                                                          $2,694,135             $2,512,325
                                                                           ==========             ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

The Company purchased all of the capital stock of SMX (see Note 6) for $8,690,000.  In connection with the acquisition, the following activity was recorded:

FAIR VALUE OF ASSETS ACQUIRED                                            $7,241,000
FAIR VALUE OF LIABILITIES ASSUMED                                        (6,541,000)
                                                                         -----------
NET ASSETS ACQUIRED                                                      $  700,000
                                                                         ==========

CASH PAID (GROSS) FOR NET ASSETS                                         $5,000,000
PROMISSORY NOTES ISSUED FOR NET ASSETS                                    3,500,000
CLASS A COMMON STOCK ISSUED FOR NET ASSETS                                  190,000
ACQUISITION COSTS                                                           500,000
                                                                         ----------
TOTAL CONSIDERATION                                                       9,190,000
LESS NET ASSETS ACQUIRED                                                   (700,000)
                                                                         -----------
EXCESS OF COST OVER NET ASSETS ACQUIRED                                  $8,490,000
                                                                         ==========



See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
           Six and Three Months Ended July 31, 1996 and July 31, 1995



1.  Organization and Basis of Presentation

The accompanying consolidated financial statements as of and for the six and three month periods ended July 31, 1996 and 1995 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Sewing Machine Exchange, Inc. ("SMX") and Pulse Microsystems Ltd. ("Pulse" and collectively with Hirsch, HAPL, and SMX, the "Company"). The operations of SMX have been included in consolidated operations since June 7, 1996 (the date of acquisition).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the six and three month periods ended July 31, 1996 and 1995, the financial position at July 31, 1996 and cash flows for the six and three month periods ended July 31, 1996 and 1995, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1996 as filed with the Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.

2.  Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding during the period after giving retroactive effect to stock dividends (See Note 3). Stock options and warrants are considered to be common stock equivalents and, accordingly, approximately 203,000 and 221,000 and 46,000 and 55,000 common stock equivalent shares have been included in the computation of earnings per share using the treasury stock method for the six and three month periods ended July 31, 1996 and 1995, respectively.

3.  Stock Dividend

On June 25, 1996, the Company declared a five-for-four stock split effected in the form of a 25 percent stock dividend which was paid on July 22, 1996. The par value of the shares remains unchanged at $.01 per share. All numbers of shares, per share amounts and per share prices in the consolidated financial statements and notes thereto have been adjusted to reflect this stock split unless otherwise noted.

4.  Net Investment in Sales-Type Leases

                                                          July 31, 1996                   January 31, 1996
                                                          -------------                   ----------------


Total Minimum Lease Payments Receivable...........          10,165,318                        $9,595,952

Allowance for Estimated Uncollectible
Lease Payments ...................................           (337,500)                         (300,000)

Estimated Residual Value of Leased
Property (Unguaranteed)...........................          2,433,688                         1,832,088

Less: Unearned Income.............................         (2,670,403)                       (2,483,216)
                                                           -----------                       -----------

Net Investment....................................          9,591,103                         8,644,824

Less: Current Portion.............................         (1,543,420)                       (1,592,733)
                                                           -----------                       -----------

Long-Term Portion.................................         $8,047,683                        $7,052,091
                                                           ==========                        ==========

5.  Inventories, Net
                                                          July 31, 1996                      January 31, 1996
                                                          -------------                      ----------------

Machines............................................      $ 9,062,233                        $6,158,040

Parts...............................................        5,797,866                         2,837,165
                                                          -----------                        ----------
                                                           14,860,099                         8,995,205

Less:  Reserve......................................       (1,542,498)                       (1,026,002)
                                                           -----------                       -----------

Inventories, net....................................      $13,317,601                        $7,969,203
                                                          ===========                        ==========


6.  Acquisition of SMX

On June 7, 1996 the Company  acquired all of the outstanding  capital stock of SMX. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The fair value of the assets purchased was approximately $7,241,000 and the fair value of the liabilities assumed was approximately $6,541,000. The cost in excess of the net assets acquired including approximately $500,000 in paid and accrued acquisition costs was capitalized in the amount of approximately $8,490,000. Amortization of goodwill approximated $73,000 from date of acquisition through July 31, 1996. The costs incurred to secure the debt financing are approximately $107,000 and have been capitalized and included in Other Assets, Net in the Consolidated Balance Sheets. These costs are being amortized over the life of the related debt agreements.

The purchase price was $8.69 million, paid in the form of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 13, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal plus interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year employment contracts with SMX's former shareholders pursuant to which they received options to purchase an aggregate of shares of the Company's Class A Common Stock. The options were issued at fair market value at the date of acquisition and are exercisable one year from the date of grant for a period of 5 years.

7. Long-Term Debt

                                                          July 31, 1996                      January 31, 1996
                                                          -------------                      ----------------

Long-Term Debt (e):

Term Loan (a).......................................       $ 7,500,000                       $      0

Promissory Notes (b)................................         3,441,666                              0

Mortgage (c)........................................         1,893,375                        2,008,126

Other capitalized lease obligations (d).............            58,747                           13,260


Total...............................................        12,893,788                        2,021,386

Less: Current maturities............................        (2,430,175)                        (242,760)
                                                            -----------                      -----------

Long-Term Maturities................................       $10,463,613                       $1,778,626
                                                           ===========                       ==========


(a) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the Company borrowed $7.5 million to fund the acquisition of SMX and to repay SMX's credit facilities. The loan is repayable in twenty (20) equal quarterly installments of principal plus interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan has been guaranteed by Hirsch, Pulse and SMX, and requires the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined.

(b) In connection with the acquisition of SMX, the Company issued promissory notes in the principal amount of $4.25 million to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal plus interest beginning July 7, 1996. The notes bear interest at the rate (the "Hirsch Rate") defined in the Term Loan Agreement plus 2% through June 1999 and from July 1999 through maturity at the Hirsch Rate.

(c) On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") covering property being used as its corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The Mortgage, among other matters, restricts additional borrowings by the Company and requires the company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The Company's obligations under the Mortgage are secured by a lien on the property and related improvements.

(d) The Company leases certain automobiles and equipment under noncancelable leases expiring at various times through January 1998.

(e) At July 31, 1996 the Company had an unsecured Line of Credit Agreement (the "Agreement") with a bank for an aggregate of $15,000,000. The Agreement, which is uncommitted, is for working capital loans, letter of credit and deferred payment letters of credit, and bear interest at the alternate base rate. There were no working capital loans outstanding against this Agreement at July 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six and three month periods ended July 31, 1996 as compared to the six and three month periods ended July 31, 1995

     Net Sales. Net sales for the six and three months ended July 31, 1996 were $54,004,000 and $30,135,000, an increase of $11,693,000 and $8,267,000, or 27.6%
and 37.8%, respectively, compared to $42,311,000 and $21,868,000 for the six and three months ended July 31, 1995. Approximately $8,209,000 and $5,522,000 of such increase was due to the sale of embroidery machinery for the six and three months ended July 31, 1996. The Company believes that this increase is the result of the continued strong demand for traditional embroidered products, the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. The Company believes that purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multihead machines as the entrepreneurs' operations expand. Additionally, approximately $3.8 million of additional sales were attributable to the acquisition of Sewing Machine Exchange, Inc. ("SMX") for the period from June 7, 1996 (date of acquisition) through July 31, 1996. (See Note 6 of Notes to the Consolidated Financial Statements.)

     The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"), Brother Industries Ltd. ("Brother") and through the acquisition of SMX, Melco Embroidery Systems ("Melco"). Singlehead embroidery machines and multihead embroidery machines represented 43.9% and 56.1% and 44.3% and 55.7%, respectively, of the number of embroidery machines sold during the six and three months ended July 31, 1996 as compared to 40.3% and 59.7% and 36.5% and 63.5% for the six and three months ended July 31, 1995, respectively.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the six and three months ended July 31, 1996 aggregated approximately $9,034,000 and $5,619,000, as compared to $5,550,000 and $2,874,000 for the six and three months ended July 31, 1995.

     Interest income related to sales-type leases. HAPL had interest income of $1,604,000 and $783,000 for the six and three months ended July 31, 1996 as compared to $1,307,000 and $731,000 for the six and three months ended July 31, 1995, which represents an increase of $297,000 and $52,000, or 22.7% and 7.1%. This increase is a result of the continued expansion of HAPL's operations.

     Cost of Goods Sold. For the six and three months ended July 31, 1996, cost of goods sold increased $6,630,000 and $4,501,000, or 23.1% and 29.7%, to
$35,274,000  and  $19,630,000  from  $28,644,000 and $15,130,000 for the six and three months ended July 31, 1995. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins. Profit margins are consistent throughout the Tajima and

Brother product lines. Gross margins for the Company's value added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses. For the six and three months ended July 31, 1996 SG&A increased $3,530,000 and $2,681,000, or 36.8% and 56.9%, to $13,123,000 and $7,394,000 from $9,593,000 and $4,713,000 for the six and three months ended July 31, 1995, respectively. SG&A expenses increased as a percentage of revenues to 23.6% and 23.9% for the six and three months ended July 31, 1996, respectively, from 22.0% and 20.9% for the same periods of the prior year. In order to implement its growth strategy the Company has hired additional sales and marketing personnel for small machines and supplies, opened several new sales offices and hired additional software programmers and technicians. The Company also increased expenditures for advertising and for participation in trade shows and seminars. The acquisition of SMX has also contributed to this increase in SG&A. Amortization of the excess of cost over net assets acquired and acquisition costs has also increased SG&A costs.

     Interest Expense. Interest expense for the six and three months ended July 31, 1996 increased $41,000 and $86,000, or 18.7% and 81.3% as compared to the six and three month periods ended July 31, 1995. This increase is primarily attributable to the interest costs related to the debt assumed for the acquisition of SMX.

     Other income, net. Other income, net, consists principally of investment interest.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 41.1% and 41.5% for the six and three months ended July 31, 1996 as compared to 40.8% and 40.5% for the six and three months ended July 31, 1995. Differences from the Federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The increase in the tax rate for the six and three months ended July 31, 1996 is principally the result of changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There has been no effect on deferred taxes as a result of the SMX acquisition as the goodwill is being deducted over 15 years for book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the six and three months ended July 31, 1996 increased $1,053,000 and $595,000, or 33.8% and 37.1%, to $4,169,000 and
$2,199,000 from $3.116,000 and $1,604,000 for the six and three months ended July 31, 1995. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.

                         Liquidity and Capital Resources

     The Company's working capital was $19,916,000 at July 31, 1996, increasing $3,069,000, or 18.2%, from $16,847,000 at January 31, 1996. The Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the Secondary Offering. The acquisition of SMX has been financed through a term loan agreement with a bank.

     During the six months ended July 31, 1996, the Company's cash and cash equivalents and short-term investments available-for-sale increased by $1,318,000 to $10,168,000. Net cash of $1,967,000 was provided by the Company's operating activities principally as a result of the Company's earnings of $4,169,000. Changes to working capital components resulted in a use of cash of $2,202,000. Cash provided by increases in the balance of trade acceptances payable, income taxes payable and customer deposits and decreases in accounts receivable and other current assets aggregating $1,700,000 was offset by cash used to increase inventory, net investment in sales-type leases and other assets aggregating $3,513,000 and a decrease in accounts payable and accrued expenses of approximately $1,119,000. These changes resulted from expansion of the Company's business.

     The Company purchases foreign currency futures contracts to hedge specific purchase commitments. Substantially all foreign currency purchase commitments are matched with specific foreign currency futures contracts. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. See Note 10(B) of Notes to Consolidated Financial Statements in the 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     At July 31, 1996, the Company had an uncommitted line of credit agreement with a bank for $15,000,000. This line, which is unsecured, can be used for working capital loans, bankers acceptances, letters of credit and deferred payment letters of credit. This line of credit can be canceled at any time by either party. This line has been used for letters of credit and deferred payment letters of credit aggregating approximately $9,351,000 at July 31, 1996. The absence of this line would impair the Company's ability to purchase Tajima equipment.

     On June 7, 1996 the Company acquired all of the outstanding capital stock of SMX. This acquisition was accounted for as a purchase and accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX was recorded as goodwill. The purchase price was $8.69 million, payable in the form of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 13, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal plus interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year employment contracts with SMX's former shareholders.

     Based in Chicago, Illinois, SMX is the exclusive distributor in 7 midwestern states of single and multihead machines manufactured by Tajima, and the exclusive distributor in 11 midwestern states, of 1, 4 and 12 head embroidery machines and related software manufactured by Melco.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the Company borrowed $7.5 million to fund the acquisition of SMX and to repay SMX's credit facilities. The loan is repayable in twenty (20) equal quarterly installments of principal plus interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan has been guaranteed by Hirsch, Pulse and SMX and requires the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined.

     HAPL had been party to a $4,000,000 revolving credit agreement (the "Agreement") which expired on August 19, 1996. There were no borrowings under this Agreement at July 31, 1996. The Company is presently negotiating terms for a new agreement.

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. In certain cases, HAPL retains leases for which it cannot obtain commitments from financing sources. HAPL Leasing, which was fully activated in May 1993, has closed $73,849,000 in lease agreements as of July 31, 1996. To date, approximately $66,192,000, or 89.6%, of the leases have been sold to third party financial institutions on a non-recourse basis.

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

                              Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from when the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Inventory at July 31, 1996 of new Tajima and Brother embroidery machines was $5,394,000 and $1,307,000, respectively, representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $2,361,000 consisted of computer software, used machines and other equipment.

        Recent Pronouncements of the Financial Accounting Standards Board

     Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") which is effective for transactions occurring after December 15, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and
SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which are effective for fiscal years beginning December 15, 1995. The Company adopted SFAS No. 121 in the third quarter of fiscal 1996. The adoption did not have material impact on the Company's Consolidated Financial Statements. SFAS No. 125 and SFAS No. 123 are not expected to have a material impact on the Company's Consolidated Financial Statements.

                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On June 21, 1996, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected Marvin Broitman and Douglas Schenendorf as Class A directors and Henry Arnberg, Herbert M. Gardner, Paul Levine and Tas Tsonis as Class B directors.

     (c) In addition to electing directors at the Meeting, the Stockholders of the Company amended the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 9,500,000 shares to 20,000,000 shares.

     (d) At the Meeting, the Stockholders of the Company approved the amendment of the Company's 1993 Stock Option Plan to increase the number of Class A Common Stock authorized for issuance thereunder from 196,875 to 600,000.

     (e) The Stockholders of the Company then ratified the bonus provisions of the Company's employment agreements with its President and Executive Vice President, and ratified the selection of Deloitte & Touche as the Company's independent auditors for the fiscal year ending January 31, 1997. The following sets forth the results of voting on each matter voted upon at the meeting:


     1. Election of Directors

                                             For                           Against


Marvin Broitman                           2,082,856                         1,145

Douglas Schenendorf                       2,082,856                         1,145



                                             For                           Against


Henry Arnberg                             2,582,249                           0

Herbert M. Gardner                        2,582,249                           0

Paul Levine                               2,582,249                           0

Tas Tsonis                                2,582,249                           0


     2. Amendment of the Company's Certificate of Incorporation.

                  For                                 Against

               4,409,774                              233,551


     3. Amendment of the Company's 1993 Stock Option Plan.


                  For                                 Against

               3,587,280                              134,254


     4. Ratification of the bonus provisions of the Company's employment agreements with its President and Executive Vice President.

                  For                                 Against

               3,576,285                              136,381


     5. Ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 31, 1997.

                  For                                 Against

               4,661,089                               1,818


Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

     3.1 Certificate of Amendment of Certificate of Incorporation of the Company.
    10.1  Employment Agreement between Ronald H. Krasnitz and
          Sewing Machine Exchange, Inc.

    10.2 Employment Agreement between Martin Krasnitz and Sewing Machine Exchange, Inc.
    10.3   Stock Option Plan, As Amended.
    10.4   Term Loan Agreement between The Bank of New York and the Company.
    10.5 $7,500,000 Term Loan Note payable by the Company to the order of The Bank of New York.
    27     Financial Data Schedule.

         (b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed by the Company on June 19, 1996, with respect to the Company's acquisition of all of the outstanding capital stock of Sewing Machine Exchange, Inc. ("SMX") for $8.69 million on June 7, 1996.

     A Current Report on Form 8-K/A was filed by the Company on August 16, 1996, to amend its Current Report on Form 8-K filed June 19, 1996 by submitting the Financial Statements of SMX and the unaudited pro forma consolidated financial information of the Company and its subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HIRSCH INTERNATIONAL CORP.
                                           Registrant


                                By: \s\ Henry Arnberg
                                    ----------------------------
                                    Henry Arnberg, President and
                                    Chief Executive Officer


                                By: \s\ Kenneth Shifrin
                                    ----------------------------
                                    Kenneth Shifrin,
                                    Chief Financial Officer



Dated:  September 13, 1996