Form 10-Q
period 1996-10-31
HIRSCH INTERNATIONAL CORP
filed 1996-12-12
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1996

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________.

                          Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                             11-2230715
      (State or other jurisdiction of           (I.R.S.Employer
      incorporation or organization)            Identification No.)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 1996:

           Class of                                   Number of
         Common Equity                                  Shares

   Class A Common Stock,                              5,159,544
     par value $.01

   Class B Common Stock,                              2,732,249
     par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                     Page No.
Part I.  Financial Information


   Item 1. Consolidated Financial Statements


           Consolidated Balance Sheets - October 31, 1996
           and January 31, 1996                                         3-4

           Consolidated Statements of Income for the
           Nine and Three Months Ended October 31, 1996 and 1995          5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended October  31, 1996 and 1995                 6-8

           Notes to Consolidated Financial Statements                  9-12

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations              13-17



Part II. Other Information                                               18

           Signatures                                                    19

                         Part I - Financial Information

                    Item 1. Consolidated Financial Statements

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  October 31,      January 31,
                                                      1996             1996
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                          $6,172,017       $6,564,628

SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE           2,493,311        2,286,194

ACCOUNTS RECEIVABLE, NET
  OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $1,747,000 AND $1,041,000,
  RESPECTIVELY                                     18,882,325       13,707,328

INVENTORIES, NET (Note 5)                          13,787,534        7,969,203

NET INVESTMENT IN SALES-TYPE
  LEASES-CURRENT PORTION (Note 4)                   1,636,437        1,592,733

DEFERRED INCOME TAXES                               1,098,981        1,055,473

OTHER CURRENT ASSETS                                  637,007          630,295
                                                   ----------      -----------

     TOTAL CURRENT ASSETS                          44,707,612       33,805,854
                                                   ----------      -----------

NET INVESTMENT IN SALES-TYPE
  LEASES-NON-CURRENT PORTION (Note 4)               9,004,992        7,052,091

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION         5,483,276        4,840,530

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  NET OF ACCUMULATED AMORTIZATION OF
   $213,000 AND $0, RESPECTIVELY (Note 6)           8,442,829           -

PURCHASED TECHNOLOGIES, NET OF ACCUMULATED
  AMORTIZATION OF $510,000 AND
  $367,000, RESPECTIVELY                              829,025          972,508

OTHER ASSETS, NET                                   1,775,949        1,201,143
                                                   ----------       ----------

       TOTAL ASSETS                               $70,243,683      $47,872,126
                                                  ===========      ===========

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  October 31,      January 31,
                                                      1996             1996
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE                         $12,969,486       $8,656,094

ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES                                  6,844,857        6,774,178

CURRENT MATURITIES OF LONG-TERM DEBT (Note 7)       2,429,500          242,760

INCOME TAXES PAYABLE                                  752,446          733,009

CUSTOMER DEPOSITS PAYABLE                             742,594          552,981
                                                   ----------        ---------

     TOTAL CURRENT LIABILITIES                     23,738,883       16,959,022

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 7)                               9,848,616        1,778,626
                                                   ----------       ----------

       TOTAL LIABILITIES                           33,587,499       18,737,648
                                                   ==========       ==========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 3)

  PREFERRED STOCK, $.01 PAR VALUE;
  AUTHORIZED: 1,000,000 SHARES;
  ISSUED: NONE                                           -                -

  CLASS A COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED:
  20,000,000 SHARES,  OUTSTANDING:
  5,137,909 AND 3,288,200 SHARES, RESPECTIVELY         51,379           32,882

  CLASS B COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED: 3,000,000 SHARES,
  OUTSTANDING: 2,732,249 AND 2,868,606
  SHARES, RESPECTIVELY                                 27,322           28,686

ADDITIONAL PAID-IN CAPITAL                         12,958,712       11,885,627

UNREALIZED HOLDING GAIN(LOSS) ON
  SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE            17,586          (15,105)

RETAINED EARNINGS                                  23,601,185       17,202,388
                                                   ----------       ----------

     TOTAL STOCKHOLDERS' EQUITY                    36,656,184       29,134,478
                                                   ----------       ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $70,243,683      $47,872,126
                                                  ===========      ===========

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                          October 31,                  October 31,
                                      1996          1995              1996          1995


NET SALES                          $88,145,127   $64,877,259      $34,141,546    $22,566,437

INTEREST INCOME RELATED
  TO SALES-TYPE LEASES              2,339,574      2,077,701          735,812        770,589
                                   ----------     ----------       ----------     ----------
TOTAL REVENUE                      90,484,701     66,954,960       34,877,358     23,337,026
                                   ----------     ----------       ----------     ----------

COST OF GOODS SOLD                 58,211,385     43,916,412       22,937,404     15,272,303

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          21,175,144     14,805,352        8,052,389      5,212,136

INTEREST EXPENSE                      538,156        289,478          276,091         68,702

OTHER INCOME, NET                    (375,115)      (223,526)        (244,089)      (122,453)
                                   ----------     -----------       ----------    ----------
TOTAL EXPENSES                     79,549,570     58,787,716        31,021,795    20,430,688
                                   ----------     -----------       ----------    ----------

INCOME BEFORE INCOME TAXES         10,935,131      8,167,244         3,855,563     2,906,338

PROVISION FOR INCOME TAXES          4,520,918      3,386,375         1,610,167     1,241,718
                                   ----------     ----------        ----------    ----------
NET INCOME                         $6,414,213     $4,780,869        $2,245,396    $1,664,620
                                   ==========     ==========        ==========    ==========


NET INCOME PER SHARE (Note 2)           $0.81          $0.64             $0.28         $0.22
                                   ==========     ==========        ==========    ==========
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN THE CALCULATION
OF NET INCOME PER SHARE (Note 2)    7,946,212      7,496,230         7,991,112     7,512,103
                                   ===========    ==========        ==========    ==========

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                              October 31,
                                                        1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:


NET INCOME                                            $6,414,213      $4,780,869


ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                          1,184,051        842,922

PROVISION FOR BAD DEBTS                                  120,709        255,000

PROVISION FOR SLOW-MOVING INVENTORIES                     35,000         90,000

DEFERRED INCOME TAXES                                   (116,961)       (19,145)

LOSS ON DISPOSAL OF ASSETS                                  -            61,615


CHANGES IN ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE                                   (1,903,644)    (1,334,777)

NET INVESTMENT IN SALES-TYPE LEASES                   (2,034,105)    (3,271,242)

INVENTORIES                                           (2,775,422)     (698,957)

OTHER CURRENT ASSETS                                       68,144       (29,696)

OTHER ASSETS                                             (631,723)     (359,986)

TRADE ACCEPTANCES PAYABLE                               4,313,392     1,833,563

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  (4,094,522)    1,232,162

INCOME TAXES PAYABLE                                       19,437      (550,270)

CUSTOMER DEPOSITS PAYABLE                                 189,613       (69,650)
                                                       ----------     ----------

NET CASH  PROVIDED BY
 OPERATING ACTIVITIES                                     788,182     2,762,408
                                                       ==========     ==========

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                            October 31,
                                                        1996             1995

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                   (969,100)       (800,114)

ACQUISITION OF SMX, NET OF CASH ACQUIRED (Note 6)    (4,973,222)           -

(PURCHASES) SALES OF SHORT-TERM INVESTMENTS            (325,790)        452,655
                                                      ----------        --------

NET CASH USED IN INVESTING ACTIVITIES                (6,268,112)       (347,459)
                                                      ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS OF BANK FINANCING                            7,500,000           -

REPAYMENTS OF LONG-TERM DEBT                         (3,297,639)      (240,141)

EXERCISE OF STOCK OPTIONS AND WARRANTS                  884,958           -
                                                      ----------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   5,087,319       (240,141)
                                                      ----------       ---------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (392,611)     2,174,808

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         6,564,628     2,746,665
                                                       ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $6,172,017    $4,921,473
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

INTEREST PAID                                         $  512,406      $  281,043
                                                      ==========      ==========

INCOME TAXES PAID                                     $4,371,675      $3,856,137
                                                      ==========      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

PROPERTY AND EQUIPMENT RETURNED
   IN SATISFACTION OF CAPITAL LEASE                       -           $  622,295
                                                      ==========      ==========

SATISFACTION OF CAPITAL LEASE OBLIGATION                  -           $  691,052
                                                      ==========      ==========



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



     The Company purchased all of the capital stock of SMX (see Note 6) for $8,690,000. In connection with the acquisition the following activity was recorded:



FAIR VALUE OF ASSETS ACQUIRED                         $7,241,000
FAIR VALUE OF LIABILITIES ASSUMED                     (6,541,000)
                                                      -----------
NET ASSETS ACQUIRED                                   $  700,000
                                                      ===========
CASH PAID (GROSS) FOR NET ASSETS                      $5,000,000
PROMISSORY NOTES ISSUED FOR NET ASSETS                 3,500,000
CLASS A COMMON STOCK ISSUED FOR NET ASSETS               190,000
ACQUISITION COSTS & RESTRUCTURING RESERVE                666,000
                                                      ----------
TOTAL CONSIDERATION                                    9,356,000
LESS NET ASSETS ACQUIRED                                (700,000)
LESS ACCUMULATED AMORTIZATION                           (213,000)
                                                      -----------
EXCESS OF COST OVER NET ASSETS ACQUIRED               $8,443,000
                                                      ==========

See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Nine and Three Months Ended October 31, 1996 and 1995

     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the nine and three month periods ended October 31, 1996 and 1995 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Sewing Machine Exchange, Inc. ("SMX") and Pulse Microsystems Ltd. ("Pulse" and collectively with Hirsch, HAPL, and SMX, the "Company"). The operations of SMX have been included in consolidated operations since June 7, 1996 (the date of acquisition).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the nine and three month periods ended October 31, 1996 and 1995, the financial position at October 31, 1996 and cash flows for the nine month periods ended October 31, 1996 and 1995, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1996 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.

     2. Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period after giving retroactive effect to stock dividends (See Note 3). Stock options and warrants are considered to be common stock equivalents and, accordingly, approximately 221,000 and 266,000 and 52,000 and 68,000 common stock equivalent shares have been included in the computation of earnings per share for the nine and three month periods ended October 31, 1996 and 1995, respectively, using the treasury stock method.

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

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     4. Net Investment in Sales-Type Leases



                                                October 31, 1996        January 31, 1996

Total Minimum Lease Payments Receivable            $11,248,965             $9,595,952

Allowance for Estimated Uncollectible
Lease Payments ........................               (337,500)              (300,000)

Estimated Residual Value of Leased

Property (Unguaranteed)................              2,770,415              1,832,088

Less: Unearned Income..................             (3,040,451)            (2,483,216)
                                                   ------------            -----------
Net Investment.........................             10,641,429              8,644,824

Less: Current Portion..................             (1,636,437)            (1,592,733)
                                                   ------------            -----------
Long-Term Portion......................             $9,004,992             $7,052,091
                                                   ============            ===========

     5. Inventories, Net

                                                  October 31, 1996     January 31, 1996

Machines...............................            $10,067,398             $6,158,040

Parts..................................              5,171,634              2,837,165
                                                   ------------            -----------
                                                    15,239,032              8,995,205

Less: Reserve..........................             (1,451,498)            (1,026,002)
                                                   ------------            -----------
Inventories, net.......................            $13,787,534             $7,969,203
                                                   ===========             ===========


     6. Acquisition of SMX

     On June 7, 1996 the Company acquired all of the outstanding capital stock of Sewing Machine Exchange, Inc. ("SMX"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


fair market values at the date of acquisition. The fair value of the assets purchased was approximately $7,241,000 and the fair value of the liabilities assumed was approximately $6,541,000. The cost in excess of the net assets acquired including approximately $713,000 in paid and accrued acquisition costs and restructuring costs was capitalized. Amortization of goodwill approximated $213,000 from date of acquisition through October 31, 1996. The costs incurred to secure the debt financing are approximately $107,000 and have been capitalized and included in Other Assets, Net in the Consolidated Balance Sheets. These costs are being amortized over the life of the related debt agreements.

     The purchase price was $8.69 million, paid in the form of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 13, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year employment contracts with SMX's former shareholders pursuant to which they received 265,000 options to purchase shares of Hirsch Class A common stock. The options were issued at fair market value at the date of acquisition and are exercisable one year from the date of grant for a period of 5 years (See Note 2).

     7. Long-Term Debt


                                                October 31, 1996      January 31, 1996

Long-Term Debt:  (e) .......................

Term Loan (a)...............................       $7,125,000                     $0

Promissory Notes (b)........................        3,266,664                      0

Mortgage (c)................................        1,836,000              2,008,126

Other capitalized lease obligations (d).....           50,452                 13,260
                                                   -----------            -----------
Total.......................................       12,278,116              2,021,386
                                                   ===========            ===========
Less: Current maturities....................       (2,429,500)              (242,760)
                                                   -----------            -----------
Long-Term Maturities........................       $9,848,616             $1,778,626
                                                   ===========            ===========

     (a) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7.5 million to the Company to

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

     (b) In connection with the acquisition of SMX, the Company issued promissory notes in the principal amount of $4.25 million to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. The notes bear interest at the rate (the "Hirsch Rate") defined in the Hirsch Term greement plus 2% through June 1999 and from July 1999 through maturity at the Hirsch Rate.

     (c) On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") covering property being used as its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The Mortgage, among other matters, restricts additional borrowings by the Company and requires the company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The Company's obligations under the Mortgage are secured by a lien on the property and related improvements.

     (d)  The  Company   leases   certain   automobiles   and  equipment   under
noncancelable leases expiring at various times through January 1998.

     (e) At October 31, 1996 the Company had an unsecured Line of Credit Agreement (the "Agreement") with a bank for an aggregate of $15 million. The Agreement, which is uncommitted, is for working capital loans, letters of credit and deferred payment letters of credit, and bear interest at the alternate base rate. There were no working capital loans outstanding against this Agreement at October 31, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

   For the nine and three month periods ended October 31, 1996 as compared to the nine and three month periods ended October 31, 1995

     Net Sales - Net sales for the nine and three months ended October 31, 1996 were $88,145,000 and $34,142,000, an increase of $23,268,000 and $11,575,000, or
35.9% and 51.3%, respectively, compared to $64,877,000 and $22,566,000 for the nine and three months ended October 31, 1995. Approximately $16,736,000 and $8,525,000 of such increase was due to the sale of embroidery machinery for the nine and three months ended October 31, 1996. The Company believes that this increase is the result of the continued strong demand for traditional embroidered products, the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities. The Company believes that purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multihead machines as the entrepreneurs' operations expand. Additionally, approximately $10 million of additional sales were attributable to the acquisition of Sewing Machine Exchange, Inc. ("SMX") for the period from June 7, 1996 (date of acquisition) though October 31, 1996. (See Note 6 of Notes to the Consolidated Financial Statements.)

     The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"), Brother Industries Ltd. ("Brother") and through the acquisition of SMX, Melco Embroidery Systems ("Melco"). Singlehead embroidery machines and multihead embroidery machines represented 42.8% and 57.2% and 41.1% and 58.9%, respectively, of the number of embroidery machines sold during the nine and three months ended October 31, 1996 as compared to 39.2% and 60.8% and 37.0% and 63.0% for the nine and three months ended October 31, 1995, respectively.

     Effective October 16, 1996, Hirsch announced that it has discontinued the distribution of Brother embroidery machines. In addition, the Company has come to a mutual agreement with Melco to discontinue the distribution of Melco embroidery equipment through SMX, effective December 31, 1996.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the nine and three months ended October 31, 1996 aggregated approximately $15,298,000 and $6,266,000, as compared to $8,766,000 and $3,215,000 for the nine and three months ended October 31, 1995, respectively.

     Interest income related to sales-type leases - HAPL's interest income increased 12.6% to $2,340,000 for the nine month period ended October 31, 1996 from $2,078,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL's operations. For the three months ended October 31, 1996, the interest income decreased by approximately 4.5% to $736,000 from $771,000 for the comparable period of the prior year. This decrease for the three month period ended October 31, 1996 is attributable to reduced rates in order to increase market share.

     Cost of Goods Sold - For the nine and three months ended October 31, 1996, cost of goods sold increased $14,295,000 and $7,665,000, or 32.6% and 50.2%, to $58,211,000 and $22,937,000 from $43,916,000 and $15,272,000 for the nine and three months ended October 31, 1995, respectively. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins. Profit margins are consistent throughout the Tajima and Brother product lines. Gross margins for the Company's value added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses - For the nine and three months ended October 31, 1996 SG&A increased $6,370,000 and $2,840,000, or 43.0% and 54.5%, to $21,175,000 and $8,052,000 from $14,805,000 and $5,212,000 for the nine and three months ended October 31, 1995, respectively. SG&A expenses increased as a percentage of revenues to 23.4% and 23.1% for the nine and three months ended October 31, 1996, respectively, from 22.1% and 22.3% for the same periods of the prior year. In order to implement its growth strategy the Company has hired additional sales and marketing personnel for small machines and supplies, opened several new sales offices and hired additional software programmers and technicians. The Company also increased expenditures for advertising and for participation in trade shows and seminars. The acquisition of SMX has also attributed to this increase in SG&A. Amortization of the excess of cost over net assets acquired and acquisition costs have also increased SG&A costs.

     Interest Expense - Interest expense for the nine and three months ended October 31, 1996 increased $249,000 and $207,000, or 85.9% and 301.9% as compared to the nine and three month periods ended October 31, 1995. This increase is directly attributable to the increased interest costs related to the debt assumed for the acquisition of SMX.

     Other income, net - Other income, net, consists principally of investment interest.

     Provision for income taxes - The provision for income taxes reflected an effective tax rate of approximately 41.3% and 41.8% for the nine and three months ended October 31, 1996 as compared to 41.5% and 42.7% for the nine and three months ended October 31, 1995. Differences from the Federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The decrease in the tax rate for the nine and three months ended October 31, 1996 is principally the result of changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with lower effective tax rates. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There has been no effect on deferred taxes as a result of the SMX acquisition as the goodwill is being deducted over 15 years for book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income - Net Income for the nine and three months ended October 31, 1996 increased $1,633,000 and $581,000, or 34.2% and 34.9%, to $6,414,000 and
$2,245,000 from $4,781,000 and $1,665,000 for the nine and three months ended October 31, 1995, respectively. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.

                         Liquidity and Capital Resources

     The Company's working capital was $20,969,000 at October 31, 1996, increasing $4,122,000, or 24.4%, from $16,847,000 at January 31, 1996. The
Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the Secondary Offering. The acquisition of SMX has been financed through a term loan agreement with a bank (See Note 7 of notes to consolidated financial statements).

     During the nine months ended October 31, 1996, the Company's cash and cash equivalents and short-term investments available-for-sale decreased by $185,000 to $8,665,000. Net cash of $788,000 was provided by the Company's operating activities principally as a result of the Company's earnings of $6,414,000. Changes to working capital components resulted in a use of cash of $6,849,000. Cash provided by increases in the balance of trade acceptances payable, income taxes payable and customer deposits aggregating $4,522,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating $7,345,000 and a decrease in accounts payable and accrued expenses of approximately $4,095,000. These changes resulted from expansion of the Company's business.

     The Company purchases foreign currency futures contracts to hedge specific purchase commitments. Substantially all foreign currency purchases commitments are matched with specific foreign currency futures contracts. Consequently, the company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. See Note 10(B) of Notes to Consolidated Financial Statements in the 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     At October 31, 1996, the Company had an uncommitted line of credit agreement with a bank for $15,000,000. This line, which is unsecured, can be used for working capital loans, bankers acceptances, letters of credit and deferred payment letters of credit. This line of credit can be canceled at any time by either party. This line has been used for letters of credit and deferred payment letters of credit aggregating approximately $12,969,000 at October 31, 1996. The absence of this line would impair the Company's ability to purchase Tajima equipment.

     The Company is presently in negotiations with a Bank for an aggregate of $35 million ($30 million for Hirsch and $5 million for HAPL) in senior revolving credit and term loan facilities (the "Facilities"). The $30 million facility, which will be unsecured, and the $5 million facility, which will be secured by a first lien on substantially all of HAPL's assets, will be used for working capital loans, letters of credit and deferred payment letters of credit, financing of sales-type leases and financing of permitted acquisitions (collectively, as defined therein). These Facilities have not been consummated as of December 10, 1996.

     On June 7, 1996 the Company acquired all of the outstanding capital stock of SMX. This acquisition was accounted for as a purchase and accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX was recorded as goodwill. The purchase price was $8.69 million, in the form of a promissory note in the principal amount of $4.25 million to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2.5 million on June 12, 1996 with the balance of each note ($1.75 million) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. Concurrent with the acquisition, the Company entered into 5 year employment contracts with SMX's former shareholders.

     Based in Chicago, Illinois, SMX is the exclusive distributor in 7 midwestern states of single and multihead machines manufactured by Tajima, and the exclusive distributor in 11 midwestern states, of 1, 4 and 12 head embroidery machines and related software manufactured by Melco. The Company has entered into a mutual agreement with Melco to discontinue the distribution of Melco embroidery equipment through SMX, effective December 31, 1996.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which to bank lent $7.5 million to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan is repayable in twenty (20) equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan has been guaranteed by Hirsch, Pulse and SMX and requires the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined.

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. In certain cases, HAPL retains leases for which it cannot obtain commitments from financing sources. HAPL Leasing, which was fully activated in May 1993, has closed $84.3 million in lease agreements as of October 31, 1996. To date, approximately $75.8 million, or 90%, of the leases have been sold to third party financial institutions on a non-recourse basis.

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

     Inventory at October 31, 1996 of new Tajima and Brother embroidery machines was $6,314,000 and $727,000, respectively, representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $3,026,000 consisted of computer software, used machines and other equipment.

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

              27 Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HIRSCH INTERNATIONAL CORP.
                                              Registrant


                                 By:  \s\ Henry Arnberg
                                      ----------------------------------------
                                      Henry Arnberg, President and
                                      Chief Executive Officer



                                 By:  \s\ Kenneth Shifrin
                                      ----------------------------------------
                                      Kenneth Shifrin,
                                      Chief Financial Officer



Dated:  December 12, 1996