Form 10-K
period 1997-01-31
HIRSCH INTERNATIONAL CORP
filed 1997-05-01
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1997

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


                200 Wireless Boulevard, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (516) 436-7100

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 4,354,506 shares of Class A Common Stock held by non-affiliates of the Company as of April 11, 1997 is $83,824,240.50.

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

          Class of                                      Number of
        Common Equity                                     Shares

       Class A Common Stock                              5,312,666
       par value $.01

       Class B Common Stock                              2,732,249
       par value $.01


     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 1997.

                                     PART I

     Item 1. Business

     General

     Founded in 1970, Hirsch International Corp. ("Hirsch" or the "Company") has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single-head and multi-head embroidery machines, proprietary application software, a diverse line of embroidery supplies, accessories and proprietary products, and a range of equipment financing options. In addition, Hirsch provides a comprehensive customer service program, user training and software support. The Company believes its broad product offerings together with its related value-added products and services place it in a strong competitive position within its marketplace. From fiscal year 1993 to fiscal year 1997, the Company's net sales increased at a 29.4% compound annual rate to $122.2 million, while net income increased at a 47.5% compound annual rate to $8.8 million.

     The Company's customers range from large operators who run numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has exclusive right to distribute Tajima small (one through six head) machines in the continental United States and Hawaii and large (six and higher head) machines in 39 states. The exclusive rights to distribute large machines in the nine Western states and Hawaii in which Hirsch does not have such distribution rights, is held by an unrelated third party.

     The Company and Tajima have had a 20-year relationship, and Hirsch believes it is Tajima's largest distributor in the world. Hirsch collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. To date, all Tajima equipment has been assembled in Japan. Hirsch recently announced the formation of a subsidiary, Tajima USA, Inc. ("Tajima USA"), which initially will assemble Tajima machines with up to six heads in the United States to provide additional manufacturing capacity. The Company anticipates that this manufacturing capacity will enable it to reduce its inventory carrying costs to its customers.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products and services to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies application software programs which enhance and simplify the embroidery process, enable customization of designs and reduce production costs. Pulse has designed and delivered the majority of its proprietary application software programs to operate in the Microsoft(R) Windows 95TM environment, which Hirsch believes will further enhance and simplify ease of use and user flexibility. The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provides a range of equipment financing options to customers wishing to finance equipment purchases. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products through Company's Embroidery Supply Warehouse division ("ESW").

     The Company's equipment and value-added products are marketed and sold by sales and marketing personnel, whose efforts are augmented by trade journal advertising, informational "open house" seminars and trade shows. Hirsch believes its reputation, knowledge of the marketplace, exclusive Tajima distribution rights, industry expertise and innovation will enable it to continue to increase the overall size of the embroidery equipment market and its market share.

     The Embroidery Industry

     The embroidery industry has evolved from an industry characterized by commercial embroiders using relatively simple labor intensive machinery with limited production capabilities to an industry characterized by rapid growth and technological change. The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins and production efficiencies. These machines offer superior design flexibility, increased speed, the ability to embroider finished products, the ability to efficiently embroider up to twelve colors at a time, automatic thread trimming, and other labor-saving improvements. The embroidery industry also benefitted from the sudden growth, beginning in the late 1980s, in the use of licensed products by apparel and other manufacturers. Licensed names, logos and designs provided by, among others, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered and the availability of tandem applications, those which include both embroidery and chenille, began to attract broad fashion appeal and more recently commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of a group of needles which are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the integration of computers and specialized software applications.

     Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment and related services and financing needs. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines, (ii) develops and supplies proprietary application software programs for embroidery machines,
(iii) sells a broad range of embroidery supplies, accessories and proprietary products, (iv) provides leasing options to customers to finance equipment purchases, (v) provides comprehensive customer training in the use of the embroidery machines and related application software, and (vi) supports and services the embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services, supplies, and financing needs. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

     Comprehensive Embroidery Machine Selection. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable. The Company markets and distributes over 80 models of embroidery machines, ranging in size from one head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments of other soft goods.

     Pulse Microsystem Software. The Company's Pulse subsidiary offers a wide range of proprietary application software which enhances and simplifies the embroidery process. The Company has designed and delivered a majority of its proprietary application software products to operate in the Microsoft(R) Windows 95TM environment which the Company believes will enhance creativity, ease of use and user flexibility. The Company intends to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 12,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse intends to continue to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has increased the number of its software developers and will continue to develop software that enhances new features in the embroidery machines being introduced.

     Financing Options. The Company's HAPL Leasing subsidiary offers its customers the option to lease rather than purchase embroidery equipment. The Company believes that HAPL Leasing's programs increase opportunities to sell equipment by reducing the initial capital commitment required of a potential purchaser. HAPL Leasing's programs are attractive to purchasers who desire to begin or expand embroidery operations while limiting their initial capital investment.

     Embroidery Supplies, Accessories and Proprietary Products. The Company's ESW division offers a broad range of embroidery supplies, accessories and proprietary products. ESW is an integral part of the Company's single source strategy. The Company's expanding marketing efforts will be directed toward telemarketing, trade publication, advertising, catalog mailers and trade show participation. ESW offers proprietary products together with a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to develop special purpose embroidery replacement parts and products that are more durable and simplify the embroidery process.

     Customer Support and Service. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's customer service department includes service technicians operating out of its headquarters and 22 regional offices. After the Company delivers an embroidery machine to a customer, its trained personnel assist in the installation of the machine and with setup and operation. The Company has a staff of service representatives who provide assistance to its customers by telephone. Most customer problems or inquiries can be handled by telephone, but when necessary the Company dispatches one of its service technicians to the customer. In addition, the Company provides at its facilities introductory and advanced training programs developed by the Company to assist customers in the use and operation of the embroidery machines it sells.

     Growth Strategy

     The Company has developed a number of complementary growth strategies, including the following:

     Grow with Embroidery Equipment Customers. The continuing growth of the embroidery industry and the increasing number of embroidery entrepreneurs who sell customized products into specialized niche markets presents the Company with the opportunity to grow with its customers. The Company believes that purchasers of smaller embroidery machines are a significant source of future business for larger multi-head machines as their operations expand. The Company's customer support personnel work with customers to assist them in expanding their operations. By establishing a relationship through the sale of a smaller embroidery machine, the Company strives to establish itself as the customers' preferred vendor for larger multi-head machines. New uses for embroidery machines in the sewing of apparel also present the Company with an opportunity to grow with its customers and sell to new customers.

     Increase Penetration in Recently Acquired New Equipment Distribution Markets. The Company believes that it has excellent opportunities for growth in the distribution territories acquired in the acquisitions of Sewing Machine Exchange, Inc. ("SMX") and Sedeco, Inc. ("Sedeco," and collectively referred to as "Recent Acquisitions") and in the western states where the Company has the exclusive right to distribute small Tajima machines. The Company anticipates that the introduction of its approach to marketing and customer training, support and service will allow it to further penetrate the potential customer base in these markets.

     Expand Sales of Value-Added Product and Services. Once a relationship with a customer is established by the sale of a new or used embroidery machine, the Company seeks to increase its sales by supplying software developed by Pulse and a broad range of embroidery supplies and equipment through ESW. Offering the customer leasing options through HAPL Leasing also presents the Company with an opportunity to increase its revenues. In those regions of the United States into which the Company has recently expanded through acquisitions and obtaining the right to distribute small Tajima machines, the Company believes that it has a particularly strong opportunity to expand sales of its value-added products and services. Historically, the Company's sales of software products, leasing activities and sales of ESW products have been concentrated in the states where it has had the exclusive right to distribute embroidery machines. The Company believes that expanding this area will allow it to better market its value-added products and services. To facilitate this growth, the Company is establishing ESW warehouses at the same locations as certain sales offices. In addition, ESW's product line also is offered to all users of embroidery equipment in the United States through trade publications, print advertising, catalogue mailers and trade show participation.

     In addition, HAPL Leasing has assembled a talented and aggressive staff of regionalized sales and support personnel to blanket this expanded territory. This regional sales approach is establishing HAPL Leasing's presence in the midwest, southwest and on the west coast, and will increase their momentum in sales and profitability. Pulse continues to set the software standard in the embroidery industry with the release of Version 7 of its Signature(R) product line. The user-friendly operating environment of Version 7 places the focus on the creative end of designing which should revolutionize the art of digitizing. In addition, the patented chenille software developed by Pulse has been positively received by Tajima and has been displayed with their chenille embroidery machines at international trade shows.

     Establish Assembly Operations. The Company recently announced plans to assemble Tajima embroidery machines in the United States through its subsidiary, Tajima USA, initially in configurations of up to six heads. This assembly facility will be located near the Company's headquarters. As a result, the Company expects to be able to better manage its inventory. Presently, the Company's current ordering cycle for these machines is approximately four to five months prior to delivery to the Company. The Company also believes that establishing this assembly facility will further strengthen its relationship with Tajima.

     Embroidery Equipment

     Embroidery equipment may contain single or multiple sewing heads. The Company markets and distributes over 80 models of embroidery machines, ranging in size from one head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become part of garments or other soft goods. The selling prices of these machines range from $20,000 to $180,000. Each sewing head consists of a group of needles which are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30 head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

     Recent Product Developments. The Company often collaborates with Tajima in the development of embroidery products. Over the past few years, Tajima has introduced the following embroidery products: (i) wide Cap embroidery system, which expands the small sewing field on finished caps to a 270 degree continuous arc; (ii) the multi-color chenille embroidery machine, which enables embroiderers to create more elaborate and colorful designs with chenille stitches; (iii) the tandem chenille and embroidery machine, making it possible to incorporate both chenille and embroidery into the same design; and (iv) the Emblaser machine, which incorporates embroidery and laser technology into one system, reduces production time and increases production efficiencies. The Company believes that the greater variety of embroidered products that these machines can produce will result in demand for these products presenting an opportunity for growth for the Company.

     Value Added Products

     Software

     All Tajima machines can be networked through Pulse software. The computerization of the embroidery industry has led to a demand for more advanced application software. Pulse, a strategic acquisition in 1994, is a developer and supplier of a wide range of application software programs which enhance and simplify the embroidery process. Pulse's computer-aided design software packages are targeted at different functions performed by embroiderers, all in an integrated product line. These products range from a basic lettering package that permits the embroiderer to design names and letters for use on the product to be embroidered to sophisticated packages that permit the creation and editing of intricate designs, logos and insignias through the use of scanners and computers.

     Pulse also offers database products and business management tools to its customers, including its Passport Embroidery Network which allows a single user to network embroidery machines of any make or model. Additionally, it is a production management system that provides users with the ability to monitor production, diagnostic information and operator efficiency in real time.

     In October 1995, Pulse introduced the Signature software product line which enables designers to operate in the Microsoft(R) Windows 95TM environment. The Signature software's TRUE TYPE functionality facilitates the creation of embroidered lettering from any standard computer font. An On-Screen Digitizing feature accommodates imported computer images and then, using many new artistic features, easily digitizes them. This on-screen method is a quick and easy way to create custom-embroidered designs with professional results.

     In addition, Pulse has developed application software that uses bar codes to recognize embroidery designs and embroidered lettering for the uniform industry. Bar coding will facilitate the expedient and accurate retrieval of designs from design databases. Pulse also developed application software to be integrated with the new Tajima chenille and laser embroidery machines.

     Leasing

     In order to become a single source provider to the embroidery industry, the Company formed HAPL Leasing in 1990. The Company believes that it is the only embroidery equipment distributor with a captive leasing subsidiary providing the Company with a unique competitive advantage.

     Approximately 34.8% of the Company's revenues from sales were financed through HAPL Leasing for the year ended January 31, 1997, compared to 35.3% for the year ended January 31, 1996. HAPL Leasing minimizes its leasing risk by selling substantially all of its sales-type leases to financial institutions on a non-recourse basis. The selling price of the leases to financial institutions generally will be a lump sum equal to the sales price of the embroidery equipment leased, plus a portion of the finance charges paid by the lessee. In addition, at the end of the lease term, the residual value of the embroidery equipment may revert to HAPL Leasing or HAPL Leasing sells the equipment to the lessee at terms agreed upon in the original lease agreement. Each lease generally has a term of three to five years. As of January 31, 1997, HAPL Leasing had sold approximately 90% of its leases on a non-recourse basis.

     In some cases, third party funding sources condition their purchase of leases on the establishment of a payment history. HAPL Leasing also retains selected leases for which it has not obtained a purchase commitment from its funding sources. In each case where a lease is retained, HAPL Leasing applies its policies and procedures and knowledge of the industry to determine whether to enter into the lease, including an evaluation of the purchaser's business prospects and the creditworthiness of the principals.
HAPL Leasing sells these leases if financing becomes available at a later date.

     HAPL Leasing is continuing to increase the number of funding sources and works with its funding sources to develop new lease programs attractive to the embroidery industry.

     Embroidery Supply Warehouse

     ESW offers a broad range of embroidery supplies including threads, needles, thread cone winders, embroidery hoops, embroidery backings and embroiderable products such as caps, t-shirts, jackets, sweat suits, sweatshirts and canvas bags. In addition, ESW develops embroidery products based on the recommendations of embroiderers. ESW also distributes the Universal Hooper, a manual hooping device, a machine thread rack upgrade called "Quick Thread" and specially sized embroidering hoops for unusual applications.

     ESW also recently introduced "Hoopless Air Clamps," a proprietary product that allows manufacturers to apply embroidery to unfinished flat pieces without the need for a hoop. The Company anticipates that this product will benefit clothing manufacturers by reducing labor costs and production time.

     Other products recently introduced by, ESW include: "Power Hoops;" Tajima Hoops; 3-D Embroidery Foam, which allows embroiderers to add new multi-media, multi-dimensional embroidery to a design using existing equipment; steamers, which remove wrinkles and hoop marks; cleaning guns, which remove stains that occur during the embroidery process; and Peggy's Stitch Eraser, an electric stitch remover that allows embroiderers to quickly and efficiently remove bobbin thread from sewn garments.

     Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade journal advertising and participation in seminars and over 25 trade shows annually. The Company's growing sales staff is headed by Paul Levine, Executive Vice President and Chief Operating Officer of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand each customer's needs. Through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry, the Company believes it is increasing its market share.

     The Company believes that a key element in its success has been focus on customer service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides at its facilities extensive two to five day training programs developed by the Company to assist customers in the use and operation of the embroidery machines it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides proprietary videotapes and manuals as training tools. Company personnel also provide technical and software support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting embroidery operations.

     The Company also has developed an internal training center for its employees at its Cleveland training center. The program educates employees about the embroidery industry, the history of embroidery and the Company, embroidery techniques and the operation of embroidery machines. Service technicians receive an intensive training program in addition to the aforementioned program. Senior service technicians also receive formal training from Japan for several weeks and receive technical updates from Tajima throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of customer service.

     In addition, the Company collaborates with its customers and Tajima in connection with the development of new embroidery equipment and applications to meet the specialized needs of the Company's customers. Current projects include the development of embroidery applications for a major automobile manufacturer, collaborations with high end designer clothing manufacturers to reduce production costs and increase efficiency and further development of Pulse software to be integrated with the Tajima chenille and laser machines.

     The Company provides the customer with a one-year warranty against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers parts and labor. Tajima provides the Company with a one-year warranty that covers substantially all of the Company's warranty costs.

     Supplier Relationships with Tajima

     Three separate distributorship agreements govern the Company's right to distribute Tajima embroidery equipment in the United States.

     The Company has two separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice except that Tajima cannot terminate the East Coast/Midwest Agreement prior to February 20, 1998. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and has a term of five years. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six head machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement has a term of five years initially terminates on February 20, 2002, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties.

     Each of the agreements may be terminated if the Company fails to achieve certain minimum sales quotas. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company.

     Although there can be no assurance, management of the Company believes that the likelihood of the loss of Tajima as a source of supply is remote because:
(i) the Company has a 20 year relationship with Tajima and is Tajima's largest distributor; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; and (iii) the Company and Pulse support Tajima's development activities and the Pulse software enhances the Tajima product line.

     Other Supplier Relationships

     The Company purchases personal computers which are integrated with the embroidery machines it distributes. ESW obtains its supplies from many different sources. The Company believes that alternate sources of supply are readily available.

     Customers

     The Company's customers range from large operators who run numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. The Company's customers include: Fruit of the Loom, Russell Licensed Products, Logo 7, Healthtex, Five B's, Osh Kosh B'Gosh, Avanti Lines and William Carter Company.

     Competition

     The Company competes with distributors, such as Macpherson, Inc., a distributor of Barudan multi-head embroidery machines and Meistergram single-head embroidery machines, as well as with smaller distributors. The Company also competes with original equipment manufacturers, such as Brother International and Melco Embroidery Systems ("Melco"), which distribute products directly into the Company's markets. The Company believes it competes against these distributors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could affect the Company's operations.

     The Company's success is dependent, in part, on the ability of Tajima to continue producing products which are technologically superior and price competitive with those of other manufacturers.

     Pulse's software products compete against products developed by several companies from around the world. The primary competitors are Wilcom Pty., an Australian corporation, Gunold & Stickma GmbH, a German corporation and Melco. The Company believes that Pulse competes on the basis of ease of use, functionality and the range of software applications it markets.

     HAPL Leasing competes principally with equipment leasing brokers specializing in the embroidery industry and other financing sources such as banks and other financial institutions. The Company believes that it competes on the basis of HAPL Leasing's favorable pricing and because the Company is a single source provider of embroidery equipment, customer service and support and value added products.

     ESW competes with a division of Melco and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that ESW will benefit from the breadth of its product line, development of proprietary products and the fact that the Company is a single source provider.

     Patents and Copyrights

     The Pulse software has copyright protection under Canadian law and the Berne Convention which also affords it protection in the United States. Certain of the Pulse software has also been granted United States copyright registrations. The following patents have been granted in the United States:
"Method For Modifying Embroidery Design Programs", "Embroidery Design System", "Method For Creating Self-Generating Embroidery Pattern" and "Method for Automatically Generating Chain Stitches," and two patents entitled "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse also has several other patents pending in the United States Patent and Trademark Office. Pulse also has the following patent pending in the European Patent
Offices: "Method for Modifying Embroidery Design Programs," and the following patents pending in the Japanese Patent office: "Method for Modifying Embroidery Design Programs," "Method for Automatically Generating Chain Stitches" and "Method For Automatically Generating A Chenille-Filled Embroidery Stitch

Pattern." Pulse believes these protections are sufficient to prevent unauthorized third party uses of such property rights. Neither Pulse nor the Company is aware of any patents or other intellectual property rights of third parties which would prevent the use of Pulse's intellectual property. The Company continues to seek intellectual property protection for Pulse products.

     Employees

     As of March 31, 1997, the Company employed approximately 325 persons engaged in sales for the Company, ESW, HAPL Leasing and Pulse, customer service and supplies, product development, and finance administration and management. None of the Company's employees is represented by unions. The Company believes its relationship with employees is good.

     Item 2. Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. This property houses the Company's executive offices, the Northeast sales office, customer service, software support and warehouse space. Additionally, both HAPL Leasing and ESW operate out of this facility. On October 27, 1994, the Company entered into a ten year, $2,295,000 Mortgage agreement with a bank for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The Company's obligations under the Mortgage are secured by a lien on the premises and the related improvements thereon.

     In March 1997, the Company entered into a five year lease for a 25,000 square foot factory facility in Bohemia, New York where its subsidiary, Tajima USA, Inc., will operate a machine assembly facility. The lease provides for lease payments of approximately $132,000 per annum.

     In addition to the Company's headquarters, the Company owns one satellite office and leases 22 regional satellite offices. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space.

     Item 3. Legal Proceedings

     There are no material legal proceedings pending against the Company.

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of Security holders during the fourth quarter of its most recent fiscal year.

                                     PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     (a) The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Stock Market under the symbol HRSH. The following table sets forth for each period indicated the high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market. Trading began in the Class A Common Stock on February 17, 1994.

     Fiscal 1996 High Low

First Quarter ended April 30, 1995........................$ 8.48        $ 6.23
Second Quarter ended July 31, 1995........................$10.40        $ 6.88
Third Quarter ended October 31, 1995......................$12.20        $ 8.80
Fourth Quarter ended January 31, 1995.....................$12.00        $ 8.80

Fiscal 1997

First Quarter ended April 30, 1996........................$13.20        $10.20
Second Quarter ended July 31, 1996........................$17.60        $12.60
Third Quarter ended October 31, 1996......................$19.25        $15.25
Fourth Quarter ended January 31, 1997.....................$23.00        $17.25

     The sale prices have been adjusted to reflect two 5-for-4 stock splits paid in the form of a 25% stock divided effected July 25, 1995 and July 22, 1996.

     (b)  As  of  April  21,  1997,   the  Company   believes  that  there  were
approximately 3,395 beneficial owners of its Class A Common Stock.

     (c) The Company intends to retain earnings for use in operations and expansion of its business and therefore does not anticipate paying cash dividends on the Class A Common Stock or the Class B Common Stock in the foreseeable future. The future payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law. The Class A Common Stock and Class B Common Stock share ratably in any dividends declared by the Company on its Common Stock. Any stock dividends on the Class A Common Stock and the Class B Common Stock will be paid in shares of Class A Common Stock.

     Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 1997 and 1996 and for the fiscal years ended January 31, 1997, 1996 and 1995 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 1995, 1994 and 1993 and for the fiscal years ended January 31, 1994 and 1993 are derived from audited Consolidated Financial Statements not included herein.





                                                                        Year Ended January 31,
                                                                             (in thousands)

                                                    1997               1996              1995              1994              1993
                                                    ----               ----              ----              ----              ----

Statement of Operations Data:

Net Sales...........................            $122,195            $87,974           $70,709           $49,959           $43,584

Interest income related to sales-type              3,243              3,022             1,617               571                37
leases..............................

Cost of goods sold..................              80,820             58,836            47,881            35,452            30,628

Selling, general and administrative               29,070             20,638            16,155            10,520             9,614
expenses............................

Income before income taxes..........              15,170             11,402             8,159             4,272             3,078

Income taxes........................               6,402              4,837             3,335             1,663(1)          1,226

Net income (5)......................               8,768              6,565             4,823             2,609(1)          1,853

Income per share....................             $  1.10            $  0.87           $  0.66           $  0.49(1)        $  0.35
                                                 =======            =======           =======           ==========        =======

Shares used in the calculation of net
income per share (5)................               7,972              7,512             7,335             5,332             5,332



                                                                            January 31,
                                                                       (in thousands of dollars)

                                                    1997              1996              1995              1994              1993
                                                    ----              ----              ----              ----              ----

Balance Sheet Data:

Working capital.....................             $22,959        $16,847(3)        $10,363(2)           $ 1,674           $ 5,351

Total assets........................              83,696         47,872(3)         37,504(2)            21,349            15,149

Long-term debt, less current                      13,194(4)       1,779             2,696                  776               935
maturities..........................

Stockholders' equity................              41,682         29,134(3)         20,636(2)             7,830             6,287



     (1) Income taxes, net income and income per share for the fiscal year ended January 31, 1994 reflect, on a pro forma basis, the federal and regular state income taxes which would have been incurred if the Company had been taxed as a C Corporation under the Code and applicable state statutes during such period.

     (2) In February 1994, in connection with its initial public offering (the "IPO"), the Company received net proceeds of $7,353,000, after deducting expenses of the IPO.

     (3) In January 1996, in connection with a second public offering of its Class A Common Stock (the Second Offering"), the Company received net proceeds of $1,906,000, after deducting expenses of the Second Offering.

     (4) Included in long-term debt, less current maturities at January 31, 1997 is $11,645,000 of debt relating to the Company's Recent Acquisitions.

     (5) Income per share figures and shares used in calculation of net income per share have been retroactively adjusted to refle ct a 5% stock dividend paid in August 1994 and two 5-for-4 stock splits paid in the form of a 25% stock dividend effected July 1995 and July 1996.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. As used herein, "fiscal year" refers to the fiscal year ending January 31 of the identified calendar year.

     General

     Hirsch is a leading single source supplier of electronic computer-controlled embroidery machinery and related value-added products and services to the embroidery industry. The Company offers a complete line of
technologically   advanced  single-head  and  multi-head   embroidery  machines,
proprietary application software and a diverse line of embroidery supplies, accessories and proprietary products. Hirsch believes its comprehensive customer service, user training, software support and broad product offerings combine to place the Company in a superior competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima.

     The Company's focus during the past several years has been on growth and expansion. The acquisitions of Sewing Machine Exchange, Inc. ("SMX") and Sedeco, Inc. ("Sedeco") increased the area in which the Company is the exclusive distributor of Tajima embroidery equipment from 26 states to 39 states. These acquisitions (the "Recent Acquisitions") were accounted for as Purchases in accordance with Accounting Principles Board Opinion on No. 16, "Business Combination." See Note 3 of Notes to Consolidated Financial Statements. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six head) Tajima embroidery machines in nine western states and Hawaii. With this expansion of the Company's small machine territory to the West Coast, Hirsch now has the exclusive right to distribute Tajima small machines in the continental United States and Hawaii. Hirsch also announced the formation of its newest subsidiary, Tajima USA which has been created for the sole purpose of assembling Tajima embroidery machines in the United States. Production at Tajima USA will consist of models in configurations of up to six heads per machine. With the full assistance and support of Tajima, Hirsch expects the facility to be in operation by June 1997.

     The Company's growth has also resulted from rapid technological change in embroidery equipment and related application software, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of "embroidery entrepreneur," who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups, as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of future business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand.

     The Company's revenues have increased at a compound annual growth rate of 31.7% from $72,326,000 in fiscal year 1995 to $125,439,000 in fiscal year 1997.
Revenue growth from fiscal year 1995 to fiscal year 1997 has benefitted from an increase in revenue from the sale of embroidery machinery of approximately $40,958,000 from $60,753,000 in fiscal year 1995 to $101,711,000 in fiscal year
1997. Revenue for fiscal year 1997 also benefitted from $14,500,000 in revenues from the newly acquired distribution territories. The revenue contribution from value-added products divisions has increased from approximately 7.5% of total revenues in fiscal year 1995 to approximately 9% of total revenue in fiscal year 1997 which has also contributed significantly to the Company's growth during this period.

     Earnings per share have increased at a compound annual growth rate of 29.1% from $.66 per share for fiscal year 1995 to $1.10 per share for fiscal year 1997 and, net income has increased at a compound annual growth rate of 35% from $4,823,000 for fiscal year 1995 to $8,768,000 for fiscal year 1997. Growth in earnings per share and net income is the result of consistent margins on the sale of embroidery machinery and the growth in the sale of higher margin value-added products. The net income contribution from the Company's value-added products has increased from approximately 24% in fiscal year 1995 to approximately 34% in fiscal year 1997. After consideration of amortization expense for the excess of cost over net assets acquired and interest expense for the incurred debt, the net income contributions from the Recent Acquisitions were nominal in fiscal year 1997.

     Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 1995, 1996 and 1997.

                                                      Year Ended January 31,

                                                                           1997      1996       1995
                                                                           ----      ----       ----
Net sales.......................................................           97.4%     96.7%       97.8%
Interest income related to sales-type leases....................            2.6%      3.3%        2.2%
                                                                          ------    ------    --------
Total revenue...................................................          100.0%    100.0%      100.0%
Costs of goods sold.............................................           64.4%     64.7%       66.2%
Selling, general and administrative expenses....................           23.2%     22.7%       22.3%
Interest expense, net...........................................            0.7%      0.4%        0.5%
Other income, net...............................................           (0.3%)    (0.3%)      (0.3%)
                                                                         ------     ------    --------
Income before income taxes......................................           12.0%     12.5%       11.3%
Provision for income taxes......................................            5.0%      5.3%        4.6%
                                                                         ------     ------    --------
Net income......................................................            7.0%      7.2%        6.7%
                                                                         ======     ======    ========


     Fiscal Year 1997 as Compared to Fiscal Year 1996

         Net Sales. Net sales for fiscal year 197 were $122,195,000, an increase of $34,221,000, or 38.9%, compared to $87,974,000 for fiscal year 1996. Approximately $25,347,000, or 74.1%, of this increase was due to the sale of embroidery machinery for fiscal year 1997. The sale of embroidery machines represented approximately $101,710,000 or 83.2%, and $76,363,000 or 86.8%, of
net sales for fiscal years 1997 and 1996, respectively. The Company believes that this increase is the result of the continued strong demand for embroidered products, the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

         The expansion of the Company's distribution territory through the Recent Acquisitions also resulted in increased reenues for fiscal year 1997. Approximately $12,500,000 of sales were attributable to the acquisition of SMX for the period from June 7, 1996 through January 31, 1997, and approximately $2,000,000 of sales were attributable to the acquisition of Sedeco for the period from December 20, 1996 through January 31, 1997 (See Note 3 of Notes to Consolidated Financial Statements).

         The Company's revenues have also grown in lrge part as a result in the growth in sales of the single-head embroidery machine. Single-head embroidery machines and multi-head embroidery machines represented 45.6% and 54.4%, respectively, of the number of embroidery machines sold during fiscal year 1997 as compared to 39.8% and 60.2% for fiscal year 1996, respectively.

     The Company previously sold embroidery machines manufactured by Brother Industries Ltd. ("Brother") and, through the acquisition of SMX, Melco Embroidery Systems ("Melco"). However, effective October 16, 1996, the Company discontinued the distribution of Brother embroidery machines. In addition, the Company came to a mutual agreement with Melco effective December 31, 1996 in which the Company discontinued the distribution of Melco embroidery equipment through SMX.

     Revenue from the sale of the Company's proprietary application software, embroidery supplies, accessories and proprietary products for fiscal year 1997 aggregated approximately $20,485,000, as compared to $11,611,000, which represents an increase of approximately 76.4% for fiscal year 1996. This increase is primarily attributable to the increase in revenues from the sale of embroidery machines.

     Interest income related to sales-type leases. HAPL Leasing's interest income increased 7.3% to $3,243,000 for fiscal year 1997 from $3,022,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL Leasing's operations and staff. In order to increase market share, HAPL Leasing reduced its rates in certain instances, which resulted in growth that was not proportionate to the growth in revenues from the sale of embroidery machines.

     Cost of Goods Sold. For fiscal year 1997, cost of goods sold increased $21,984,000, or 37.4%, to $80,820,000 from $58,836,000 for fiscal year 1996. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen had a minimal effect on Tajima equipment gross margins since currency fluctuations generally have been reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Gross margins for the Company's value-added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses. For fiscal year 1997 SG&A expenses increased $8,432,000, or 40.9%, to $29,070,000 from $20,638,000 for fiscal year 1996. SG&A expenses increased as a percentage of revenues to 23.2% from 22.7%. This increase in SG&A expenses as a percentage of revenues is primarily attributable to the following factors:

     o The Company made a significant investment in its infrastructure as it relates to its growth strategy and the West Coast Expansion. Additional sales, marketing, training, administrative and technical support personnel were hired to support this growth. The Company also entered into leases for several new sales offices and incurred start up costs related to these offices. The Company also increased expenditures for advertising and for participation in trade shows.

     o Expenses incurred in connection with the Recent Acquisitions.

     Interest Expense. Interest expense for fiscal year 1997 increased $435,000, or 109.7%, from $397,000 in fiscal year 1996 to $832,000 in fiscal year 1997. This increase is directly attributable to the increased interest costs related to the additional debt incurred in connection with the Recent Acquisitions.

     Provision for Income Taxes. The provision for income taxes reflected an effective tax rate of approximately 42.2% for fiscal year 1997 as compared to 42.4% for fiscal year 1996. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in a permanent difference since it is not deductible for tax purposes. The Company has not established any valuation allowances against these deferred tax assets because management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for fiscal year 1997 increased $2,203,000, or 33.6%, to $8,768,000 from $6,565,000 for fiscal year 1996. This increase was due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products. The net margin decreased to 6.99% in fiscal year 1997 from 7.21% in fiscal year 1996. This decrease is attributable to the increase in SG&A expenses.

     Fiscal Year 1996 as Compared to Fiscal Year 1995

     Net Sales. Net sales for the fiscal year 1996 were $87,974,000, an increase of $17,265,000, or 24.4%, compared to $70,709,000 for the fiscal year 1995.
Approximately $15,609,000 of this increase was the result of increased sales of embroidery machinery. The sale of embroidery machines represented approximately $76,363,000 or 86.8% and approximately $80,753,000 or 85.9% of net sales for fiscal years 1996 and 1995, respectively. The Company believes that this increase resulted from the continued strong demand for traditional embroidered products, the expanding number of new embroidery applications and markets and the emergence of embroidery entrepreneurs as a growing segment of the marketplace.

     The increase in single-head machine sales has attributed to the overall increase in net sales. Single-head and multi-head embroidery machines represented 39.8% and 60.2%, respectively, of the number of embroidery machines sold during fiscal year 1996 as compared to 38.0% and 62.0%, respectively, for fiscal year 1995.

     Revenues from the sale of the Company's proprietary application software, embroidery supplies, accessories, proprietary embroidery products and used machines for fiscal year 1996 aggregated approximately $11,611,000 as compared to $9,956,000 for fiscal year 1995, which represents an increase of approximately 16.6% for fiscal year 1995. This increase is primarily attributable to the increase in revenue from the sale of embroidery machines.

     Interest Income Related to Sales-Type Leases. HAPL Leasing had interest income of $3,022,000 for fiscal year 1996 compared to $1,617,000 for fiscal year 1995. This increase was a result of the continued expansion of HAPL Leasing's operations.

     Cost of Goods Sold. For fiscal year 1996, cost of goods sold increased $10,954,000, or 22.9%, to $58,836,000 from $47,881,000 for fiscal year 1995.
This increase was in direct proportion to the Company's increased sales volume. The devaluation of the dollar against the yen had a minimal effect on Tajima equipment gross margins since all currency fluctuations were generally reflected in pricing adjustments. Profit margins were consistent throughout the Tajima and Brother product lines.

     Selling, General and Administrative ("SG&A") Expenses. For fiscal year 1996, SG&A expenses increased $4,483,000, or 27.8%, to $20,638,000 from
$16,155,000 for fiscal year 1995. SG&A expenses increased as a percentage of revenues to 22.7% from 22.3%. This increase was primarily attributable to the Company's investment in its infrastructure. In order to implement its growth strategy, the Company hired additional sales and marketing personnel dedicated to small machine sales, opened or expanded eight sales offices, hired additional software programmers and support staff and expanded the embroidery supplies, sales and marketing staff. The Company also increased expenditures for advertising and participation at trade shows and seminars.

     Interest Expense. Interest expense for fiscal year 1996 increased $40,000, or 11.3%, to $397,000 from $357,000 fiscal year 1995. This increase was a result of the mortgage on the Company's new corporate headquarters.

     Provision for Income Taxes. The provision for income taxes reflected an effective tax rate of approximately 42.4% for fiscal year 1996 as compared to 40.9% for fiscal year 1995. Differences from the Federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefits. The increase in the tax rate for fiscal year 1996 was principally the result of changes in the sales mix which resulted in increased sales to states with higher effective tax rates and increased sales of software which are taxed in a jurisdiction with a higher effective tax rate. The principal components of the deferred income tax assets resulted from allowances and accruals which were not deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets because management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net income for fiscal year 1996 increased $1,742,000, or 36.1%, to $6,565,000 from $4,823,000 for fiscal year 1995. The Company's net margin increased from 6.7% in fiscal year 1995 to 7.2% in fiscal year 1996. These increases were primarily due to the continued growth in the sale of embroidery equipment and increased sales of the Company's value-added products.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $22,959,000 at January 31, 1997, increasing $6,112,000, or 36.3%, from $16,847,000 at January 31, 1996. The
Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the Secondary Offering completed in January 1996. The acquisition of SMX was financed through a term loan agreement with a bank. The acquisition of Sedeco was financed through borrowings against the $30 million Revolving Credit Facility described below (See Note 8 of Notes to Consolidated Financial Statements).

     During fiscal year 1997, the Company's cash and cash equivalents and short-term investments available-forsale increased by $1,609,000 to $10,460,000. Net cash of $3,422,000 was provided by the Company's operating activities principally as a result of the Company's earnings of $8,768,000. Changes to working capital components resulted in a use of cash of approximately $7,598,000. Cash provided by increases in the balance of trade acceptances payable, income taxes payable and customer deposits aggregating approximately $5,889,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating $10,885,000 and a decrease in accounts payable and accrued expenses of approximately $2,602,000. These changes resulted from expansion of the Company's business and the acquisitions during the year.

     The Company purchases foreign currency futures contracts to hedge specific purchase commitments. Substantially all foreign currency purchases commitments are matched with specific foreign currency futures contracts. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. See Note 11(B) of Notes to Consolidated Financial Statements.

     Revolving Credit Facility and Borrowings

     In January 1997, The Company entered into a $30,000,000 Revolving Credit Facility with two banks (the "Revolving Credit Facility"). The Revolving Credit Facility is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Revolving Credit Facility. The terms of the Revolving Credit Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Revolving Credit Facility also provides a $15,000,000 sub-Facility to finance acquisitions (as defined therein), under which approximately $4,446,000 was outstanding at January 31, 1997 to finance the Sedeco acquisition and repay its outstanding credit facilities (see Notes 3 and 8 (C) of Notes to Consolidated Financial Statements). The Revolving Credit Facility had also been used for letters of credit and deferred payment letters of credit aggregating approximately $13,332,000 at January 31, 1997. There were no working capital loans outstanding at January 31, 1997.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities under which approximately $6,750,000 was outstanding on January 31, 1997. The loan is repayable in twenty equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) commencing September 30, 1996. The loan has been guaranteed by Hirsch, Pulse and SMX and requires the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined.

     HAPL Leasing sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed $93,953,000 in lease agreements as of January 31, 1997. As of February 28, 1997, approximately $84,782,000, or 90.2%, of the leases have been sold to third party financial institutions on a non-recourse basis.

     Future Capital Requirements

     The Company believes its existing cash and funds generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

     Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Inventory at January 31, 1997 of new Tajima embroidery machines was $9,151,000 representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $3,094,000 consisted of computer software, used machines and other equipment, supplies and accessories.

     Inflation

     The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

     Recent Pronouncements of the Financial Accounting Standards Board

     Earnings Per Share and Capital Structure. Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 129 and 128 specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

SFAS 129 and 128 will have an impact on the Company's EPS calculation and disclosure requirements but management cannot predict the outcome at this time.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Debt. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") is effective for transactions occurring after December 15, 1996, although many provisions have been effectively deferred by the issuance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" until after December 15, 1997 for certain transactions. Adoption of these pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

     Stock-Based Compensation. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for fiscal year 1997. As discussed in
Note 2 of Notes to Consolidated Financial Statements, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No, 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock arrangements. SFAS No. 123 requires disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1996. The Company's calculations were made using the Black-Scholes option pricing model. If the computed fair values of the 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income for fiscal year 1997 would have been approximately $8,494,000 ($1.07 per share). The impact of SFAS No. 123 on pro forma net income for fiscal year 1996 was zero. However, the impact of outstanding non-vested stock options has been excluded from the pro forma calculation; accordingly, the pro forma adjustments for fiscal years 1997 and 1996 are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     Item 8. Financial Statements And Supplementary Data

     The information contained in pages F-1 through F-23 hereof.

     Item 9. Changes In And Disagreement With Accountants On Accounting and Financial Disclosure

     None

                                     PART IV

     Item 10. Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS                                                                PAGE(S)

         Index to Consolidated Financial Statements                                                          F-1

         Independent Auditor's Reports                                                                       F-2

         Consolidated Balance Sheets as of January 31, 1997 and 1996                                         F-3

         Consolidated Statements of Income for the years ended January 31,                                   F-5
         1997, 1996 and 1995

         Consolidated Statements of Stockholder's Equity for the years ended                                 F-6
         January 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended January                                   F-7
         31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements                                                   F-9 - F-23


     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None

     (a)(3) EXHIBITS

     Exhibit                         Description
     Number

     *3.1    Amended  and  Restated  Certificate  of Incorporation  of the  Registrant
     *3.2    By-Laws of the Company
     *4.1    Specimen of Class  A  Common  Stock  Certificate
     *4.2    Specimen  of  Class B  Common  Stock Certificate
  ***10.1    $7,500,000 Term Loan Agreement,  Dated as of June 10, 1996,
             among  Hirsch  International  Corp.,  HAPL  Leasing Co.,  Inc.,  Sewing  Machine
             Exchange,  Inc.,  Pulse  Microsystems,  Ltd.  and  The  Bank  of New  York
     10.2    $30,000,000  Revolving  Credit Facility Dated as of January 7, 1997 among Hirsch
             International  Corp.,  HAPL Leasing Co., Inc.,  Sewing Machine  Exchange,  Inc.,
             Pulse  Microsystems,  Ltd.,  Sedeco,  Inc., The Bank of New York and Fleet Bank,
             N.A.
   **10.3    $2,295,000 Mortgage Note from Hirsch International Corp. to Chemical
             Bank
   **10.4    Mortgage between Hirsch International Corp. and Chemical Bank
   **10.5    Guaranty of Payment of HAPL Leasing Col,  Inc.  and Pulse  Microsystems  Ltd. to
             Chemical  Bank
 ****10.6    Stock  Purchase  Agreement,  dated June 7, 1996, by and
             among Hirsch  International  Corp.  and Ronald H.  Krasnitz and Martin  Krasnitz
*****10.7    Stock  Purchase  Agreement,  Dated  December  20, 1996 by and between
             Hirsch International Corp. and Jimmy L. Yates



    *10.8   Employment Agreement between Henry Arnberg and the Registrant
    *10.9   Employment Agreement between Paul Levine and the Registrant
    *10.10  Employment Agreement between Kenneth Shifrin and the Registrant
    *10.11  Employment Agreement between Tas Tsonis and the Registrant
    *10.12  Employment Agreement between Brian Goldberg and Pulse Microsystems Ltd.
  ***10.13  Employment Agreement between Ronald H. Krasnitz and Sewing Machine Exchange,
            Inc.
  ***10.14  Employment Agreement between Martin Krasnitz and Sewing Machine Exchange, Inc.
     10.15  Employment Agreement between Jimmy L. Yates and Sedeco, Inc.
    *10.16  Distributorship Agreement Dated February 21, 1991 together with Supplements and
            Amendments Thereto, among Tajima Industries Ltd., Nomura Trading Co. Ltd.,
            Nomura (America) Corp. and Hirsch International Corp. ("Hirsch Distributorship
            Agreement")
     10.17  Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996
     10.18  Distributorship Agreement, Dated February 21, 1991, together with Supplement Dated
            February 21, 1996, among Tajima Industries Ltd., Nomura Trading Co. Ltd., Nomura
            (America) Corp., and Sedeco, Inc.
     10.19  West Coast Distributorship Agreement, Dated February 21, 1997, among Tajima
            Industries Ltd., Nomura Trading Co. Ltd. and Nomura (America) Corp., and Hirsch
            International Corp.
  ***10.20  Stock Option Plan, as Amended
    #10.21  1994 Non-Employee Director Stock Option Plan
     10.22  Registration Rights Agreement, Dated December 20, 1996, between Hirsch
            International Corp. and Jimmy L. Yates
     10.23  Non-Qualified Stock Option Agreement between Hirsch International Corp. and Jimmy
            L. Yates, Dated December 6, 1996
     10.24  Non-Qualified Stock Option Agreement between Hirsch International Corp. and
            Ronald H. Krasnitz, Dated June 7, 1996
     10.25  Non-Qualified Stock Option Agreement between Hirsch International Corp. and Martin
            Krasnitz, Dated June 7, 1996
     21.1   List of Subsidiaries of the Registrant


----------------

     *Incorporated by reference from the Registrant's Registration Statement on Forms S-1, Registration Number 33- 72618

     **Incorporated by reference from the Registrant's Form 10-K filed for the fiscal year ended January 31, 1995.

     #Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-80563.

     ***Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1996.

     ****Incorporated by reference from Registrant's Form 8-K filed with the Commission on June 19, 1996.

     *****Incorporated by reference from Registrant's Form 8-K filed with the Commission on January 3, 1997.

     (b)(1) REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Company on January 3, 1997, with respect to the Company's acquisition of all the outstanding capital stock of Sedeco, Inc. for $6.6 million on December 20, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HIRSCH INTERNATIONAL CORP.
                                     --------------------------

                                 By: \s\Henry Arnberg
                                    ---------------------------
                                    Henry Arnberg, President

Dated: May 1, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                            Title                                      Date
     ---------                            -----                                      ----

\s\Henry Arnberg           Chairman of the Board of Directors, President           May 1, 1997
----------------------     and Chief Executive Officer (Principal Executive
Henry Arnberg              Officer)

\s\Paul Levine             Executive Vice President, Chief Operating               May 1, 1997
----------------------     Officer and Secretary (Principal Operating
Paul Levine                Officer)

\s\Tas Tsonis              Vice President and Director                            May 1, 1997
----------------------
Tas Tsonis

\s\Kenneth Shifrin         Vice President-Finance and Chief Financial             May 1, 1997
----------------------     Officer (Principal Accounting and Financial
Kenneth Shifrin            Officer)

\s\Ronald Krasnitz         Vice President and Director                            May 1, 1997
----------------------
Ronald Krasnitz

\s\Herbert M. Gardner      Director                                               May 1, 1997
----------------------
Herbert M. Gardner

\s\Marvin Broitman         Director                                              May 1, 1997
----------------------
Marvin Broitman

\s\Douglas Schenendorf     Director                                              May 1, 1997
----------------------
Douglas Schenendorf

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES                              PAGE


Independent Auditors' Report                                             F-2


Consolidated Balance Sheets as of January 31, 1997 and 1996              F-3


Consolidated Statements of Income for the years ended
  January 31, 1997, 1996 and 1995                                        F-5


Consolidated Statements of Stockholders' Equity for the years
  ended January 31, 1997, 1996 and 1995                                  F-6


Consolidated Statements of Cash Flows for the years ended
  January 31, 1997, 1996 and 1995                                        F-7


Notes to Consolidated Financial Statements                               F-9

     INDEPENDENT AUDITORS' REPORT

     Board of Directors
     Hirsch International Corp.
     Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hirsch International Corp. and Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

     DELOITTE & TOUCHE LLP

     Jericho, New York
     March 11, 1997

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS



                                                                                          January 31,
                                                                                    1997                1996
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $   7,864,662      $   6,564,628
  Short-term investments available-for-sale                                         2,595,601          2,286,194
  Accounts receivable, net of an allowance for
    doubtful accounts of approximately $2,578,000
    and $1,041,000, respectively                                                   21,761,001         13,707,328
  Net investment in sales-type leases-
    current portion (Note 5)                                                        1,715,164          1,592,733
  Inventories, net (Notes 4 and 11)                                                15,768,865          7,969,203
  Deferred income taxes (Note 9)                                                    1,298,250          1,055,473
  Other current assets                                                                774,968            630,295
                                                                             ----------------    ---------------

         Total Current Assets                                                      51,778,511         33,805,854
                                                                             ----------------    ---------------

Net investment in sales-type leases - non-current
  portion (Note 5)                                                                  9,179,421          7,052,091

Excess of cost over net assets acquired, net of
  accumulated amortization of approximately
  $383,000 and $0, respectively (Note 3)                                           14,043,331             -

Purchased technologies, net of accumulated
  amortization of approximately $558,000 and
  $367,000, respectively                                                              781,196            972,508

Property, plant and equipment, net of accumulated
  depreciation and amortization (Notes 6 and 8)                                     6,242,137          4,840,530

Other assets (Notes 3 and 9)                                                        1,671,208          1,201,143
                                                                             ----------------    ---------------

         Total Assets                                                        $     83,695,804    $    47,872,126
                                                                             ================    ===============


     See notes to consolidated financial statements.

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS



                                                                                          January 31,
                                                                                    1997                1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade acceptances payable (Note 11)                                        $     13,331,834   $     8,656,094
  Accounts payable and accrued expenses (Note 7)                                   10,159,556         6,774,178
  Current maturities of long-term debt (Note 8)                                     2,429,500           242,760
  Income taxes payable (Note 9)                                                     1,541,561           733,009
  Customer deposits payable                                                         1,357,063           552,981
                                                                             ----------------   ---------------
         Total Current Liabilities                                                 28,819,514        16,959,022
Long-term debt, less current maturities (Note 8)                                   13,194,034         1,778,626
                                                                             ----------------   ---------------
         Total Liabilities                                                         42,013,548        18,737,648
                                                                             ----------------   ---------------
Commitments and Contingencies (Notes 8 and 11)

Stockholders'  Equity  (Notes  1 and  10):  Preferred  stock,  $.01  par  value;
  authorized:
    1,000,000 shares; issued:  none                                                    -                -
  Class A common stock, $.01 par value;
    authorized: 20,000,000 shares, outstanding,
    5,312,666 and 3,288,200 shares, respectively                                       53,127            32,882
  Class B common stock, $.01 par value;
    authorized: 3,000,000 shares, outstanding:
    2,732,249 and 2,868,606 shares, respectively                                       27,322            28,686
  Additional paid-in capital                                                       15,626,059        11,885,627
  Unrealized holding gain (loss) on short-term
     investments available-for-sale                                                    20,827           (15,105)
  Retained earnings                                                                25,954,921        17,202,388
                                                                             ----------------   ---------------
         Total Stockholders' Equity                                                41,682,256        29,134,478
                                                                             ----------------   ---------------
         Total Liabilities and Stockholders' Equity                          $     83,695,804   $    47,872,126
                                                                             ================   ===============




     See notes to consolidated financial statements.

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME


                                                                             Year Ended January 31,
                                                                   1997               1996              1995

Net sales                                                   $   122,195,444       $  87,974,185    $  70,708,874

Interest income related to sales-type leases                      3,243,340           3,022,239        1,617,292
                                                            ---------------       -------------    -------------

Total revenue                                                   125,438,784          90,996,424       72,326,166
                                                            ---------------       -------------    -------------

Cost of goods sold (Note 11)                                     80,819,751          58,835,780       47,881,483
Selling, general and administrative
  expenses                                                       29,070,201          20,638,144       16,154,880
Interest expense (Note 8)                                           832,337             396,976          356,595
Other income, net                                                  (453,774)           (276,702)        (225,465)
                                                            ---------------       -------------    -------------

Total expenses                                                  110,268,515          79,594,198       64,167,493
                                                            ---------------       -------------    -------------

Income before income taxes                                       15,170,269          11,402,226        8,158,673

Provision for income taxes (Note 9)                               6,402,320           4,837,294        3,335,355
                                                            ---------------       -------------    -------------

Net income                                                  $     8,767,949       $   6,564,932    $   4,823,318
                                                            ===============       =============    =============

Net income per share                                               $1.10                $0.87            $0.66
                                                                   =====                =====            =====


Weighted average number of shares used in
  the calculation of net income per share (Note 10D)              7,971,630           7,511,694        7,335,080
                                                            ===============       =============   ==============














     See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Class A            Class B
                                           Common Stock       Common Stock        Additional
                                             (Note 10)          (Note 10)         Paid-In    Unrealized  Retained     Holding Gain
                                          Shares   Amount   Shares      Amount    Capital                            (Loss) Total
Earnings
Balance, February 1, 1994                250,000  $2,500   3,000,000  $ 30,000   $  227,442   $  -     $ 7,570,151   $  7,830,093
Proceeds from initial public offering
  of common stock, net (Note 1)        1,187,500  11,875     (56,250)     (562)   7,341,276      -              -       7,352,589
Issuance of shares in connection with
  acquisition (Note 1)                   156,250   1,562         -           -      660,939      -              -         662,501
Transfer of Class B stock to Class A
  stockholder                             10,000     100     (10,000)     (100)         -        -              -            -
Stock dividend (5%)                      226,879   2,269         -           -    1,741,833      -         (1,744,102)       -
Unrealized holding loss (Note 2C)           -         -          -           -          -     (32,880)              -     (32,880)
Net income                                  -         -          -           -          -        -          4,823,318   4,823,318
                                       ---------   ------- ---------   --------  ------------ ---------   ------------ ------------
Balance, January 31, 1995              1,830,629  18,306   2,933,750    29,338    9,971,490   (32,880)     10,649,367  20,635,621
Proceeds from public offering of
  common stock, net (Note 1)             265,144   2,652     (65,144)     (652)   1,906,160      -              -       1,908,160
Stock dividend (25%) (Note 10D)        1,191,115  11,911         -           -          -        -            (11,911)      -
Exercise of stock options                  1,312      13         -           -        7,977      -              -           7,990
Unrealized holding gain (Note 2C)           -          -         -           -          -     17,775            -          17,775
Net income                                  -          -         -           -          -        -          6,564,932   6,564,932
                                       ---------  -------  ----------   -------- ------------ ---------   ------------ ------------
Balance, January 31, 1996              3,288,200  32,882   2,868,606    28,686   11,885,627  (15,105)      17,202,388  29,134,478
Issuance of shares in connection
  with acquisitions (Note 3)             143,668   1,437         -           -    2,636,407      -              -       2,637,844
Transfer of Class B to Class A
  stockholder                            136,357   1,364    (136,357)   (1,364)         -        -              -            -
Stock dividend (25%) (Note 10D)        1,541,580  15,416         -           -          -        -           (15,416)        -
Exercise of stock options and warrants   202,861   2,028         -           -    1,104,025      -              -       1,106,053

Unrealized holding gain (Note 2C)            -         -         -           -          -      35,932           -          35,932



Net income                                   -        -         -           -          -             -        8,767,949  8,767,949
                                       ---------  -------  ----------  --------  ------------     --------- ------------ ----------
Balance, January 31,  1997             5,312,666  $53,127  2,732,249  $ 27,322  $15,626,059     $  20,827   $25,954,921 $41,682,256
                                       =========  =======  ==========  ========  ============     ========= ============ ==========


     See notes to consolidated financial statements.

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended January 31,
                                                                        1997               1996              1995

Cash flows from operating activities:
  Net income                                                     $   8,767,949       $   6,564,932      $4,823,318
Adjustments  to  reconcile   net  income  to  net cash
  provided  by  operating  activities:
  Depreciation and amortization                                      1,763,464           1,142,018         896,860
  Provision for bad debts                                              433,225             578,402         435,798
  Provision for slow-moving inventories                                230,000             419,667          92,627
  Loss on disposal of assets                                            18,303              61,615          12,513
  Deferred income taxes                                               (192,885)           (288,428)       (330,775)
  Changes in operating assets and liabilities:
    Accounts receivable                                             (5,011,589)         (5,592,861)     (4,157,208)
    Net investment in sales-type leases                             (2,287,261)         (1,899,759)
(859,699)
    Inventories                                                    (2,777,864)          (1,244,337)
(1,125,485)
    Other current assets                                              (61,033)            (113,933)
(330,884)
    Other assets                                                     (746,954)            (403,271)
(222,567)
    Trade acceptances payable                                       4,675,740            1,346,590
1,939,775
    Accounts payable and accrued expenses                          (2,602,069)           1,351,833
1,914,887
    Income taxes payable                                              408,552               15,809         551,196
    Customer deposits payable                                         804,082             (245,386)         56,886
                                                                 -------------        -------------   -------------
         Net cash provided by operating activities                  3,421,660            1,692,891       3,697,242
                                                                 -------------        -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                             (1,446,437)          (1,123,125)
(4,505,712)
  Acquisition of Pulse Microsystems Ltd.                                -                     -
(750,000)
  Acquisition of Sewing Machine Exchange, Inc.                     (4,973,222)                -               -
  Acquisition of Sedeco, Inc.                                      (4,153,038)                -               -
  Short-term investments:
    (Purchases) proceeds                                             (392,116)           1,226,854
                                                                 -------------         ------------

         Net cash (used in) provided by
          investing activities                                    (10,964,813)             103,729     (8,926,513)

                                                                 -------------        -------------   -------------

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended January 31,

                                                                   1997               1996              1995
Cash flows from financing activities:
  Proceeds from public offering                             $     -             $   2,325,000      $8,251,000
  Repayment of short-term notes payable                           -                     -          (2,436,967)
  Proceeds of long-term debt                                   11,946,305               -           2,295,000
  Repayments of long-term debt                                 (4,209,171)           (311,647)       (139,709)
  Dividends paid                                                  -                     -            (750,000)
  Proceeds from exercise of stock options and warrants          1,106,053               7,990           -
                                                            -------------       -------------       ----------

         Net cash provided by
           financing activities                                 8,843,187           2,021,343
                                                            -------------       -------------
7,219,324
Increase in cash and cash equivalents                           1,300,034           3,817,963
1,990,053
Cash and cash equivalents, beginning of period                  6,564,628           2,746,665         756,612
                                                            -------------       -------------      ----------
Cash and cash equivalents, end of period                    $   7,864,662       $   6,564,62
                                                            =============       =============
Supplemental disclosure of cash flow information:
  Interest paid                                             $     796,419       $     387,431        $339,127
                                                            =============       =============      ==========
339,127
  Income taxes paid                                         $   5,788,038       $   4,842,640      $3,125,648
                                                           =============       =============      ===========
Non-cash investing and financing activities:
  Property and equipment returned in
   satisfaction of capital lease                            $     -             $    (622,295)     $      -
                                                            =============       =============      ==========
  Satisfaction of capital lease obligation                  $     -             $     691,052      $      -
                                                            =============       =============      ==========


     The Company  purchased all of the capital stock of SMX and Sedeco (see Note
3)  for  $8,690,000  and  $6,565,000,   respectively.  In  connection  with  the
acquisitions the following activity was recorded:


                                                                                    SMX                 Sedeco

Fair value of assets acquired                                                   $   6,360,000        $4,359,000
Fair value of liabilities assumed                                                  (7,711,000)       (1,378,000)
                                                                                   -----------      ------------
Net assets acquired                                                                $1,351,000         2,981,000
                                                                                  ============      ============
Cash paid (gross) for net assets                                                $   5,000,000        $4,165,000
Promissory notes issued for net assets                                              3,500,000             -
Class A common stock issued for net assets                                            238,000         2,400,000
Acquisition costs                                                                     755,000           548,000
                                                                                -------------      -------------
Total consideration                                                                 9,493,000        7,113,000
Less net assets acquired                                                            1,351,000       (2,981,000)
Less accumulated amortization                                                        (361,000)         (22,000)
Less offset of promissory notes                                                      (550,000)            -
                                                                                -------------      -------------
Excess of cost over net assets acquired                                         $   9,933,000      $ 4,110,000
                                                                                =============      =============


     See notes to consolidated financial statements.

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
     YEARS ENDED JANUARY 31, 1997, 1996 and 1995


     NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ( "HAPL" or "HAPL Leasing"), Pulse Microsystems Ltd. ("Pulse"), Sewing Machine Exchange, Inc. ("SMX") and Sedeco, Inc. ("Sedeco") (collectively, the "Company"). The operations of SMX and Sedeco are included in consolidated operations since their acquisitions on June 7, 1996 and December 20, 1996, respectively (see Note 3).

     The Company is a single source provider of sophisticated equipment and valued added products and services to the embroidery industry. The embroidery equipment and value added products sold by the Company are widely used by contract embroiderers, large and small manufacturers of apparel and fashion accessories, retail stores and embroidery entrepreneurs servicing specialized niche markets. HAPL Leasing provides leasing services to customers of the Company.

     During fiscal 1995, the Company consummated an initial public offering (the "IPO") of Class A common stock. The Company sold 1,000,000 shares at $8.00 per share. Net proceeds of $7,353,000, after offering expenses of approximately $898,000, were received by the Company.

     Concurrent with the IPO, the Company acquired all of the outstanding capital stock of Pulse. The acquisition of Pulse has been accounted for as a purchase and accordingly, the acquired assets have been recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of Pulse has been recorded as purchased technologies and is being amortized over a period of seven years.

     On January 24, 1996, the Company consummated a secondary public offering of Class A common stock (the "Second Offering"). The Company sold 200,000 shares at $12.375 per share. Another 800,000 shares were sold by certain of the Company's officers. Net proceeds of approximately $1,906,000, after offering expenses of approximately $417,000, were received by the Company. On February 15, 1996, the underwriters exercised their over-allotment option to purchase an additional 150,000 shares from certain of the Company's officers.

     Amounts of shares and per share amounts in this note have not been adjusted to reflect stock dividends or stock splits (see Note 10D).

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (B) Revenue Recognition - The Company distributes embroidery equipment which it offers for ------------------- sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment. Lease contracts which meet the criteria of Statement of Financial Accounting Standards No. 13, "Accounting For Leases" are accounted for as sales-type leases. Under this method, revenue is recognized as a sale at the later of the time of shipment or acceptance by the lessee in an amount equal to the present value of the rental payments under the lease term (usually 36-60 months). The difference between the total lease payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. To date, all leases issued by the Company and HAPL Leasing have been sales-type leases. The operating method of accounting for leases would be followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue would be recognized over the term of the lease.

     Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     (C) Cash Equivalents and Short-Term Investments Available-For-Sale - Cash equivalents consist of money market accounts with initial maturities of three months or less. Short-term investments consist primarily of tax-exempt bonds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has stated short-term investments available-for-sale at market value.

     (D) Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

     (E) Inventories - Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost.

     (F) Foreign Operations - Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rate prevailing throughout the year. Gains and losses from foreign currency transactions are included in net income and are not significant.

     The Company makes only limited use of derivative financial instruments and does not use them for trading purposes. Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. The Company purchases foreign currency forward contracts (which are usually approximately six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates (see Note
11B). The cost of such contracts are included in the cost of the related machinery in inventory.

     (G) Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Depreciation and amortization are provided on the straight-line or declining balance methods over the following estimated useful lives:

          Asset Category                   Lives in Years
         ----------------                  --------------
         Building                               39
         Furniture and fixtures                5-7
         Machinery and equipment               5-7
         Automobiles                           3-5
         Leasehold improvements               5-20

     (H) Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years) commencing in the month following product release. During the years ended January 31, 1997 and 1996, the Company capitalized approximately $364,000 and $252,000 of software development costs, respectively. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 1997 and 1996 was approximately $84,000 and $21,000, respectively. No software development costs were capitalized in fiscal 1995.

     (I) Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long- Lived Assets To Be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long- lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS 121 had no effect on the Company's consolidated financial statements.

     (J) Leases - Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

     (K) Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax
consequences   of  events  that  have  been   included  in  the   Company's
consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     (L) Net Income Per Share - Net income per share is based on the weighted average number of common shares outstanding during the period after giving retroactive effect to stock dividends and splits (see Note 10D). Stock options are considered to be common stock equivalents and, accordingly, have been included in the computation of earnings per share for the years ended January 31, 1997, 1996 and 1995, respectively, using the Treasury Stock Method.

     (M) Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     (N) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (O) Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, short-term investments, trade account receivables, accounts payable and debt obligations. At January 31, 1997 and 1996, the fair value of the Company's financial instruments approximated the carrying value (see Note 2C).

     NOTE 3 - ACQUISITIONS

     (A) Acquisition of Sewing Machine Exchange - On June 7, 1996 the Company acquired all of the outstanding capital stock of SMX. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" ("APB 16") and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX is being amortized over a 15-year period.

     The purchase price was $8,690,000, paid in the form of a promissory note in the principal amount of $4,250,000 to each of the two former shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2,500,000 on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996 (see Note 8B). These notes were subsequently reduced by $550,000 related to certain guarantees in the stock purchase agreement regarding inventory and accounts receivable. Concurrent with the acquisition, the Company entered into five-year employment contracts with SMX's former shareholders pursuant to which they received 331,250 options to purchase shares of Hirsch Class A common stock (see Note 10B). The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date thereof.

     (B) Acquisition of Sedeco - On December 20, 1996 the Company acquired all of the outstanding capital stock of Sedeco. The acquisition was accounted for as a purchase in accordance with APB 16 and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value (pending final purchase price allocation) at the date of acquisition. The costs in excess of fair value of Sedeco is being amortized over a 15-year period.

     The purchase price was $6,565,000, paid in the form of $4,165,000 in cash and $2,400,000 in the Company's Class A common stock. Concurrent with the acquisition, the Company entered into a five-year employment contract with Sedeco's former shareholder pursuant to which 60,300 options to purchase shares of Hirsch Class A common stock (see Note 10B) were issued. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant.

     On the basis of a pro forma consolidation of the results of operations as if the acquisitions of SMX and Sedeco had taken place at the beginning of fiscal 1996, management believes that the acquisitions would not have had a material effect on the reported amounts for fiscal 1997 and 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the acquisitions had been effective at the beginning of fiscal 1996.

     NOTE 4 - INVENTORIES

                                                           January 31,
                                                       1997           1996
                                                       ----           ----
     Machines                                    $ 12,244,563     $6,158,040
     Parts and  accessories                         5,527,352      2,837,165
     Less:  Reserve for slow moving inventory      (2,003,050)    (1,026,002)
                                               --------------- --------------
      Total                                       $15,768,865    $ 7,969,203
                                               =============== ==============

     NOTE 5 - NET INVESTMENT IN SALES-TYPE  LEASES
                                                          January 31,
                                                      1997            1996
                                                      ----            ----
Total  minimum  lease  payments  receivable     $  11,141,379    $ 9,595,952
Estimated residual value of leased
   property (unguaranteed)                          3,058,948      1,832,088
Reserve for estimated uncollectible
   lease payments                                    (337,500)      (300,000)
Less: Unearned income                              (2,968,242 )   (2,483,216)
                                               ---------------  --------------
Net investment                                     10,894,585      8,644,824
Less:   Current  portion                            1,715,164      1,592,733
                                               ---------------  --------------
Non-current  portion                              $ 9,179,421    $ 7,052,091
                                               ===============  ==============

     At January 31, 1997 future annual lease payments receivable (including estimated residual values) under sales-type leases are as follows:

    Fiscal Year Ending January 31,
              1998                                        $     2,808,430
              1999                                              2,693,405
              2000                                              2,567,790
              2001                                              2,373,487
              2002                                              2,093,999
            Thereafter                                          1,663,216
                                                             ---------------
                                                          $    14,200,327
                                                             ===============

     NOTE 6 - PROPERTY,  PLANT AND EQUIPMENT

                                                            January 31,
                                                        1997          1996
                                                        ----          ----
Land and building                                     $ 3,288,137 $ 2,767,355
Machinery and equipment                                 3,039,794   1,996,191
Furniture and fixtures                                  1,373,929     880,773
Automobiles                                               670,056     275,421
Leasehold improvements                                  1,368,845     658,875
                                                    -------------- -----------
Total at cost                                           9,740,761   6,578,615
Less: Accumulated depreciation and amortization        (3,238,242) (1,738,085)
Reserve  for  assets  held  for  sale                    (260,382)        -
                                                    --------------- ----------
Property,  plant  and  equipment,  net               $  6,242,137  $4,840,530
                                                    ============== ===========

     NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             January 31,
                                                          1997         1996
                                                          ----         ----

       Accounts payable                              $ 4,640,688   $ 2,863,371
       Accrued commissions payable                       818,969       845,746
       Accrued payroll costs                             832,529       685,435
       Accrued warranty costs                            625,635       365,635
       Other accrued expenses                          3,241,735     2,013,991
                                                  --------------- -------------
       Total accounts payable and accrued expenses  $ 10,159,556  $  6,774,178
                                                  =============== =============


     NOTE 8 - LONG-TERM DEBT
                                                            January 31,
                                                         1997         1996
                                                         ----         ----
       Term Note (A)                              $  6,750,000    $     -
       Promissory Notes (B)                          2,541,662          -
       Sedeco acquisition (C)                        4,446,305         -
       Mortgage (D)                                  1,778,625    2,008,126
       Other                                           106,942       13,260
                                                 -------------  ------------
       Total (E)                                    15,623,534    2,021,386
       Less:  Current maturities                     2,429,500      242,760
                                                --------------  ------------
       Long-term maturities                     $   13,194,034  $ 1,778,626
                                                ==============  ============

     (A) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan is repayable in 20 equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan has been guaranteed by Hirsch, Pulse and SMX, and requires the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined.

     (B) In connection with the acquisition of SMX, the Company issued promissory notes in the principal amount of $4,250,000 to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. The notes bear interest at the rate (the "Hirsch Rate") defined in the Hirsch Term Agreement plus two percent through June 1999 and from July 1999 through maturity at the Hirsch Rate. Pursuant to the terms of the Stock Purchase Agreement, the former shareholders of SMX made certain guarantees with respect to collectibility of accounts receivable and salability of inventory among other things. In the fourth quarter, these notes were reduced by approximately $550,000 (See Note 3).

     (C) In connection with the purchase of Sedeco, the Company borrowed approximately $4,446,000 to fund the acquisition and repay Sedeco's credit facilities. The amounts were borrowed under the provisions of the Revolving Credit Facility (see E) and bear interest as defined therein. The Revolver matures three years from the closing date at which point, any amounts used to fund acquisitions thereunder will convert to a term loan facility and be paid in 12 equal quarterly installments over a three-year period. At January 31, 1997, all amounts outstanding thereunder were classified in Long-Term Debt on the Balance Sheets.

     (D) On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8 percent and is payable in equal monthly principal installments of $19,125. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     (E) The Company has a $30,000,000 Revolving Credit Facility with two banks (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain, among other things, certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $15,000,000 sub-limit to finance acquisitions (as defined therein), under which approximately $4,446,000 was outstanding at January 31,1997 for the Sedeco acquisition(see Notes 3 and 8C). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $13,332,000 at January 31, 1997. There were no working capital loans outstanding against this Facility at January 31, 1997.

     The Company had an unsecured Line of Credit Agreement with a bank in the prior year, to finance working capital loans, lines of credit and deferred payment letters of credit. This line had been used for letters of credit and deferred payment letters of credit aggregating approximately $8,656,000 at January 31, 1996.

     Long-term debt (including capitalized lease obligations) of the Company at January 31, 1997 matures as follows:

  Fiscal Year Ending January 31,
            1998                                            $    2,429,500
            1999                                                 2,479,259
            2000                                                 6,911,201
            2001                                                 2,194,297
            2002                                                   979,500
          Thereafter                                               629,777
                                                             --------------
                                                            $   15,623,534

     NOTE 9 - INCOME TAXES

     The provision for income taxes for each of the periods presented herein is as follows:

                                                                                     January 31,
                                                                        1997            1996           1995
                                                                      -------          ------         ------

   Current:
    Federal                                                        $ 4,841,997      $3,855,262      $2,831,498
    State                                                            1,753,208       1,270,460         834,632
                                                                   -------------    -----------      ---------
   Total current                                                     6,595,205       5,125,722       3,666,130
                                                                   -------------    -------------    ---------
   Deferred:
    Federal                                                           (100,052)       (223,811)       (252,960)
    State                                                              (92,833)        (64,617)        (77,815)
                                                                  --------------    -------------    ----------
   Total deferred                                                     (192,885)       (288,428)       (330,775)
                                                                  --------------    -------------    ----------
   Total provision  for income  taxes                              $ 6,402,320    $  4,837,294      $3,335,355
                                                                   =============   =============     ==========


     The tax effects of temporary differences that give rise to deferred income tax assets at January 31, 1997 and 1996 are as follows:

                                                             January 31, 1997                   January 31, 1996
                                                     -------------------------------        -----------------------
                                                           Net               Net             Net                Net
                                                       Current         Long-Term          Current         Long-Term
                                                       Deferred          Deferred         Deferred          Deferred
                                                     Tax Assets        Tax Assets       Tax Assets        Tax Assets
                                                     ----------        ----------       ----------       -----------

         Accounts receivable                        $  589,178      $      -          $  413,946        $      -
         Inventories                                   487,142             -             450,239               -
         Accrued warranty costs                        152,068             -             147,241               -
         Other accrued expenses                         69,862             -              44,047               -
         Purchased technologies                           -            131,492               -              92,365
         Net investments in sales-type leases
           (allowance for doubtful accounts)              -            140,470               -             120,810
         Capitalized software development
         costs                                            -           (201,139)              -             (92,460)
                                                     -------------      -----------   ------------      -------------
         Total                                     $ 1,298,250      $   70,823        $  1,055,473      $  120,715
                                                     =============      ===========   ============      =============


     Valuation allowances for such deferred tax assets have not been established as it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net long-term deferred tax assets are included in other assets on the accompanying consolidated balance sheets.

     A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                     Year Ended January 31,
                                                 1997        1996        1995
   Federal statutory income tax rate            34.0%        34.0%       34.0%
   State income taxes, net of Federal benefit    8.4          7.5         6.1
   Permanent differences                        (0.2)         0.9         0.8
                                              -----------------------  --------
Effective income tax rate                       42.2%        42.4%       40.9%
                                              ==========    ======      ======

NOTE 10 - STOCKHOLDERS' EQUITY

     (A) Common Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock are substantially identical in all respects, except that the holders of Class B Common Stock elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stockholder. At the same time, the Board approved the authorization of 1,000,000 shares of preferred stock to be issued from time to time, in such series and with such designations, rights and preferences as the Board may subsequently determine. The stock splits and the changes in authorized capital have been retroactively reflected for all periods presented herein.

     (B) Stock Option Plans - The Company maintains two stock options plans pursuant to which an aggregate of 984,375 shares of Common Stock may be granted.

     The 1993 Stock Option Plan was adopted by the Board of Directors in December 1993 and was approved by the stockholders of the Company on July 28, 1994 (the "1993 Plan").

     The 1993 Plan has 750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or
(ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     Stock option transactions during the years ended January 31, 1997, 1996 and 1995 for the 1993 Plan are summarized below:

                                                                                                   Weighted
                                                              Shares       Price Range         Average Price
        Options granted                                       53,467      $4.88 - $5.89            $  5.43
                                                             ---------      -------------       ------------


        Options outstanding - January 31, 1995                53,467      $4.88 - $5.89            $  5.43

        Options granted                                       11,720     $9.12 - $10.04            $  9.73
        Options exercised                                     (1,640)        $4.88                 $  4.88
                                                            ---------   ------------------     ------------

        Options outstanding - January 31, 1996                63,547     $4.88 - $10.04            $  6.21
        Options granted                                      255,625    $10.20 - $17.05            $ 14.94
        Options exercised                                     (4,602)         $4.88                $  4.88
        Options canceled                                      (5,625)        $14.50                $ 14.50
                                                           ----------   -----------------      -----------

        Options outstanding - January 31, 1997               308,945     $4.88 - $17.05            $ 13.23
                                                           ==========   =================      ===========

        Options exercisable at January 31, 1997               51,127     $4.88 - $10.04            $  5.76
                                                           ==========   =================     ============



                                                            Options Outstanding                 Options Exercisable
                                                       Weighted Avg.        Weighted                           Weighted
                                                        Remaining           Average                            Average
                   Range of              Number         Contractual         Exercise            Number         Exercise
              Exercise Prices         Outstanding        Life (yrs)          Price           Exercisable        Price

             $  4.88 - $  5.89             47,225           2.5            $  5.43              47,225           $5.43
             $  9.12 - $10.20              11,720           3.5            $  9.83               3,902           $9.73
             $14.50 - $17.05              250,000           4.5             $15.00              -                   -
                                      -----------                                            ----------
                                          308,945                                               51,127
                                      ===========                                            ==========


     All options granted for the fiscal year ended January 31, 1995 are exercisable one year from the date of grant and expire five years from the date of grant. All options issued subsequent to the fiscal year ended January 31, 1995 vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. There are 435,188 shares available for future grants under the 1993 Plan. Approximately 5,625 options have been canceled under this plan.

     The 1994 Non-Employee Director Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors in September 1994, and was approved by the Stockholders of the Company in June 1995. The Directors Plan has 234,375 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 7,500 shares of Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 2,500 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company's Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

     Stock option transactions during the years ended January 31, 1997, 1996 and 1995 for the Directors Plan are summarized below:

                                                                                                       Weighted
                                                                             Shares                  Price Range
                                                                             ======                  ===========
       Average Price
       -------------


       Options granted                                                 35,157      $ 5.36                 $ 5.36
                                                                     --------    --------            -----------
       Options outstanding - January 31, 1995                          35,157      $ 5.36                $  5.36
                  Options granted                                      11,718      $ 9.12                $  9.12
                                                                     ---------   -----------------   -----------
                  Options outstanding - January 31, 1996               46,875    $5.36 - $9.12           $  6.30
                  Options granted                                       9,375      $15.50                $ 15.50
                                                                     ---------   -----------------   -----------
                  Options outstanding - January 31, 1997               56,250       $5.36 - $15.50       $  7.83
                                                                     =========   =================   ===========
                  Options exercisable at January 31, 1997              27,344       $5.36 -  $9.12          5.90
                                                                     =========   =================   ===========




                                                            Options Outstanding                   Options Exercisable
                                                         Weighted Avg.     Weighted                           Weighted
                                                         Remaining         Average                            Average
                                          Number         Contractual       Exercise             Number         Exercise
              Exercise Prices          Outstanding        Life (yrs)         Price           Exercisable         Price


                  $  5.36                  35,157           2.5            $  5.36              23,438           $5.36
                  $  9.12                  11,718           3.5            $  9.12               3,906           $9.12
                  $ 15.50                   9,375           4.5             $15.50              -                  -
                                      -----------                                              ----------
                                           56,250                                                  27,344
                                      ===========                                              ==========


     There are 178,125 shares available for future grants under the Directors Plan. No options have been exercised or canceled under this plan.

     In  connection   with  the   acquisitions   of  Sedeco,   SMX,  and  Pulse,

approximately 427,000 nonplan options have been issued as follows:




                                                                                                       Weighted
                                                                  Shares          Price Range      Average Price
                                                                 -------          -----------      -------------

                Options granted - Pulse acquisition                  35,892         $ 4.88             $  4.88
                                                                 ----------    ----------------       ---------
                Options outstanding -

                  January 31, 1995 and 1996                          35,892         $ 4.88             $  4.88
                Options granted - SMX and Sedeco
                  acquisitions                                      391,550     $16.20 - $18.25        $ 16.52
                                                                 ----------     ---------------      ----------
                Options outstanding -

                  January 31, 1997                                  427,442     $ 4.88 - $18.25        $ 15.54
                                                                 ==========    ================      ==========
                Options exercisable at January 31, 1997              35,892       $  4.88              $  4.88
                                                                 ==========    ================     ===========




                                                            Options Outstanding                 Options Exercisable
                                                       Weighted Avg.       Weighted                         Weighted
                                                          Remaining         Average                          Average
                                        Number           Contractual        Exercise           Number        Exercise
              Exercise Prices        Outstanding           Life (yrs)          Price         Exercisable        Price
             -------------------     -----------       -----------------   ------------      -----------     --------

                  $  4.88                  35,892           2.5               $  4.88              35,892       $4.88
                  $ 16.20                 331,250           4.5                $16.20              -              -
                  $ 18.25                  60,300          4.75                $18.25              -              -
                                      -----------                                              ----------
                                          427,422                                                  35,892
                                      ===========                                              ==========

     The options issued in connection with the Pulse acquisition are exercisable and have a life of five years. The options issued in connection with the SMX and Sedeco acquisitions vest in four annual installments of 25 percent each in the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant. No options have been exercised or canceled.

     In addition, pursuant to the IPO, the underwriters received warrants to purchase from the Company 205,080 shares of Class A Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of the IPO at exercise prices ranging from 107 percent to 128 percent of the initial public offering price. During the fiscal year ended January 31, 1997, 198,300 warrants were exercised at a price of $5.56 per share. Approximately
6,780 are exercisable at a price of $5.90 per share.

     (C) Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement  of  Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: expected life, five years following vesting; stock volatility, 28 percent, risk free interest rate of 6.0 percent and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been approximately $8,494,000 ($1.07 per share). The impact of SFAS 123 on pro forma net income for 1996 was zero. However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.






     (D) Stock Dividend - On June 25, 1996 and June 23, 1995, the Company declared five-for-four stock splits effected in the form of 25 percent stock dividends which were paid on July 22, 1996 and July 24, 1995 to stockholders of record on July 8, 1996 and July 10, 1995, respectively. The par value of the shares remains unchanged at $.01 per share.

     Unless otherwise noted, all numbers of shares, per share amounts and per share prices in the consolidated financial statements and notes thereto have been adjusted to reflect the stock dividends and splits.

     (E) Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal
Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company contributed approximately $78,000, $59,000 and $54,000, for the years ended January 31, 1997, 1996 and 1995, respectively. The Company funds all amounts when due.

     NOTE 11 - COMMITMENTS AND CONTINGENCIES

     (A) Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:


       Fiscal Year Ending January 31,
                    1998                           $     531,548
                    1999                                 360,117
                    2000                                 186,720
                    2001                                 109,680
                    2002                                  88,567
                    Thereafter                            38,260
                                                   -------------
                    Total                          $   1,314,892
                                                   =============

     Rent expense was approximately $617,000, $264,000 and $235,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

     (B) Foreign Currency Contracts - In connection with the purchase of equipment from its major supplier, the Company purchases foreign currency forward contracts (which usually approximate six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates relating to all trade acceptances payable and certain firm purchase commitments.
The costs of such contracts are included in the cost of the related machinery in inventory.

     At January 31, 1997, the Company held foreign currency contracts for the purchase of Japanese yen amounting to approximately $58,000,000.






     (C) Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     (D) Employment Agreements - The Company has five-year employment agreements with the Company's senior executives. These employment agreements provided that each executive receive minimum annual compensation of $350,000 for the remainder of the term of the employment agreement. In addition, each employment agreement provides for an annual bonus equal to five percent of pre-tax profits of the Company. The Company also entered into a five-year employment agreement with another officer of the Company, who will receive annual compensation of $100,000 with a bonus equal to two percent of pre-tax profits of the Company. The Company also has five-year employment agreements with the former shareholders of Pulse, providing each with an annual base salary of $300,000 and an annual bonus based on annual pre-tax profits of Pulse.

     (E) Dependency  Upon Major Supplier - During the fiscal years ended January
31,  1997,   1996  and  1995,  the  Company  made  purchases  of   approximately
$69,000,000,  $47,000,000 and $40,000,000,  respectively, from Tajima Industries
Ltd. ("Tajima"),  the manufacturer of the embroidery machines the Company sells.
This  amounted to  approximately  83, 80 and 82 percent of the  Company's  total purchases for the years ended January 31, 1997, 1996 and 1995, respectively.

     The Company has two separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of embroidery machines in 39 states. The main agreement (the "East
Coast / Midwest  Agreement")  which  covers 33 states,  including  the  original
Hirsch territory and the additional states acquired in the SMX territory, became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast / Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice except that Tajima cannot terminate the East Coast / Midwest Agreement prior to February 20, 1998. The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years.

     In the states of  Arizona,  California,  Hawaii,  Idaho,  Montana,  Nevada,
Oregon, Utah, Washington and Wyoming, the Company is the exclusive distributor of Tajima's single, two, four, and six-head machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement has a term of five years and contains a renewal provision which permits successive five-year renewals upon mutual agreement of the parties. Tajima may terminate the West Coast Agreement or its exclusivity on 30 days written notice or upon a material change in the current Class B shareholders in which case, the West
Coast Agreement can be terminated earlier.

     The minimum purchase of embroidery machines for 1996 was met. The minimum quantity to be sold in 1997 is 1,503 machines in various designations as defined.





     There are several manufacturers of multihead embroidery equipment. Although management of the Company believes that the likelihood of the loss of Tajima as a supply source is remote, if Tajima terminated the current distributor relationship with the Company, management believes that it could establish a similar arrangement with another manufacturer of embroidery equipment.


                                   * * * * * *

                                      F-28



