Form 10-Q
period 1997-04-30
HIRSCH INTERNATIONAL CORP
filed 1997-06-13
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class of                                          Number of
        Common Equity                                         Shares

     Class A Common Stock,                                  6,583,098
       par value $.01

     Class B Common Stock,                                  2,732,249
       par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX


                                                                     Page No.

     Part I. Financial Information


     Item 1. Consolidated Financial Statemen

          Consolidated Balance Sheets - April 30, 1997
            and January 31, 1997                                          3-4

          Consolidated Statements of Income for the
          Three Months Ended April 30, 1997 and 1996                        5

          Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1997 and 1996                      6-8

          Notes to Consolidated Financial Statements                     9-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13-16



     Part II. Other Information                                            17

                  Signatures                                               18

     Part I - Financial Information

     Item 1. Consolidated Financial Statements

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   April 30,       January 31,
                                                      1997             1997
                                                  (Unaudited)

ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                          $6,002,000       $7,865,000

SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE                  -         2,596,000

ACCOUNTS RECEIVABLE, NET
  OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $2,578,000                           28,073,000       21,761,000

NET INVESTMENT IN SALES-TYPE
  LEASES-CURRENT PORTION (Note 6)                   1,867,000        1,715,000

INVENTORIES, NET (Note 5)                          18,036,000       15,769,000

OTHER CURRENT ASSETS                                2,494,000        2,073,000

     TOTAL CURRENT ASSETS                          56,472,000       51,779,000

NET INVESTMENT IN SALES-TYPE
  LEASES-NON-CURRENT PORTION (Note 6)              10,472,000        9,180,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  NET OF ACCUMULATED AMORTIZATION OF
   $635,000 AND $383,000, RESPECTIVELY (Note 4)    14,965,000       14,043,000

PURCHASED TECHNOLOGIES, NET OF ACCUMULATED
  AMORTIZATION OF $606,000 AND $558,000,
       RESPECTIVELY                                   733,000          781,000

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION         6,539,000        6,242,000

OTHER ASSETS, NET                                   2,185,000        1,671,000

       TOTAL ASSETS                               $91,366,000      $83,696,000


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   April 30,       January 31,
                                                      1997             1997
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE                         $15,791,000      $13,332,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              11,542,000       10,160,000

CURRENT MATURITIES OF LONG-TERM DEBT (Note 7)       2,430,000        2,430,000

INCOME TAXES PAYABLE                                2,650,000        1,541,000

CUSTOMER DEPOSITS PAYABLE                           1,171,000        1,357,000

     TOTAL CURRENT LIABILITIES                     33,584,000       28,820,000

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 7)                              13,303,000       13,194,000

       TOTAL LIABILITIES                           46,887,000       42,014,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 3)

  PREFERRED STOCK, $.01 PAR VALUE; AUTHORIZED:
  1,000,000 SHARES; ISSUED: NONE

  CLASS A COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED:
  20,000,000 SHARES,  OUTSTANDING:
  5,323,587 AND 5,312,666 SHARES, RESPECTIVELY         53,000           53,000

  CLASS B COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED: 3,000,000 SHARES,
  OUTSTANDING: 2,732,249 SHARES                        27,000           27,000

ADDITIONAL PAID-IN CAPITAL                         15,830,000       15,626,000

UNREALIZED HOLDING GAIN ON SHORT TERM
  INVESTMENTS AVAILABLE-FOR-SALE                                        21,000

RETAINED EARNINGS                                  28,569,000       25,955,000

     TOTAL STOCKHOLDERS' EQUITY                    44,479,000       41,682,000

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $91,366,000      $83,696,000

See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                  THREE MONTHS ENDED
                                                      April 30,
                                                   1997        1996


NET SALES                                      $37,145,000 $23,868,000

INTEREST INCOME RELATED
  TO SALES-TYPE LEASES                             928,000     821,000

TOTAL REVENUE                                   38,073,000  24,689,000

COST OF GOODS SOLD                              24,317,000  15,644,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        8,911,000  5,729,000

INTEREST EXPENSE                                   338,000     69,000

OTHER INCOME, NET                                  (39,000)   (74,000)

TOTAL EXPENSES                                  33,527,000 21,368,000

INCOME BEFORE INCOME TAXES                       4,546,000  3,321,000

PROVISION FOR INCOME TAXES                       1,932,000  1,351,000

NET INCOME                                      $2,614,000  $1,970,000


NET INCOME PER SHARE (Note 2)                        $0.32      $0.25

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN THE CALCULATION
OF NET INCOME PER SHARE (Note 2)                 8,281,000  7,766,000


See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                    April 30,
                                                       1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                          $2,614,000  $1,970,000


ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                         662,000      283,000

PROVISION FOR BAD DEBTS                                    -        58,000

DEFERRED INCOME TAXES                                      -      (124,000)

LOSS ON DISPOSAL OF ASSETS                              3,000           -

GAIN ON SALE OF SHORT-TERM INVESTMENTS                (13,000)          -


CHANGES IN ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE                                 (6,294,000)   (582,000)

NET INVESTMENT IN SALES-TYPE LEASES                 (1,445,000)    (75,000)

INVENTORIES                                         (2,367,000) (1,749,000)

OTHER ASSETS                                        (1,011,000)     (1,000)

TRADE ACCEPTANCES PAYABLE                           2,459,000      484,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               1,160,000     (944,000)

INCOME TAXES PAYABLE                                1,108,000      564,000

CUSTOMER DEPOSITS PAYABLE                            (186,000)     903,000


NET CASH  (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                              (3,310,000)    787,000


See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                    THREE MONTHS ENDED
                                                    April 30,
                                                       1997        1996

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                 (538,000)    (200,000)

ACQUISITION OF EQUIPMENT CONNECTION, INC. (Note 4)   (553,000)         -

SALES (PURCHASES) OF SHORT-TERM INVESTMENTS         2,583,000     (502,000)


NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              1,492,000     (702,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS OF BANK FINANCING                            760,000       -

REPAYMENTS OF LONG-TERM DEBT                         (809,000)     (64,000)

EXERCISE OF STOCK OPTIONS AND WARRANTS                  4,000          -


NET CASH USED IN FINANCING ACTIVITIES                 (45,000)     (64,000)


(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                  (1,863,000)     21,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      7,865,000    6,565,000

CASH AND CASH EQUIVALENTS, END OF PERIOD            $6,002,000  $6,586,000


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

INTEREST PAID                                        $344,000      $69,000

INCOME TAXES PAID                                    $718,000     $663,000


See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



     In March of 1997, the Company purchased all of the assets of Equipment Connection, Inc. (see Note 4) for $805,000. In the prior year, the Company purchased all of the capital stock of SMX and Sedeco (see Note 4) for $8,690,000 and $6,565,000, respectively. In connection with the acquisitions the following activity was recorded:



                                             SMX          Sedeco         ECI
FAIR VALUE OF ASSETS ACQUIRED             $6,360,000    $3,965,000     $406,000
FAIR VALUE OF LIABILITIES ASSUMED         (7,711,000)   (1,378,000)    (255,000)
NET ASSETS ACQUIRED                      ($1,351,000)   $2,587,000     $151,000

CASH PAID (GROSS) FOR NET ASSETS          $5,000,000    $4,165,000     $605,000
PROMISSORY NOTES ISSUED FOR NET ASSETS     3,500,000         -            -
CLASS A COMMON STOCK ISSUED FOR
     NET ASSETS                              238,000     2,400,000      200,000
ACQUISITION COSTS & RESTRUCTURING RESERVE    755,000       628,000       47,000
TOTAL CONSIDERATION                        9,493,000     7,193,000      852,000
LESS NET ASSETS ACQUIRED                   1,351,000    (2,587,000)    (151,000)
LESS ACCUMULATED AMORTIZATION               (534,000)      (96,000)      (6,000)
LESS OFFSET OF PROMISSORY NOTES             (550,000)         -           -
EXCESS OF COST OVER NET ASSETS ACQUIRED   $9,760,000    $4,510,000     $695,000


     See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended April 30, 1997 and 1996

     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month periods ended April 30, 1997 and 1996 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc.("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), and Pulse Microsystems Ltd.("Pulse" and collectively with Hirsch, HAPL, SMX, Sedeco, and HECI, the "Company"). The operations of HECI have been included in consolidated operations since March 26, 1997 (the date of acquisition).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 1997 and 1996, the financial position at April 30, 1997 and cash flows for the three month periods ended April 30, 1997 and 1996, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1997 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.

     2. Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period after giving retroactive effect to stock dividends (See Note 3). Stock options and warrants are considered to be common stock equivalents and have been included in the computation of earnings per share using the treasury stock method.

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

     4. Acquisitions

     (A) Acquisition of Equipment Connection On March 26, 1997 the Company acquired all of the assets of Equipment Connection, Inc.("ECI"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values (pending final purchase price allocation) at the date of acquisition. The cost in excess of fair value of ECI is being amortized over a 10-year period. The purchase price was $805,000, paid in the form of $605,000 in cash and $200,000 in the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with ECI's two former principals.

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     (B) Acquisition of Sedeco On December 20, 1996 the Company acquired all of the outstanding capital stock of Sedeco,Inc.. The acquisition was accounted for as a purchase in accordance with APB 16 and the acquired assets and assumed liabilities have been recorded at their estimated fair market value (pending final purchase price allocation) at the date of acquisition. The cost in excess of fair value of Sedeco is being amortized over a 15-year period.

     The purchase price was $6,565,000, paid in the form of $4,165,000 in cash and $2,400,000 in the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into a five-year employment contract with Sedeco's former shareholder pursuant to which approximately 60,000 options to purchase shares of Hirsch Class A Common Stock were issued. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expires five years from the date of grant.

     (C) Acquisition of Sewing Machine Exchange On June 7, 1996 the Company acquired all of the outstanding capital stock of Sewing Machine Exchange, Inc.. The acquisition was accounted for as a purchase in accordance with APB 16 and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX is being amortized over a 15-year period.

     The purchase price was $8,690,000 paid in the form of a promissory note in the principal amount of $4,250,000 to each of the two shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on each note in the amount of $2,500,000 on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996 (see Note 7B). Concurrent with the acquisition, the Company entered into five-year employment contracts with SMX's former shareholders pursuant to which they received approximately 331,000 options to purchase shares of Hirsch Class A common stock. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date thereof.


     5. Inventories, Net April 30, 1997 January 31, 1997

Machines...............................   $14,079,000            $12,245,000

Parts..................................     5,960,000              5,527,000
                                           20,039,000             17,772,000

Less: Reserve..........................    (2,003,000)            (2,003,000)

Inventories, net.......................   $18,036,000            $15,769,000

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.  Net Investment in Sales-Type Leases
                                       April 30, 1997         January 31, 1997

Total Minimum Lease Payments Receivable   $12,576,000            $11,142,000

Estimated Residual Value of Leased
Property (Unguaranteed)................ 3,492,000              3,059,000

Allowance for Estimated Uncollectible
Lease Payments ..  ......................(338,000)              (338,000)

Less: Unearned Income..................(3,391,000)            (2,968,000)

Net Investment.........................12,339,000             10,895,000

Less: Current Portion..................(1,867,000)            (1,715,000)

Long-Term Portion.....................$10,472,000             $9,180,000


7. Long-Term Debt
                                       April 30, 1997         January 31, 1997

Term Note (A)..........................$6,375,000             $6,750,000

Promissory Notes (B)................... 2,367,000              2,542,000

Acquisitions (C)...............         5,207,000              4,446,000

Mortgage (D)..................... ......1,721,000              1,779,000

Other...................... ..             63,000                107,000

Total (E)..............................15,733,000             15,624,000

Less: Current maturities...............(2,430,000)            (2,430,000)

Long-Term Maturities..................$13,303,000            $13,194,000

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

     (B) In connection with the acquisition of SMX (See Note 4), the Company issued promissory notes in the principal amount of $4,250,000 to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. The notes bear interest at the rate (the "Hirsch Rate") defined in the Hirsch Term Agreement plus 2% through June 1999 and from July 1999 through maturity at the Hirsch Rate. Pursuant to the terms of the Stock Purchase Agreement, the former shareholders of SMX made certain guarantees with respect to collectibility of accounts receivable and salability of inventory among other things. In the fourth quarter of fiscal 1997, these notes were reduced by approximately $550,000.

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     (C) In connection with the acquisitions of ECI and Sedeco, the Company borrowed approximately $761,000 and $4,446,000, respectively, to fund the acquisitions and repay existing credit facilities. The amounts were borrowed under the provisions of the Revolving Credit Facility (see E) and bear interest as defined therein. The Revolver matures three years from the closing date at which point, any amounts used to fund acquisitions thereunder will convert to a term loan facility and be paid in 12 equal quarterly installments over a three year period. At April 30, 1997, all amounts outstanding thereunder were classified in Long-Term Debt on the Balance Sheets.

     (D) On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8 percent and is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     (E) The Company has a $30,000,000 Revolving Credit Facility (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $15,000,000 sub-limit to finance acquisitions (as defined therein), under which approximately $5,207,000 was outstanding at April 30, 1997 for the ECI (approximately $761,000) and Sedeco (approximately $4,446,000) acquisitions (see Notes 4 and 7C). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $15,791,000 at April 30, 1997.


     8. Subsequent Event

     On June 6, 1997, the Company consummated a secondary public offering of Class A Common Stock (the "Secondary Offering"). The Company sold 1,210,526 shares at $20.00 per share. Another 750,022 were sold by certain stockholders of the Company ("Selling Stockholders"). The Company and certain Selling Stockholders have granted the underwriters a 30-day option to purchase up to an additional 294,082 shares of Class A Common Stock solely to cover over-allotments, if any.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

     Results of Operations

         [GRAPHIC OMITTED]

     Three months ended April 30, 1997 as Compared to the three months ended April 30, 1996

     Net Sales. Net sales for three months ended April 30, 1997 were $37,145,000, an increase of $13,277,000, or 55.6%, compared to $23,868,000 for the three months ended April 30, 1996. Approximately $10,760,000 of such increase was due to the sale of embroidery machinery for the three months ended April 30, 1997. The Company believes that this increase is the result of the continued strong demand for embroidered products, the expansion into new territories acquired through recent acquisitions (See Note 4), the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     The Company's revenues have also grown in large part as a result in the growth in sales of the singlehead embroidery machine. Singlehead embroidery machines and multihead embroidery machines represented 46.4% and 53.6%, respectively, of the number of embroidery machines sold during the three months ended April 30, 1997 as compared to 43.3% and 56.7% for the three months ended April 30, 1996, respectively.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the three months ended April 30, 1997 aggregated approximately $5,931,000, an increase of approximately 73.7% as compared to $3,414,000 for the three months ended April 30, 1996. This increase is primarily attributable to the increase in machine revenues.

     Interest income related to sales-type leases. HAPL's interest income increased 13.0% to $928,000 for the three months ended April 30, 1997 from $821,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL's operations and staff. In order to increase market share, HAPL reduced its rates in certain instances, which resulted in growth that was not proportionate to the growth in machine revenue.

     Cost of Goods Sold. For the three months ended April 30, 1997, cost of goods sold increased $8,673,000, or 55.4%, to $24,317,000 from $15,644,000 for the three months ended April 30, 1996. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Gross margins for the Company's value-added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses. For the three months ended April 30, 1997 SG&A expenses increased $3,182,000, or 55.5%, to $8,911,000 from $5,729,000 for the three months ended April 30, 1996. SG&A expenses increased as a percentage of revenues to 23.4% from 23.2%. This increase in SG&A expenses as a percentage of revenues is primarily attributable to the following factors:

     In order to implement its growth strategy the Company has hired additional sales and marketing personnel for small machines and supplies, opened several new sales offices and hired additional software programmers and technicians. The Company also increased expenditures for advertising and for participation in trade shows and seminars.

     The Company made a significant investment in its infrastructure as it relates to the West Coast Expansion. Additional sales, marketing, training, administrative and technical support personnel were hired to commence operations on the West Coast. The Company also entered into leases for several new sales offices and incurred start up costs related to these offices.

     The Company incurred certain incremental costs in connection with the acquisitions of SMX, Sedeco, and ECI.

     Interest Expense. Interest expense for the three months ended April 30, 1997 increased $269,000 to $338,000 from $69,000 for the three months ended April 30, 1996. This increase is directly attributable to the increased interest costs related to the additional debt assumed for the SMX, Sedeco, and ECI acquisitions.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% for the three months ended April 30, 1997 as compared to 40.7% for the three months ended April 30, 1996. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The increase in the tax rate for the three months ended April 30, 1997 is principally the result of changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. Additionally, the goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in a permanent difference since it is not deductible for tax purposes. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the three months ended April 30, 1997 increased $644,000, or 32.7%, to $2,614,000 from $1,970,000 for the three months ended
April 30, 1996. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $22,888,000 at April 30, 1997, decreasing $71,000, or .3%, from $22,959,000 at January 31, 1997. The Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the Secondary Offering completed in January 1996. The acquisition of SMX was financed through a term loan agreement with a bank.
The acquisitions of Sedeco and ECI were financed through borrowings against the $30 million Revolving Credit Facility (See Note 7 of Notes to Consolidated Financial Statements).

     During the three months ended April 30, 1997, the Company's cash and cash equivalents and short-term investments available-for-sale decreased by $4,459,000 to $6,002,000. Net cash of $3,310,000 was used in the Company's operating activities principally as a result of the increase in accounts receivable, net of $6,294,000. Cash provided by increases in the balance of trade acceptances payable, accounts payable and accrued expenses, and income taxes payable aggregating approximately $4,727,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating $11,117,000 and a decrease in customer deposits payable of approximately $186,000. These changes resulted from expansion of the Company's business and the acquisitions during fiscal year 1997 and the three months ended April 30, 1997.

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

     Revolving Credit Facility and Borrowings

     In January 1997, The Company entered into a $30,000,000 Revolving Credit Facility with two banks (the "Facility"). The Facility is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $15,000,000 sub-limit to finance acquisitions (as defined therein), under which approximately $761,000 and $4,446,000 was outstanding at April 30, 1997 to finance the ECI and Sedeco acquisitions, respectively and repay their outstanding credit facilities (see Notes 4 and 7(C) of Notes to Consolidated Financial Statements). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $15,791,000 at April 30, 1997. There were no working capital loans outstanding against this Facility at April 30, 1997.

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

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed $105,304,000 million in lease agreements as of April 30, 1997. To date, approximately $93,238,000 million, or 88.5%, of the leases have been sold to third party financial institutions on a non-recourse basis.

     On January 27, 1994, Hirsch entered into a ten year, $2,295,000 Mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     Future Capital Requirements

     The Company believes that the net proceeds from the Secondary Offering (see
Note 8 of Notes to Consolidated Financial Statements), its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

     Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Inventory at April 30, 1997 of new Tajima embroidery machines was $10,526,000 representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $3,553,000 consisted of computer software, used machines and other equipment.

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



                               HIRSCH INTERNATIONAL CORP.
                               Registrant


                               By:  \s\ Henry Arnberg
                               ---------------------------------------------
                               Henry Arnberg, President and
                               Chief Executive Officer



                               By:  \s\ Kenneth Shifrin
                               ----------------------------------------------
                               Kenneth Shifrin,
                               Chief Financial Officer



 Dated: June 13, 1997