Form 10-Q/A
period 1997-04-30
HIRSCH INTERNATIONAL CORP
filed 1997-06-13
CIK 915909

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

     Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the three months ended April 30, 1997 and 1996.

                                   Quarter Ended April 30,
                                   1997             1996

     Net sales                     97.6%            96.7%

     Interest income related to
     sales-type leases              2.4%             3.3%
                                   _____            _____

     Total revenue                100.0%           100.0%

     Costs of goods sold           63.8%            63.3%

     Selling, general and
     administrative expenses       23.4%            23.2%

     Interest expense, net          0.9%             0.3%

     Other income, net             (0.1%)           (0.3%)
                                   _____            _____

     Income before income taxes    12.0%            13.5%

     Provision for income taxes     5.1%             5.5%
                                   _____            _____

     Net income                     6.9%             8.0%
                                   =====            =====


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