Form 10-Q
period 1997-07-31
HIRSCH INTERNATIONAL CORP
filed 1997-09-12
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 10, 1997:


        Class of                                        Number of
        Common Equity                                    Shares

        Class A Common Stock,                          6,794,467
        Par value $.01

        Class B Common Stock,                          2,668,139
        Par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX






     Part I. Financial Information


     Item 1. Consolidated Financial Statements


     Consolidated Balance Sheets - July 31, 1997 and January 31, 1997                3-4

     Consolidated  Statements  of Income for the Six and Three Months Ended July
          31, 1997 and 1996                                                            5

     Consolidated  Statements  of Cash Flows for the Six  Months  Ended July 31,
          1997 and 1996                                                              6-8

     Notes to Consolidated Financial Statements                                     9-12

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and




Part II.  Other Information                                                           16

     Signatures                                                                       17


Part I - Financial Information

Item 1.   Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              July 31,        January 31,
                                                1997              1997
                                            (Unaudited)

ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                    $4,903,000        $7,865,000

SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE            -          2,596,000

ACCOUNTS RECEIVABLE, NET
  OF ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $2,578,000                     34,432,000        21,761,000

NET INVESTMENT IN SALES-TYPE
  LEASES-CURRENT PORTION (Note 7)             2,612,000         1,715,000

INVENTORIES, NET (Note 6)                    22,872,000        15,769,000

OTHER CURRENT ASSETS                          2,441,000         2,073,000


     TOTAL CURRENT ASSETS                    67,260,000        51,779,000

NET INVESTMENT IN SALES-TYPE
  LEASES-NON-CURRENT PORTION (Note 7)        14,494,000         9,180,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  NET OF ACCUMULATED AMORTIZATION OF
   $914,000 AND $383,000, RESPECTIVELY
   (Note 5)                                  14,824,000        14,043,000

PURCHASED TECHNOLOGIES, NET OF ACCUMULATED
  AMORTIZATION OF $654,000 AND $558,000,
  RESPECTIVELY                                  686,000           781,000

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION   6,436,000         6,242,000

OTHER ASSETS, NET                             1,946,000         1,671,000


       TOTAL ASSETS                         $105,646,000      $83,696,000


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              July 31,        January 31,
                                                1997              1997
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE                   $16,174,000       $13,332,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES        11,890,000        10,160,000

CURRENT MATURITIES OF LONG-TERM DEBT
     (Note 8)                                   230,000         2,430,000

INCOME TAXES PAYABLE                          1,639,000         1,541,000

CUSTOMER DEPOSITS PAYABLE                     1,386,000         1,357,000


     TOTAL CURRENT LIABILITIES               31,319,000        28,820,000

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 8)                         1,513,000        13,194,000


       TOTAL LIABILITIES                     32,832,000        42,014,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 3 and 4)

  PREFERRED STOCK, $.01 PAR VALUE; AUTHORIZED:
  1,000,000 SHARES; ISSUED: NONE                   -

  CLASS A COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED:
  20,000,000 SHARES,  OUTSTANDING:
  6,764,546 AND 5,312,666 SHARES,
  RESPECTIVELY                                   67,000            53,000

  CLASS B COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED: 3,000,000 SHARES, OUTSTANDING
  2,691,055 AND 2,732,249 SHARES,
  RESPECTIVELY                                   27,000            27,000

ADDITIONAL PAID-IN CAPITAL                   41,150,000        15,626,000

UNREALIZED HOLDING GAIN ON SHORT TERM
  INVESTMENTS AVAILABLE-FOR-SALE                                   21,000

RETAINED EARNINGS                            31,570,000        25,955,000

     TOTAL STOCKHOLDERS' EQUITY              72,814,000        41,682,000

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $105,646,000      $83,696,000

     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                    SIX MONTHS ENDED          THREE MONTHS ENDED
                                        July 31,                  July 31,


NET SALES                       $78,126,000  $54,003,000  $40,981,000  $30,135,000

INTEREST INCOME RELATED
  TO SALES-TYPE LEASES            2,135,000    1,604,000    1,207,000      783,000

TOTAL REVENUE                    80,261,000   55,607,000   42,188,000   30,918,000

COST OF GOODS SOLD               50,932,000   35,274,000   26,615,000   19,630,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        18,974,000   13,122,000   10,063,000    7,393,000

INTEREST EXPENSE                    594,000      262,000      256,000      193,000

OTHER INCOME, NET                    (3,000)    (131,000)      36,000      (56,000)

TOTAL EXPENSES                   70,497,000   48,527,000   36,970,000   27,160,000

INCOME BEFORE INCOME TAXES        9,764,000    7,080,000    5,218,000    3,758,000

PROVISION FOR INCOME TAXES        4,149,000    2,911,000    2,217,000    1,560,000

NET INCOME                       $5,615,000   $4,169,000   $3,001,000   $2,198,000


NET INCOME PER SHARE (Note 2)
     PRIMARY                         $0.65       $0.53         $0.33      $0.28
     FULLY DILUTED                   $0.64       $0.53         $0.33      $0.28

WEIGHTED  AVERAGE  NUMBER OF
SHARES  USED IN THE  CALCULATION
OF NET INCOME PER
SHARE (Note 2)
     PRIMARY                      8,680,000    7,902,000    9,105,000   7,920,000
     FULLY DILUTED                8,726,000    7,931,000    9,145,000   7,931,000



     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       SIX MONTHS ENDED
                                                           July 31,
                                                      1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                          $5,615,000  $4,169,000


ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                       1,362,000      676,000

PROVISION FOR BAD DEBTS                                    -       121,000

PROVISION FOR SLOW-MOVING INVENTORIES                      -        35,000

DEFERRED INCOME TAXES                                      -      (102,000)

LOSS ON DISPOSAL OF ASSETS                              3,000          -

GAIN ON SALE OF SHORT-TERM INVESTMENTS                (13,000)         -


CHANGES IN ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE                                 (12,653,000)   702,000

NET INVESTMENT IN SALES-TYPE LEASES                 (6,212,000)   (984,000)

INVENTORIES                                         (7,203,000) (2,305,000)

OTHER ASSETS                                          (796,000)   (197,000)

TRADE ACCEPTANCES PAYABLE                            2,842,000     695,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                1,369,000  (1,119,000)

INCOME TAXES PAYABLE                                    97,000     115,000

CUSTOMER DEPOSITS PAYABLE                               29,000     160,000


NET CASH  (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                             (15,560,000)  1,966,000


     See notes to consolidated financial statements.





    6
                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                    SIX MONTHS ENDED
                                                     July 31,
                                                       1997        1996

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                 (731,000)   (611,000)

ACQUISITION OF SEWING MACHINE EXCHANGE,
      INC.  (Note 5)                                     -     (4,585,000)

ACQUISITION OF EQUIPMENT CONNECTION, INC.
      (Note 5)                                       (553,000)         -

SALES (PURCHASES) OF SHORT-TERM INVESTMENTS         2,583,000     484,000


NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              1,299,000  (4,712,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS OF BANK FINANCING                          3,761,000   7,500,000

REPAYMENTS OF LONG-TERM DEBT                      (17,800,000) (2,892,000)

PROCEEDS FROM PUBLIC OFFERING                      24,315,000      -

ISSUANCE OF STOCK & EXERCISE OF STOCK
    OPTIONS AND WARRANTS                            1,023,000       1,000


NET CASH PROVIDED BY FINANCING ACTIVITIES          11,299,000   4,609,000


(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                 (2,962,000)  1,863,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      7,865,000   6,565,000

CASH AND CASH EQUIVALENTS, END OF PERIOD           $4,903,000  $8,428,000


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

INTEREST PAID                                        $604,000    $232,000

INCOME TAXES PAID                                  $4,066,000  $2,694,000


     See notes to consolidated financial statements.





                                        7

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



     In March of 1997, the Company purchased all of the assets of Equipment Connection, Inc. (see Note 5) for $805,000. In the prior year, the Company purchased all of the capital stock of SMX and Sedeco (see Note 5) for $8,690,000 and $6,565,000, respectively. In connection with the acquisitions the following activity was recorded:



                                                 SMX          Sedeco         ECI

FAIR VALUE OF ASSETS ACQUIRED                $6,360,000     $3,965,000     $406,000
FAIR VALUE OF LIABILITIES ASSUMED            (7,711,000)    (1,378,000)    (255,000)
NET ASSETS ACQUIRED                         ($1,351,000)    $2,587,000     $151,000

CASH PAID (GROSS) FOR NET ASSETS             $5,000,000     $4,165,000     $605,000
PROMISSORY NOTES ISSUED FOR NET ASSETS        3,500,000         -             -
CLASS A COMMON STOCK ISSUED FOR NET ASSE        238,000      2,400,000      200,000
ACQUISITION COSTS & RESTRUCTURING RESERV        755,000        754,000       58,000
TOTAL CONSIDERATION                           9,493,000      7,319,000      863,000
LESS NET ASSETS ACQUIRED                      1,351,000     (2,587,000)    (151,000)
LESS ACCUMULATED AMORTIZATION                  (713,000)      (178,000)     (23,000)
LESS OFFSET OF PROMISSORY NOTES                (550,000)        -             -
EXCESS OF COST OVER NET ASSETS ACQUIRED      $9,581,000     $4,554,000     $689,000




See notes to consolidated financial statements.







                                        8





                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
               Six and Three Months Ended July 31, 1997 and 1996


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the six and three month periods ended July 31, 1997 and 1996 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), and Pulse Microsystems Ltd. ("Pulse" and collectively with Hirsch, HAPL, SMX, Sedeco, and HECI, the "Company"). The operations of HECI have been included in consolidated operations since March 26, 1997 (the date of acquisition).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the six and three month periods ended July 31, 1997 and 1996, the financial position at July 31, 1997 and cash flows for the six and three month periods ended July 31, 1997 and 1996, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1997 as filed with the Securities and Exchange Commission.

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


     4. Secondary Public Offering

     On June 6, 1997, the Company consummated a secondary public offering of Class A Common Stock (the "Secondary Offering"). The Company sold 1,210,526 shares at $20.00 per share. Another 750,022 shares were sold by certain stockholders of the Company ("Selling Stockholders"). On July 7, 1997, the underwriters exercised their over-allotment option to purchase an additional 294,082 shares of Class A Common Stock, 122,592 shares of which were sold by the Company and 171,490 shares sold by the selling stockholders. Net proceeds of approximately $24.3 million were received by the Company after expenses and underwriting discount.






                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     5. Acquisitions

     (A) Acquisition of Equipment Connection On March 26, 1997 the Company acquired all of the assets of Equipment Connection, Inc. ("ECI"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values (pending final purchase price allocation) at the date of acquisition. The cost in excess of fair value of ECI is being amortized over a 10-year period. The purchase price was $805,000, paid in the form of $605,000 in cash and $200,000 in the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with ECI's two former principals.

     (B) Acquisition of Sedeco On December 20, 1996 the Company acquired all of the outstanding capital stock of Sedeco, Inc.. The acquisition was accounted for as a purchase in accordance with APB 16 and the acquired assets and assumed liabilities have been recorded at their estimated fair market value (pending final purchase price allocation) at the date of acquisition. The cost in excess of fair value of Sedeco is being amortized over a 15-year period.

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


     6. Inventories, Net

                                        July 31, 1997         January 31, 1997

Machines...............................   $18,735,000            $12,245,000

Parts..................................     6,140,000              5,527,000
                                           24,875,000             17,772,000

Less: Reserve..........................    (2,003,000)            (2,003,000)

Inventories, net.......................   $22,872,000            $15,769,000

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     7. Net Investment in Sales-Type Leases

                                        July 31, 1997         January 31, 1997

Total Minimum Lease Payments Receivable   $18,190,000            $11,142,000

Estimated Residual Value of Leased
Property (Unguaranteed)................     4,204,000              3,059,000

Allowance for Estimated Uncollectible
Lease Payments ........................      (338,000)              (338,000)

Less: Unearned Income..................    (4,950,000)            (2,968,000)

Net Investment.........................    17,106,000             10,895,000

Less: Current Portion..................    (2,612,000)            (1,715,000)

Long-Term Portion......................   $14,494,000             $9,180,000


8. Long-Term Debt
                                        July 31, 1997         January 31, 1997

Term Note (A)..........................  $      -                 $6,750,000

Promissory Notes (B)...................         -                  2,542,000

Acquisitions (C)                                -                  4,446,000

Mortgage (D)...........................     1,664,000              1,779,000

Other........                                  79,000                107,000

Total (E)......................... ......   1,743,000             15,624,000

Less: Current maturities...............      (230,000)            (2,430,000)

Long-Term Maturities...................    $1,513,000            $13,194,000


     (A) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan was repayable in 20 equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) beginning September 30, 1996. The loan was guaranteed by Hirsch, Pulse and SMX, and required the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined. In June of 1997 the Company paid the total outstanding balance of the loan with proceeds from the Secondary Offering (see Note 4).










                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     (B) In connection with the acquisition of SMX (see Note 5C), the Company issued promissory notes in the principal amount of $4,250,000 to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. The notes bore interest at the rate (the "Hirsch Rate") defined in the Hirsch Term Agreement plus 2% through June 1999 and from July 1999 through maturity at the Hirsch Rate. Pursuant to the terms of the Stock Purchase Agreement, the former shareholders of SMX made certain guarantees with respect to collectibility of accounts receivable and salability of inventory among other things. In the fourth quarter of fiscal 1997, these notes were reduced by approximately $550,000. In June of 1997 the Company paid the total outstanding balance of the notes with proceeds from the Secondary Offering (see Note 4).

     (C) In connection with the acquisitions of ECI and Sedeco, the Company borrowed approximately $761,000 and $4,446,000, respectively, to fund the acquisitions and repay existing credit facilities. The amounts were borrowed under the provisions of the Revolving Credit Facility (see E) and bore interest as defined therein. The Revolver matures three years from the closing date at which point, any amounts used to fund acquisitions thereunder will convert to a term loan facility and be paid in 12 equal quarterly installments over a three year period. At April 30, 1997, all amounts outstanding thereunder were classified in Long-Term Debt on the Balance Sheets. In June of 1997 the Company paid the total outstanding balance of the Revolver with proceeds from the Secondary Offering (see Note 4).

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

     (E) The Company has a $30,000,000 Revolving Credit Facility (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $15,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $16,174,000 at July 31, 1997.











         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences are detailed from time to time in the Company's Securities and Exchange Commission reports, including this Form 10-Q for the fiscal quarter ended July 31, 1997, and the Company's Prospectus filed with the Commission on June 6, 1997. Historical results are not necessarily indicative of trends in operating results for any future period.


     Six and Three Months Ended July 31, 1997 as Compared to the Six and Three Months Ended July 31, 1996

     Net Sales. Net sales for the six and three months ended July 31, 1997 were $78,126,000 and $40,981,00, an increase of $24,123,000 and $10,846,000, or 44.7%
and 36.0%, respectively, compared to $54,003,000 and $30,135,000 for the six and three months ended July 31, 1996. Approximately $18,478,000 and $7,718,000 of such increase was due to the sale of embroidery machinery for the six and three months ended July 31, 1997. The Company believes that this increase is the result of the continued strong demand for embroidered products, the expansion into new territories acquired through recent acquisitions (see Note 5), the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     The Company's revenues have also grown in large part as a result in the growth in unit sales of the singlehead embroidery machine. Singlehead embroidery machines and multihead embroidery machines represented 44.9% and 55.1% and 43.5% and 56.5%, respectively, of the number of embroidery machines sold during the six and three months ended July 31, 1997 as compared to 43.9% and 56.1% and 44.3% and 55.7% for the six and three months ended July 31, 1996, respectively.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the six and three months ended July 31, 1997 aggregated approximately $14,678,000 and $8,747,000, an increase of approximately 62.5% and 55.7% as compared to $9,034,000 and $5,619,000 for the six and three months ended July 31, 1996. This increase is primarily attributable to the increase in machine revenues.

     Interest income related to sales-type leases. HAPL's interest income increased 33.1% and 54.2% to $2,135,000 and $1,207,000 for the six and three months ended July 31, 1997 from $1,604,000 and $783,000 for the comparable periods of the prior year. This increase is a result of the continued expansion of HAPL's operations and staff.

     Cost of Goods Sold. For the six and three months ended July 31, 1997, cost of goods sold increased $15,658,000 and $6,985,000, or 44.4% and 35.6%, to
$50,932,000  and  $26,615,000  from  $35,274,000 and $19,630,000 for the six and three months ended July 31, 1996. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Gross margins for the Company's value-added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses. For the six and three months ended July 31, 1997. SG&A expenses increased $5,852,000 and $2,670,000, or 44.6% and 36.1%, to $18,974,000 and $10,063,000 from $13,122,000 and $7,393,000 for the six and three months ended July 31, 1996. SG&A expenses increased as a percentage of revenues to 23.6% and 23.9% for the six and three months ended July 31, 1997, respectively, from 23.6% and 23.9% for the same periods of the prior year. This increase in SG&A expenses as a percentage of revenues is primarily attributable to the following factors:

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

     Interest Expense. Interest expense for the six and three months ended July 31, 1997 increased $332,000 and $63,000 to $594,000 and $256,000 from $262,000 and $193,000 for the six and three months ended July 31, 1996. This increase is directly attributable to the increased interest costs related to the additional debt assumed for the SMX, Sedeco, and ECI acquisitions. This debt was repaid with proceeds from the Secondary Public Offering.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% and 42.5% for the six and three months ended July 31, 1997 as compared to 41.1% and 41.5% for the six and three months ended July 31, 1996. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The increase in the tax rate for the six and three months ended July 31, 1997 is principally the result of changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. Additionally, the goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in a permanent difference since it is not deductible for tax purposes. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the six and three months ended July 31, 1997 increased $1,446,000 and $803,000, or 34.7% and 36.5%, to $5,615,000 and
$3,001,000 from $4,169,000 and $2,198,000 for the six and three months ended July 31, 1996. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $35,941,000 at July 31, 1997, increasing $12,982,000 or 56.5%, from $22,959,000 at January 31, 1997. The Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from the Secondary Offerings completed in June 1997 and January 1996. The acquisition of SMX was financed through a term loan agreement with a bank. The acquisitions of Sedeco and ECI were financed through borrowings against the $30 million Revolving Credit Facility (See Note 8 of Notes to Consolidated Financial Statements) although these borrowings were repaid at July 31, 1997 with the proceeds of the offering (See Note 4 of notes to Consolidated Financial Statements).

     During the six months ended July 31, 1997, the Company's cash and cash equivalents and short-term investments available-for-sale decreased by $2,962,000 to $4,903,000. Net cash of $15,560,000 was used in the Company's operating activities. Cash provided by increases in the balance of trade acceptances payable, accounts payable and accrued expenses, income taxes payable, and customer deposits payable aggregating approximately $4,337,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating $26,864,000. These changes resulted from expansion of the Company's business and the acquisitions during fiscal year 1997 and the six months ended July 31, 1997.

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

     Revolving Credit Facility and Borrowings

     In January 1997, The Company entered into a $30,000,000 Revolving Credit Facility with two banks (the "Facility"). The Facility is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $15,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $16,174,000 at July 31, 1997. There were no working capital or acquisition loans outstanding against this Facility at July 31, 1997.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan was repayable in twenty equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) commencing September 30, 1996. The loan was guaranteed by Hirsch, Pulse and SMX and required the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined. In June of 1997 the Company paid the total outstanding balance of the loan with proceeds from the Secondary Offering (see Note 4).

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed $115,889,000 in lease agreements as of July 31, 1997. To date, approximately $101,892,000, or 87.9%, of the leases have been sold to third party financial institutions on a non-recourse basis.

     On January 27, 1994, Hirsch entered into a ten year, $2,295,000 Mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.


     Future Capital Requirements

     The Company believes that the net proceeds from the Secondary Offering (see
Note 4 of Notes to Consolidated Financial Statements), its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

     Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Inventory at July 31, 1997 of new Tajima embroidery machines was $14,255,000 representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $4,480,000 consisted of computer software, used machines and other equipment.

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

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) On June 20, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected Marvin Broitman, Ronald Krasnitz and Douglas Schenendorf as Class A directors and Henry Arnberg, Herbert M. Gardner, Paul Levine and Tas Tsonis as Class B directors.

     (c) At the Meeting, the Stockholders of the Company approved the amendment of the Company's Stock Option Plan increasing the number of Class A Common Stock authorized for issuance thereunder from 750,000 to 1,050,000.

     (d) The Stockholders of the Company then ratified the selection of Deloitte & Touche as the Company's independent auditors for the fiscal year ending January 31, 1998. The following sets forth the results of voting on each matter voted upon at the meeting:

     1.  Election of Directors

                                       For                 Against

             Marvin  Broitman       3,202,596              123,330
             Ronald Krasnitz        3,202,596              123,330
             Douglas  Schenendorf   3,202,596              123,330
             Henry Arnberg          2,507,249                 0
             Herbert M. Gardner     2,507,249                 0
             Paul Levine            2,507,249                 0
             Tas Tsonis             2,507,249                 0

     2. Amendment of the Company's Stock Option Plan.

                           For                              Against
                       3,841,837                            310,810

     3. Ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 31, 1998.

                           For                              Against
                       5,822,740                              2,662

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

      3.1 Restated Certificate of Incorporation of the Company

     *3.2 Amended and Restated By-Laws of the Company

     10.1 Stock Option Plan, As Amended

       27 Financial Data Schedule.

     *Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration Statement 33-72618) filed with the Commission on February 14, 1994.

     (b) Reports on Form 8-K

     A Current Report on Form 8-K was filed by the Company on May 30, 1997, with respect to a press release announcing its quarterly results for its first quarter ended April 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HIRSCH INTERNATIONAL CORP.
                                         Registrant


                                       By: \s\ Henry Arnberg
                                          -----------------------------------
                                          Henry Arnberg, President and
                                          Chief Executive Officer



                                       By: \s\ Kenneth Shifrin
                                          -----------------------------------
                                          Kenneth Shifrin,
                                          Chief Financial Officer



Dated:  September 12, 1997