Form 10-Q
period 1997-10-31
HIRSCH INTERNATIONAL CORP
filed 1997-12-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 1997:


              Class of                            Number of
          Common Equity                             Shares
          -------------                          ----------
         Class A Common Stock,
         par value $.01                          6,803,759
         Class B Common Stock,
         par value $.01                          2,668,139

                                                                     Page No.


     Part I. Financial Information


     Item 1. Consolidated Financial Statements


     Consolidated Balance Sheets - October 31, 1997 and January 31, 1997    3-4

     Consolidated  Statements  of  Income  for the Nine and
      Three  Months  Ended October 31, 1997 and 1996                          5

     Consolidated Statements of Cash Flows for the Nine
      Months Ended October 31, 1997 and 1996                                6-7

     Notes to Consolidated Financial Statements                            8-11

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations              12-15


     Part II. Other Information                                              16

               Signatures                                                    17

     Part I - Financial Information

     Item 1. Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  October 31,      January 31,
                                                      1997             1997
                                                  (Unaudited)

ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                          $4,519,000       $7,865,000

SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE                  -         2,596,000

ACCOUNTS RECEIVABLE, NET                           41,512,000       21,761,000

NET INVESTMENT IN SALES-TYPE
  LEASES-CURRENT PORTION (Note 7)                   2,011,000        1,715,000

INVENTORIES, NET (Note 6)                          24,356,000       15,769,000

OTHER CURRENT ASSETS                                2,362,000        2,073,000
                                                   ----------       ----------


     TOTAL CURRENT ASSETS                          74,760,000       51,779,000
                                                   ----------       ----------

NET INVESTMENT IN SALES-TYPE
  LEASES - NON-CURRENT PORTION (Note 7)            11,460,000        9,180,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  NET OF ACCUMULATED AMORTIZATION OF
   $1,197,000 AND $383,000,RESPECTIVELY
   (Note 5)                                        14,902,000       14,043,000

PURCHASED TECHNOLOGIES, NET OF ACCUMULATED
  AMORTIZATION OF $701,000 AND $558,000,
  RESPECTIVELY                                        638,000          781,000

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION         6,998,000        6,242,000

OTHER ASSETS, NET                                   1,708,000        1,671,000
                                                   ----------        ---------


       TOTAL ASSETS                              $110,466,000      $83,696,000
                                                 ============      ===========


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    October 31,      January 31,
                                                       1997             1997
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TRADE ACCEPTANCES PAYABLE                        $12,640,000      $13,332,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES             18,816,000       10,160,000

CURRENT MATURITIES OF LONG-TERM DEBT (Note 8)        231,000        2,430,000

INCOME TAXES PAYABLE                               1,195,000        1,541,000

CUSTOMER DEPOSITS PAYABLE                            873,000        1,357,000
                                                  ----------       ----------


     TOTAL CURRENT LIABILITIES                    33,755,000       28,820,000
                                                  ----------       ----------

LONG-TERM DEBT, LESS CURRENT
  MATURITIES (Note 8)                              1,480,000       13,194,000


       TOTAL LIABILITIES                          35,235,000       42,014,000
                                                  ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 3 and 4)

  PREFERRED STOCK, $.01 PAR VALUE; AUTHORIZED:        -                 -
  1,000,000 SHARES; ISSUED: NONE

  CLASS A COMMON STOCK, $.01
  PAR VALUE;  AUTHORIZED:
  20,000,000 SHARES,  OUTSTANDING:
  6,779,523 AND 5,312,666 SHARES, RESPECTIVELY        68,000           53,000

  CLASS B COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED: 3,000,000 SHARES, OUTSTANDING
  2,691,055 AND 2,732,249 SHARES, RESPECTIVELY        27,000           27,000

ADDITIONAL PAID-IN CAPITAL                        41,237,000       15,626,000

UNREALIZED HOLDING GAIN ON SHORT TERM
  INVESTMENTS AVAILABLE-FOR-SALE                       -               21,000

RETAINED EARNINGS                                  33,899,000      25,955,000
                                                  -----------      ----------

     TOTAL STOCKHOLDERS' EQUITY                    75,231,000      41,682,000
                                                  -----------      ----------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                      $110,466,000     $83,696,000
                                                 ============     ===========


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                    NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                        October 31,                            October 31,
                                                 1997                1996              1997                   1996

NET SALES                                     $115,392,000          $88,145,000       $37,266,000              $34,142,000

INTEREST INCOME RELATED
  TO SALES-TYPE LEASES                           3,976,000            2,340,000         1,841,000                  736,000
                                               -----------           ----------      ------------             ------------
TOTAL REVENUE                                  119,368,000           90,485,000        39,107,000               34,878,000
                                               -----------           ----------      ------------             ------------
COST OF GOODS SOLD                              75,240,000           58,211,000        24,308,000               22,937,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       29,597,000           21,175,000        10,623,000                8,053,000

INTEREST EXPENSE                                   733,000              538,000           139,000                  276,000

OTHER INCOME, NET                                   (8,000)            (374,000)           (5,000)                (243,000)
                                               -----------           -----------       -----------            ------------
TOTAL EXPENSES                                 105,562,000           79,550,000        35,065,000               31,023,000
                                               -----------           -----------       -----------            ------------
INCOME BEFORE INCOME TAXES                      13,806,000           10,935,000         4,042,000                3,855,000

PROVISION FOR INCOME TAXES                       5,862,000            4,521,000         1,713,000                1,610,000
                                               -----------           -----------       -----------            ------------

NET INCOME                                      $7,944,000           $6,414,000        $2,329,000               $2,245,000
                                               ===========           ===========       ===========            ============

NET INCOME PER SHARE (Note 2)
     PRIMARY                                         $0.88                $0.81             $0.24                   $0.28
                                               ===========           ===========       ===========            ============
     FULLY DILUTED                                   $0.88                $0.79             $0.24                   $0.28
                                               ===========           ===========       ===========            ============

WEIGHTED  AVERAGE  NUMBER OF SHARES
 USED IN THE  CALCULATION  OF NET
 INCOME PER SHARE (Note 2)
     PRIMARY                                     9,040,000            7,946,000         9,769,000                7,991,000
                                              ============           ===========       ===========            =============
     FULLY DILUTED                               9,040,000            8,069,000         9,769,000                8,018,000
                                               ===========           ===========       ==========             ============



     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       NINE MONTHS ENDED
                                                          October 31,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                           $7,944,000  $6,414,000


ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                       2,165,000    1,184,000

PROVISION FOR RESERVES                                100,000      156,000

DEFERRED INCOME TAXES                                       -     (117,000)

GAIN ON DISPOSAL OF ASSETS                            (54,000)         -

GAIN ON SALE OF SHORT-TERM INVESTMENTS                (13,000)         -


CHANGES IN ASSETS AND LIABILITIES:

ACCOUNTS RECEIVABLE                                (19,732,000) (1,904,000)

NET INVESTMENT IN SALES-TYPE LEASES                 (2,677,000) (2,034,000)

INVENTORIES                                         (8,687,000) (2,775,000)

OTHER ASSETS                                          (555,000)   (563,000)

TRADE ACCEPTANCES PAYABLE                             (692,000)  4,313,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                7,674,000  (4,095,000)

INCOME TAXES PAYABLE                                  (347,000)     19,000

CUSTOMER DEPOSITS PAYABLE                             (484,000)    190,000
                                                     ----------  ----------


NET CASH  (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                              (15,358,000)   788,000
                                                     ----------   ----------


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                          NINE MONTHS ENDED
                                                              October 31,

                                                          1997          1996

CASH FLOWS FROM INVESTING ACTIVITIES:

CAPITAL EXPENDITURES                                   (1,373,000)   (969,000)

ACQUISITION OF SEWING MACHINE EXCHANGE, INC.
  (Note 5)                                                  -      (4,973,000)

ACQUISITION OF EQUIPMENT CONNECTION, INC. (Note 5)       (553,000)         -

SALES (PURCHASES) OF SHORT-TERM INVESTMENTS             2,583,000    (326,000)
                                                       -----------  ----------


NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                    657,000  (6,268,000)
                                                       -----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS OF BANK FINANCING                             11,729,000   7,500,000

REPAYMENTS OF LONG-TERM DEBT                          (25,800,000) (3,298,000)

PROCEEDS FROM PUBLIC OFFERING                          24,315,000         -

ISSUANCE OF STOCK & EXERCISE OF STOCK OPTIONS
  AND WARRANTS                                          1,111,000     885,000
                                                      ------------  ----------


NET CASH PROVIDED BY FINANCING ACTIVITIES              11,355,000   5,087,000
                                                      ------------  ----------


DECREASE IN CASH AND CASH EQUIVALENTS                  (3,346,000)  (393,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          7,865,000   6,565,000
                                                      ------------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $4,519,000  $6,172,000
                                                      ============  ==========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

INTEREST PAID                                            $741,000    $512,000
                                                       ===========  ==========

INCOME TAXES PAID                                      $6,264,000  $4,372,000
                                                       ===========  ==========


     See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Nine and Three Months Ended October 31, 1997 and 1996


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the nine and three month periods ended October 31, 1997 and 1996 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), Tajima USA, Inc. ("TUI"), and Pulse Microsystems Ltd. ("Pulse" and collectively with Hirsch, HAPL, SMX, Sedeco, HECI, and TUI, the "Company"). The operations of HECI have been included in consolidated operations since date of acquisition. The operations of TUI have been included in consolidated operations since inception in June 1997.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the nine and three month periods ended October 31, 1997 and 1996, the financial position at October 31, 1997 and cash flows for the nine month periods ended October 31, 1997 and 1996, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1997 as filed with the Securities and Exchange Commission.

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

     The purchase price was $8,690,000 paid in the form of a promissory note in the principal amount of $4,250,000 to each of the two shareholders of SMX (See
Note 8B) and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with SMX's former shareholders pursuant to which they received approximately 331,000 options to purchase shares of Hirsch Class A common stock. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date thereof.


     6. Inventories, Net

                                       October 31, 1997       January 31, 1997
                                       ----------------       ----------------

Machines...............................   $19,890,000            $12,245,000

Parts..................................     6,469,000              5,527,000
                                        ---------------        ---------------
                                           26,359,000             17,772,000

Less: Reserve..........................    (2,003,000)            (2,003,000)
                                        ---------------        ---------------
Inventories, net.......................   $24,356,000            $15,769,000
                                        ===============        ===============

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     7. Net Investment in Sales-Type Leases

                                       October 31, 1997       January 31, 1997
                                       ----------------       ----------------

Total Minimum Lease Payments Receivable   $12,629,000            $11,142,000

Estimated Residual Value of Leased
Property (Unguaranteed)................     4,644,000              3,059,000

Allowance for Estimated Uncollectible
Lease Payments ........................      (438,000)              (338,000)

Less: Unearned Income..................    (3,364,000)            (2,968,000)
                                          -----------             -----------

Net Investment.........................    13,471,000             10,895,000

Less: Current Portion..................    (2,011,000)            (1,715,000)
                                          -----------             -----------

Long-Term Portion......................   $11,460,000             $9,180,000
                                          ===========             ===========


8. Long-Term Debt
                                       October 31, 1997       January 31, 1997
                                      -----------------      ------------------
Term Note (A).........................      $      -              $6,750,000

Promissory Notes (B)...................            -               2,542,000

Acquisitions (C).......................            -               4,446,000

Mortgage (D)...........................     1,606,000              1,779,000

Other..................................       105,000                107,000
                                           -----------           -----------
Total (E)..............................     1,711,000             15,624,000

Less: Current maturities...............      (231,000)            (2,430,000)
                                           -----------           -----------
Long-Term Maturities...................    $1,480,000            $13,194,000
                                           ===========           ===========


     (A) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. In June 1997 the Company paid the total outstanding balance of the loan with proceeds from the Secondary Offering (see Note 4).

     (B) In connection with the acquisition of SMX (see Note 5C), the Company issued promissory notes in the principal amount of $4,250,000 to each of the two former shareholders of SMX. Pursuant to the terms of the promissory notes, the Company was required to make a principal payment on June 13, 1996 with the balance of each note ($1,750,000) payable in 60 equal monthly installments of principal and interest beginning July 7, 1996. Pursuant to the terms of the Stock Purchase Agreement, the former shareholders of SMX made certain guarantees with respect to collectibility of accounts receivable and salability of inventory among other things. In the fourth quarter of fiscal 1997, these notes were reduced by approximately $550,000. In June of 1997 the Company paid the remaining outstanding balance of the notes with proceeds from the Secondary Offering (see Note 4).

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


     (C) In connection with the acquisitions of ECI and Sedeco, the Company borrowed approximately $761,000 and $4,446,000, respectively, to fund the acquisitions and repay existing credit facilities. The amounts were borrowed under the provisions of the Revolving Credit Facility (see E) and bore interest as defined therein. In June 1997, the Company paid the total outstanding balance of the ECI and Sedeco debt with proceeds from the Secondary Offering (see Note
4).

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

     (E) In September 1997 the Company amended their existing Revolving Credit Facility to provide for a $60,000,000 Revolving Credit Facility for Hirsch and a $10,000,000 Revolving Credit Facility for HAPL (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $12,640,000 at October 31, 1997.

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


     Nine and Three Months Ended October 31, 1997 as Compared to the Nine and Three Months Ended October 31, 1996

     Net Sales. Net sales for the nine and three months ended October 31, 1997 were $115,392,000 and $37,266,000, an increase of $27,247,000 and $3,124,000, or
30.9% and 9.2%, respectively, compared to $88,145,000 and $34,142,000 for the nine and three months ended October 31, 1996. Approximately $21,095,000 and $2,566,000 of such increase was due to the sale of embroidery machinery for the nine and three months ended October 31, 1997. The Company believes that this increase is the result of the continued strong demand for embroidered products, the growth in unit sales of the singlehead embroidery machine, the expansion into new territories acquired through recent acquisitions (see Note 5), the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for the nine and three months ended October 31, 1997 aggregated approximately $21,450,000 and $6,824,000, an increase of approximately 40.2% and 8.9% as compared to $15,298,000 and $6,266,000 for the nine and three months ended October 31, 1996.

     Singlehead embroidery machines and multihead embroidery machines represented 43.5% and 56.5% and 40.7% and 59.3%, respectively, of the number of embroidery machines sold during the nine and three months ended October 31, 1997 as compared to 42.8% and 57.2% and 41.1% and 58.9% for the nine and three months ended October 31, 1996, respectively.

     Interest income related to sales-type leases. HAPL's interest income increased 69.9% and 150.1% to $3,976,000 and $1,841,000 for the nine and three months ended October 31, 1997 from $2,340,000 and $736,000 for the comparable periods of the prior year. This increase is a result of the continued expansion of HAPL's operations and staff, and HAPL's consummation of a limited liability recourse agreement with a third party funding source. This limited liability recourse agreement provides for more favorable interest rates than the non-recourse agreements.

     Cost of Goods Sold. For the nine and three months ended October 31, 1997, cost of goods sold increased $17,029,000 and $1,371,000, or 29.3% and 6.0%, to $75,240,000 and $24,308,000 from $58,211,000 and $22,937,000 for the nine and three months ended October 31, 1996. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Gross margins for the Company's value-added products are generally higher than gross margins on the sale of embroidery machinery.

     Selling, General and Administrative ("SG&A") Expenses. For the nine and three months ended October 31, 1997, SG&A expenses increased $8,422,000 and $2,570,000, or 39.8% and 31.9%, to $29,597,000 and $10,623,000 from $21,175,000 and $8,053,000, respectively, for the nine and three months ended October 31, 1996. SG&A expenses increased as a percentage of revenues to 24.8% and 27.2% for the nine and three months ended October 31, 1997, respectively, from 23.4% and 23.1% for the same periods of the prior year. This increase in SG&A expenses as a percentage of revenues is primarily attributable to the following factors:

     * In order to implement its growth strategy the Company has hired additional sales and marketing personnel for small machines and supplies, opened several new sales offices and hired additional technicians. The Company also increased expenditures for advertising and for participation in trade shows and seminars.

     * The Company made a significant investment in its infrastructure as it relates to the West Coast Expansion. Additional sales, marketing, training, administrative and technical support personnel were hired to commence operations on the West Coast. The Company also entered into leases for several new sales offices and incurred start-up costs related to these offices.

     * The Company incurred certain incremental costs in connection with the acquisitions of SMX, Sedeco, and ECI, and incurred start-up costs in connection with the commencement of the assembly operation at TUI.

     * In connection with the its recent acquisitions and expansion of its proprietary software development subsidiary, Pulse Microsystems Ltd., the Company has made a significant investment in its software support infrastructure. Additional software programmers and technicians were hired and the management team has been bolstered by additions.

     Interest Expense. Interest expense for the nine months ended October 31, 1997 increased $195,000 to $733,000 from $538,000 for the nine months ended October 31, 1996. This increase is directly attributable to the increased interest costs related to the additional debt assumed for the SMX, Sedeco, and ECI acquisitions. Interest expense for the three months ended October 31, 1997 decreased $137,000 to $139,000 from $276,000 for the three months ended October 31, 1996. This decrease for the quarter is the result of the Company paying down its outstanding debt in June 1997 with proceeds from the Secondary Offering completed in June 1997.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% and 42.4% for the nine and three months ended October 31, 1997 as compared to 41.3% and 41.8% for the nine and three months ended October 31, 1996. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of federal tax benefit. The increase in the tax rate for the nine and three months ended October 31, 1997 is principally the result of changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. Additionally, the goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in a permanent difference since it is not deductible for tax purposes. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the nine and three months ended October 31, 1997 increased $1,530,000 and $84,000, or 23.9% and 3.7%, to $7,944,000 and
$2,329,000 from $6,414,000 and $2,245,000 for the nine and three months ended October 31, 1996. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $41,005,000 at October 31, 1997, increasing $18,046,000 or 78.6%, from $22,959,000 at January 31, 1997. The
Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from Secondary Offerings completed in June 1997 and January 1996. The acquisition of SMX was financed through a term loan agreement with a bank. The acquisitions of Sedeco and ECI were financed through borrowings against the Company's Revolving Credit Facility (See Note 8 of Notes to Consolidated
Financial Statements) although all of these aforementioned borrowings were repaid at October 31, 1997 with the proceeds of the offering (See Note 4 of Notes to Consolidated Financial Statements).

     During the nine months ended October 31, 1997, the Company's cash and cash equivalents and short-term investments available-for-sale decreased by $3,346,000 to $4,519,000. Net cash of $15,358,000 was used in the Company's operating activities. Cash provided by an increase in the balance of accounts payable and accrued expenses of approximately $7,674,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating $31,651,000 and a decrease in trade acceptances payable, income taxes payable and customer deposits payable aggregating $1,523,000. These changes resulted from expansion of the Company's business and the acquisitions during fiscal year 1997 and the nine months ended October 31, 1997.

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

     Revolving Credit Facility and Borrowings

     In September 1997 the Company's Revolving Credit Facility (the "Facility") was amended to increase the borrowing level from $30,000,000 to $60,000,000 for Hirsch and provide a $10,000,000 Revolving Credit Facility for HAPL. The Facility, which now includes a third bank, is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $12,640,000 at October 31, 1997. There were no working capital or acquisition loans outstanding against this Facility at October 31, 1997.

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

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed $129,361,000 in lease agreements as of October 31, 1997. To date, approximately $117,169,000, or 90.6%, of the leases have been sold to third party financial institutions.



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

     Inventory at October 31, 1997 of new Tajima embroidery machines was $15,208,000 representing approximately one month's sales which is comparable to historical inventory levels. Inventory of approximately $4,682,000 consisted of computer software, used machines and other equipment.

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

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     *3.1 Restated Certificate of Incorporation of the Company

     3.2 Amended and Restated By-Laws of the Company

     *10.1 Stock Option Plan, As Amended.

     10.2 First Amendment to Loan Agreement, dated September 26, 1997 Among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems, Ltd., Hirsch Equipment Connection, Inc. and The Bank of New York, Fleet Bank, N.A. and Mellon Bank, N.A.

     27 Financial Data Schedule.

     *Incorporated by reference from the Company's Form 10-Q for the period ended July 31, 1997.

     (b) None.

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



                                        HIRSCH INTERNATIONAL CORP.
                                        Registrant


                                    By: \s\ Henry Arnberg
                                         ------------------------------------
                                          Henry Arnberg, President and
                                          Chief Executive Officer



                                    By: \s\ Kenneth Shifrin
                                         ------------------------------------
                                          Kenneth Shifrin,
                                          Chief Financial Officer



Dated:  December 15, 1997