Form 10-K
period 1998-01-31
HIRSCH INTERNATIONAL CORP
filed 1998-05-01
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
          -----------------------------------------------------------

       Delaware                                         11-2230715
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)
-----------------------------------               ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 6,203,942 shares of Class A Common Stock held by non-affiliates of the Company as of April 20, 1998 is $51,958,014.

     Indicate  the  number of  shares  outstanding  of each of the  registrant's
classes   of   common   equity,    as   of   the   latest    practicable   date:


                        Class of                            Number of
                      Common Equity                            Shares
                      -------------                         ---------

                  Class A Common Stock                      6,764,880
                     par value $.01

                  Class B Common Stock                      2,668,139
                     par value $.01

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 20, 1998.

                                     PART I

     Item 1. Business

     General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery supplies, accessories and proprietary embroidery products, and a range of equipment financing options. In addition, Hirsch provides a comprehensive customer service program, user training and software support. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. Moreover, industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. These trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch.

     The Company's customer base includes large operators who run numerous machines as well as individuals who customize products on a single machine.
Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has exclusive right to distribute Tajima small (one through six-head "FX" models) machines in the continental United States and Hawaii and large (six-head "DC" models through thirty-head models) machines in 39 states. In the states of Arizona, California, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming, and Hawaii, Hirsch has semi-exclusive rights to distribute Tajima large machines.

     The Company has a solid relationship with Tajima for more than 20 years. Hirsch is Tajima's largest distributor in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until recently, all Tajima equipment was assembled in Japan. Last year, Hirsch announced the formation of a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two-four- and six- head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"). The Company believes that the venture with Tokai, which is Tajima's manufacturing arm, will act to further strengthen its relationship with Tajima.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies application software programs which enhance and simplify the embroidery process, as well as enabling the customization of designs and reduced production costs. The majority of Pulse's proprietary application software programs are designed to operate in the Microsoft(R) Windows 95 (TM) environment, which Hirsch believes will further simplify usage and enhance user flexibility.

     The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provides a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products through the Company's Embroidery Supply Warehouse Division ("ESW").

     On March 27, 1997, the Company acquired substantially all of the assets of Equipment Connection, Inc. ("ECI"), a Denver-based corporation which specialized in purchasing, refurbishing, selling and servicing used embroidery machines and their related parts and accessories. The Company believes that this transaction will enable it to market and sell the increasing number of used embroidery machines it acquires on a trade-in basis as the result of the sale of new embroidery machinery.

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

     The Embroidery Industry

     The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins and production efficiencies and has transformed the embroidery industry from being extremely labor-intensive to an industry characterized by rapid growth and technological change. Recent innovations to embroidery machines offer superior design flexibility and increased speed and provide the manufacturer with the ability to embroider finished products, the ability to efficiently embroider up to twelve colors at a time, automatic thread trimming, and other labor-saving improvements. The embroidery industry also benefited from the sudden growth, beginning in the late 1980s, in the use of licensed products by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered and the availability of tandem applications began to attract broad fashion appeal and more recently commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of a group of needles which are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software.

     Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment and related services and financing needs. To achieve this goal, the Company has developed a comprehensive approach under which it (i) assembles and sells a broad range of Tajima embroidery machines,
(ii) develops and supplies proprietary application software programs for embroidery machines, (iii) provides leasing options to customers to finance equipment purchases, (iv) sells a broad range of embroidery supplies, accessories and proprietary products, (v) reconditions, remanufactures and sells used embroidery equipment, and (vi) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services and financing needs. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

     Comprehensive Embroidery Machine Selection. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable. The Company markets and distributes over 80 models of embroidery machines, ranging in size from 1-head per machine, suitable for sampling and small production runs, to 30-heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments of other soft goods.

     Pulse Microsystem Software. The Company's Pulse subsidiary offers a wide range of proprietary application software which enhances and simplifies the embroidery process. A majority of the Company's proprietary application software products are designed to operate in the Microsoft(R) Windows 95 (TM) environment which the Company believes will enhance creativity, ease of use and user flexibility. It is the Company's established practice to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 12,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse intends to continue to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has increased the number of its software developers and will continue to work closely with Hirsch and Tajima to develop software that enhances new features in the embroidery machines being introduced.

     Financing Options. The Company's HAPL Leasing subsidiary offers its customers the option to lease embroidery equipment. The Company believes that HAPL Leasing's programs increase opportunities to sell equipment by reducing the initial capital commitment required of a potential purchaser. HAPL Leasing's programs are attractive to purchasers who desire to begin or expand embroidery operations while limiting their initial capital investment.

     Embroidery Supplies, Accessories and Proprietary Products. The Company's ESW division offers a broad range of embroidery supplies, accessories and proprietary products. ESW is an integral part of the Company's single source strategy. The Company has expanded ESW's product line with the introduction of proprietary products. Moreover, the expansion of the Company's marketing efforts is directed toward telemarketing, trade publication, advertising, catalog mailers and trade show participation. ESW offers proprietary products together with a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to develop special purpose embroidery replacement parts and products that are more durable and which act to simplify the embroidery process.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's customer service department includes service technicians operating out of its headquarters and 23 regional offices. After the Company delivers an embroidery machine to a customer, its trained personnel assist in the installation of the machine and with setup and operation. The Company employs a staff of service representatives who provide assistance to its customers by telephone. Most customer problems or inquiries can be handled by telephone, but when necessary the Company dispatches one of its service technicians to the customer. In addition, the Company provides at its facilities introductory and advanced training programs developed by the Company to assist customers in the use and operation of the embroidery machines it sells. During the last year, the Company has undertaken a program to significantly upgrade its technical support staff and operations on the West Coast due to increasing sales activity in this area and resulting demand for technical support services. This will continue as the Company has been granted semi-exclusive rights to distribute large Tajima embroidery machines to the West Coast.

     Growth Strategy

     The Company has developed a number of complementary growth strategies, including the following:

     Grow with Embroidery Equipment Customers. The continuing growth of the embroidery industry and the increasing number of embroidery entrepreneurs who sell customized products into specialized niche markets presents the Company with the opportunity to grow with its customers. The Company believes that purchasers of smaller embroidery machines are a significant source of repeat business for larger multi-head machines as their operations expand. The Company's customer support personnel work with customers to assist them in expanding their operations. By establishing a relationship through the sale of a smaller embroidery machine, the Company strives to establish itself as the customers' preferred vendor for larger multi-head machines. New uses for embroidery machines in the sewing of apparel also present the Company with an opportunity to grow with its customers and sell to new customers.

     Increase Penetration in Recently Acquired New Equipment Distribution Markets. The Company believes that it has excellent opportunities for growth in new distribution markets. The Company anticipates that its approach to marketing, customer training, support and service will allow further penetration of the potential customer base in these markets. In June and December 1996, the Company consummated two acquisitions which expanded the territory in which the Company distributes embroidery machines to 50 states. In January 1997, the Company was granted the exclusive right to distribute Tajima one through six-head "FX" model embroidery machines in nine western states and Hawaii. In March 1998 Hirsch was granted semi-exclusive rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models, to the West Cost states of Arizona, California, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming and Hawaii. The Company invested in the West Coast infrastructure during fiscal 1998. This expansion included establishing additional sales offices, hiring of technical service and support staff as well as investment in demo equipment and inventory. With the addition of large machines to our repertoire, there will be incremental costs to support these additional sales, however they are not expected to be significant.

     Expand Sales of Value-Added Product and Services. Because of the higher profit margins realized through sales of Pulse, ESW and HAPL Leasing as opposed to new equipment sales, part of the Company's growth strategy is to increase these sales. Once a relationship with a customer is established by the sale of a new or used embroidery machine, the Company seeks to increase its sales by supplying software developed by Pulse and a broad range of embroidery supplies and equipment through ESW. The leasing options offered through HAPL leasing also present the Company with opportunities for increased revenues not only for new embroidery equipment sales, but also of value-added products and services. In those regions of the United States where the Company has recently expanded through acquisitions and obtaining the right to distribute small Tajima machines, the Company believes that it has an additional opportunity to expand sales of its value-added products and services. Historically, the Company's sales of software products, leasing activities and sales of ESW products have been concentrated in the states where it has had the exclusive right to distribute embroidery machines. The Company believes that the expansion of this area will allow it to better market its value-added products and services. To facilitate this growth, the Company established ESW warehouses at the same locations as certain sales offices. In addition, ESW's product line also is offered to all users of embroidery equipment in the United States through trade publications, print advertising, catalogue mailers and trade show participation.

     Ability to Accept Used Equipment on a Trade-In Basis. As part of its sales and marketing efforts, the Company may accept used embroidery equipment from a customer to whom it is providing new machinery. As a result of this trend, the industry as a whole has seen an increase in the number of used machines in the market. The Company's March 1997 acquisition of substantially all of the assets of Equipment Connection, Inc. ("ECI") has greatly increased its ability to offer a customer value for its used embroidery equipment by giving the Company the ability to recondition and resell such used equipment in the open market.

     Assembly Operations Established. During the third and fourth quarters of fiscal 1998, the Company's Tajima USA, Inc. ("TUI") subsidiary significantly increased its manufacturing operations at its assembly facility located in Ronkonkoma, New York which is located near the Company's headquarters. As a result, TUI's Net Sales during the fiscal year ended January 31, 1998 were approximately $10,900,000.

     In early January 1998, Tokai Industries, which is Tajima's manufacturing arm, purchased a forty-five (45%) percent interest in TUI for $900,000 in cash. The Company's initial investment in TUI was $2,000,000 in June 1997. The purchase price was initially paid to TUI and then subsequently remitted to the Company to bring the Company's net contribution to $1,100,000 or fifty-five (55%) percent. The Company expects that this investment in TUI will further solidify its relationship with Tajima and will become a vital component in the Company's future success.

     Embroidery Equipment

     Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $15,000 to $180,000. Each sewing head consists of a group of needles which are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

     Recent Product Developments. The Company often collaborates with Tajima in the development of embroidery products. Over the past few years, Tajima has introduced the following embroidery products: (i) machines with faster operating speeds and a wider variety of color selections; (ii) wide cap embroidery system, which expands the small sewing field on finished caps to a 270 degree continuous arc; (iii) the multi-color chenille embroidery machine, which enables embroiderers to create more elaborate and colorful designs with chenille stitches; (iv) single head chenille embroidery machine which enables the embroidery entrepreneur the opportunity to enhance their products at an affordable price; (v) the tandem chenille and embroidery machine, making it possible to incorporate both chenille and embroidery into the same design; and
(vi) the Emblaser machine, which incorporates embroidery and laser technology into one system, reduces production time and increases production efficiencies. The Company believes that these machines will allow new applications for the use of embroidery machines which will impact the sportswear market. Additionally, Tajima develops customized applications to address specific customers needs.

     Value Added Products

     Software

     Pulse, a strategic acquisition in 1994, is a developer and supplier of a wide range of application software programs which enhance and simplify the embroidery process. All Tajima machines can be networked through Pulse software. The computerization of the embroidery industry has led to a demand for more advanced application software. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. These products range from a basic lettering package that permits the embroiderer to design names and letters for use on the product to be embroidered to sophisticated packages that permit the creation and editing of intricate designs, logos and insignias through the use of scanners and computers.

     Pulse also offers database products and business management tools to its customers, including its Passport Embroidery Network which allows a single user to network embroidery machines of any make or model. Additionally, it is a production management system that provides users with the ability to monitor production, diagnostic information and operator efficiency in real time.

     Pulse recently released the newest product in its Passport Embroidery Network product line. The Passport Librarian is a state of the art embroidery design database software. Among its features are the ability to centralize designs, security features to access levels, internet support and a powerful search engine. These tools offer the small and large embroiderer the latest technology to more effectively manage their design database software. In addition, Pulse has developed a program to develop customized products for specific customer needs. This allows for creative solutions to the customers' unique problems.

     Leasing

     In order to become a single source provider to the embroidery industry, the Company formed HAPL Leasing in 1990. The Company believes that it is the only embroidery equipment distributor with a captive leasing subsidiary providing the Company with a unique competitive advantage.

     Approximately 36.8% of the Company's machine sales were financed through HAPL Leasing for the year ended January 31, 1998, compared to 34.8% for the year ended January 31, 1997. Historically, HAPL Leasing has minimized its leasing risk by selling substantially all of its sales-type leases to financial
institutions   on  a  non-recourse   basis.   This  continued  in  fiscal  1998.
Additionally, during the third quarter of fiscal 1998, HAPL entered into an Ultimate Net Loss ("UNL") Limited Liability Recourse Agreement with a third-party financial institution. The maximum exposure is limited to 10% of the minimum lease payments receivable, for which the Company recorded a reserve. The Company has funded approximately $14.2 million pursuant to the terms of this agreement which represents approximately 25% of the fundings for fiscal 1998. We anticipate funding between 20-25% of leases on a go forward basis under the terms of this agreement. The selling price of the leases to financial institutions generally will be a lump sum equal to the sales price of the embroidery equipment leased, plus a portion of the finance charges paid by the lessee. In addition, at the end of the lease term, the residual value of the embroidery equipment may revert to HAPL Leasing or HAPL Leasing sells the equipment to the lessee at terms agreed upon in the original lease agreement. Each lease generally has a term of 3-5 years. As of January 31, 1998, HAPL Leasing had sold approximately 91% of its leases.

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

Used Embroidery Machinery

     Although the Company has previously accepted used embroidery machines from customers as a condition to the sale of a new machine on a case by case basis, the March 1997 acquisition of the assets of ECI enables the Company to more readily accommodate such customers. The Company believes that its ability to accept used machines is an important sales tool and necessary element in the Company's aggressive pricing strategy. In addition, the Company believes that the market for reconditioned and remanufactured embroidery machines is steadily growing and will be a steady source of revenue in the future.

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

     ESW markets "Hoopless Air Claims," a proprietary product that allows manufacturers to apply embroidery to unfinished flat pieces without the need for a hoop. The Company anticipates that this product will benefit clothing manufacturers by reducing labor costs and production time.

     In addition, ESW distributes the following products: "Power Hoops;" Tajima Hoops; 3-D Embroidery Foam, which allows embroiderers to add new multi-media, multi-dimensional embroidery to a design using existing equipment; steamers, which remove wrinkles and hoop marks, cleaning guns which remove stains that occur during the embroidery process; and Peggy's Stitch Eraser, an electric stitch remover that allows embroiderers to quickly and efficiently remove bobbin thread from sewn garments.

     Following the Company's recent machine sales expansion to the West Coast, ESW has expanded the hours of its telemarketing operations, making it easier for customers across the United States to place an order. In addition, ESW frequently updates its catalog to ensure customers have up-to-date information on its product lines.

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade journal advertising and participation in seminars and over 25 trade shows annually. The Company's growing sales staff is headed by Paul Levine, Executive Vice President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand each customer's needs. Through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry, the Company believes it is increasing its market share for both machinery and value-added products and services.

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

     The Company maintains an internal training center for its employees at its Cleveland training center. The program educates employees about the embroidery industry, the history of embroidery and the Company, embroidery techniques and the operation of embroidery machines. Service technicians receive an intensive training program in addition to the aforementioned program. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of customer service.

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

     The Company provides its customers with a one-year warranty against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers parts and labor. Tajima provides the Company with a six month warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

Supplier Relationships with Tajima

     The Company has three separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has a term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice except that Tajima cannot terminate the East Coast/Midwest Agreement prior to February 20, 1998. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and has a term of five years. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head "FX" model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement, which has a term of five years initially, terminates on February 20, 2002, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties.

     Each of the agreements may be terminated if the Company fails to achieve certain minimum purchase quotas. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company.

     Although there can be no assurance, management of the Company believes that the likelihood of the loss of Tajima as a source of supply is remote because:
(i) the Company has a 20 year relationship with Tajima and is Tajima's largest distributor; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company and Pulse support Tajima's development activities and the Pulse software enhances the Tajima product line; and (iv) the acquisition by Tokai of a forty-five (45%) percent interest in the TUI venture.

Other Supplier Relationships

     The Company purchases personal computers which are integrated with the embroidery machines it distributes. ESW obtains its supplies from many different sources. The Company believes that alternate sources of supply are readily available.

Customers

     The Company's customers range from large operators utilizing numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. The Company's customers include: Fruit of the Loom, Russell Licensed Products, Logo 7, Healthtex, Five B's, Osh Kosh B'Gosh, Avanti Lines and William Carter Company.

Competition

     The Company competes with distributors such as Macpherson, Inc., a subsidiary of Willcox & Gibbs, Inc., a distributor of Barudan multi-head embroidery machines and Meistergram single-head embroidery machines, as well as with smaller distributors. The Company believes it competes against these distributors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes. The Company also competes with original equipment manufacturers, such as Brother International and Melco Industries, which distribute products directly into the Company's markets.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could affect the Company's operations.

     The Company's success is dependent, in part, on the ability of Tajima to continue producing products which are technologically superior and price competitive with those of other manufacturers.

     Pulse's software products compete against products developed by several companies from around the world. The primary competitors are Wilcom Pty., an Australian corporation, Gunold & Stickma GmbH, a German corporation and Melco Industries, Inc., a United States-based subsidiary of Sauer Textile Machinery Group, a Swiss corporation. The Company believes that Pulse competes on the basis of ease of use, functionality and the range of software applications it markets.

     HAPL Leasing competes principally with equipment leasing brokers specializing in the embroidery industry. The Company believes that it competes on the basis of HAPL Leasing's favorable pricing and because the Company is a single source provider of embroidery equipment, customer service and support and value added products.

     ESW competes with a division of Melco Industries and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that ESW will benefit from the breadth of its product line, development of proprietary products and the fact that the Company is a single source provider.

Patents and Copyrights

     The Pulse software has copyright protection under Canadian law and the Berne Convention which also affords it protection in the United States. Certain of the Pulse software has also been granted United States copyright registrations. The following patents have been granted in the United States:
"Method For Modifying Embroidery Design Programs", "Embroidery Design Systems", "Method For Creating Self-Generating Embroidery Pattern" and "Method for Automatically Generating Chain Stitches and two patents entitled "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse also has several other patents pending in the United States Patent and Trademark Office. Pulse also has the following patents pending in the Japanese and European Patent Offices: "Method for Modifying Embroidery Design Programs," and the following additional patents pending in the Japanese Patent office: "Method for Automatically Generating Chain Stitches" and "Method For Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse believes these protections are sufficient to prevent unauthorized third party uses of such property rights. Neither Pulse nor the Company is aware of any patents or other intellectual property rights of third parties which would prevent the use of Pulse's intellectual property. The Company continues to seek intellectual property protection for Pulse products.

Employees

     As of March 31, 1998, the Company employed approximately 450 persons engaged in sales, customer service and supplies, product development, finance administration and management for the Company, ESW, Pulse, TUI and HAPL Leasing. None of the Company's employees is represented by unions. The Company believes its relationship with employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ending January 31, 1998, approximately 80% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima and substantially all of the Company's sales were to users of Tajima embroidery equipment. Three separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states first became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and has a term of five years. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which covers nine states and Hawaii has a term of five years, became effective on February 21, 1997, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties Each of the Tajima Agreements may be terminated is the Company fails to achieve certain minimum purchase quotas. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Importing Tajima's equipment from Japan subjects the Company to risks of engaging in business overseas, including international political and economic conditions, tariffs, foreign regulation of trade with the United States, and work stoppages. The interruption of supply or a significant increase in the cost of Tajima equipment for any reason could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, Tajima manufactures its embroidery machines in one location in Japan. The Company could be adversely affected should this facility be seriously damaged as a result of a natural disaster or otherwise. Further, the Company could be adversely affected by adverse business or financial developments at Tajima.

     Embroidery machines produced by Tajima are subject to technological advances and new product introductions. Current competitors or new market entrants could introduce products with features that render products sold by the Company and products developed by Tajima less marketable. The Company relies on Tajima's embroidery equipment to be high quality and state of the art. The Company's future success will depend, to a certain extent, on the ability of Tajima to adapt to technological change and address market needs. There can be no assurance that Tajima will be able to keep pace with technological change in the embroidery industry or the current demands of the marketplace.


Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any devaluation of the U.S. Dollar compared to the Japanese Yen increases the cost to the Company of its embroidery machine inventory. The Company has generally been able to recover these increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima. However there can be no assurance that the Company will be able to recover such increased costs in the future.

Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary Tajima USA, initially in configuration of up to six heads per machine. Tajima provides the Company with technical assistance and support, since the Company has no prior experience in the assembly of embroidery machines. The commencement of assembly operations could require longer implementation times or greater start up and other expenditures than anticipated. Additional problems could be encountered and greater than projected expenses. Furthermore, there can be no assurances that the Company will be able to establish profitable assembly operations in the long-term.

Expansion

     Since June 1996, the Company has acquired four (4) companies (the "Recent Acquisitions"). These acquisitions (i) increased the area in which the Company is the exclusive distributor of the complete line of Tajima embroidery equipment from 26 states to 39 states; and (ii) increased the Company's ability to offer a customer value for its used embroidery equipment. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six head) Tajima embroidery machines in nine western states and Hawaii. In March 1998, the Company was granted certain rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models throughout the West Coast, and the Company has invested substantial assets to support the West Coast expansion. There can be no assurance that the Company will be able to successfully integrate the operations of the Recent Acquisitions with the Company's operations without substantial costs, delays or problems or that the Company will be able to profitably sell equipment or the Company's value-added products in the new territories.

     The past growth and planned expansion of the Company's business have resulted in new and increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's ability to successfully manage its expansion will require continued enhancement of its management and operational, financial and technical resources. The Company will also need to attract and retain qualified personnel to support the expansion of its operations. The Company's failure to manage successfully its expansion or attract and retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Embroidery Industry

     The Company's growth has resulted in part from the increase in demand for embroidered products and the growth of the embroidery industry. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry would also have an adverse effect on the Company.

Leasing Operations

     HAPL Leasing provides a range of equipment financing options to customers wishing to finance equipment purchases. HAPL Leasing retains selected leases for which it has not obtained a purchase commitment from its funding sources. Although the UNL Limited Liability Recourse Agreement reduces the Company's exposure, there can be no assurance that it will continue to be able to sell its leases to third party funding sources. Unfunded leases create the risk of nonpayment by lessees, including the risk that foreclosure could be hampered by bankruptcy or other legal proceedings, and the risk that foreclosed equipment cannot be released or sold due to market conditions or the physical condition of the equipment. The operations of HAPL Leasing are interest rate sensitive. If interest rates rise, there can be no assurances that profit margins can be maintained, and, consequently, the operations of HAPL Leasing could be adversely affected.

     HAPL Leasing's strategy is to enter into leases that qualify as sales-type leases for which revenue is recognized immediately in an amount equal to the present value of minimum lease payments. However, high interest rates, weakness of the U.S. dollar, poor general economic conditions, market conditions, or other factors could result in HAPL Leasing having to enter into operating leases resulting in deferral of revenue recognition. Unlike sales-type leases, revenue relating to operating leases is recognized over the term of the lease, resulting in a deferral in the recognition of revenue.

Inventory

     The Company maintains inventory of approximately one month's sales of new Tajima embroidery machines and its ordering cycle is approximately four to five months prior to delivery to the Company. Since the Company generally delivers new Tajima embroidery machines to its customers within one week of receiving orders, it orders inventory based on experience and forecasted demand. To date, the Company has been able to manage its inventory effectively, but any failure to do so in the future could have an adverse effect on the Company's business, financial condition and results of operations.

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. The Company has been able to compete effectively in part because of the relatively advanced technological capabilities and excellent quality of Tajima embroidery machines. However, if other manufacturers develop more technologically advanced embroidery machines or the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing leasing and customer training, support and services. The Company's failure to compete effectively in these areas could have an adverse affect on its business, financial condition and results of operations.

     The Company also faces competition in its sales of software, embroidery supplies, accessories and proprietary products as well as in providing leasing and customer training, support and services. The Company's failure to compete effectively in these areas could have an adverse effect on its business, financial condition and results of operations.

Software

     The software industry is characterized by the rapid development of new programs with increased capabilities. Other producers of software for embroidery machines could produce new software programs that would make the software developed by the Company's Pulse Microsystem subsidiary less marketable or obsolete. The failure by Pulse to continue to develop and upgrade its software products could have a material adverse effect on its business, financial condition and results of operations.

     Pulse's software products, like software programs generally, may contain undetected errors when introduced or when new versions are released. To date, Pulse has not experienced significant adverse financial or operational problems due to post release software errors, although there can be no assurance that this will not occur in the future, particularly if these software programs continue to become more complex and sophisticated. Defective software could result in loss of or delay in market acceptance of the Company's software products, warranty liability or product recalls.

     The Company has been granted patent and copyright protection for Pulse's software products. Although the Company does not believe that the ownership of such patents or copyrights is a significant factor in Pulse's business or that its success is materially dependent upon the ownership, validity or enforceability of such patents or copyrights, existing intellectual property laws afford limited protection of patents and copyrights and unauthorized parties may obtain and use information that the Company regards as proprietary. The Company intends to enforce its intellectual property rights in Pulse's products, but there can be no assurance that it will be successful in doing so.


Dependence on Existing Management

     The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board, President and Chief Executive Officer of the Company; Paul Levine, Executive Vice President, Chief Operating Officer, Secretary and a Director of the Company; and Kenneth Shifrin, Vice President-Finance and Chief Financial Officer of the Company. Pulse's continued success will depend to a significant extent upon the abilities and continued efforts of Tas Tsonis, Vice President and a Director of the Company and President of Pulse; Brian Goldberg, Vice President of the Company and Executive Vice President of Pulse; and Ron Krasnitz, Vice President-Manufacturing and a Director of the Company. Although the Company has entered into five year employment agreements with Messrs. Arnberg, Levine, Shifrin, Tsonis, and Krasnitz, the loss of their services or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     In March 1997, the Company entered into a five year lease for a 25,000 square foot factory facility in Bohemia, New York where Tajima USA, Inc., operates a machine assembly facility. The lease provides for lease payments of approximately $132,000 per annum.

     In addition to the Company's headquarters, the Company leases 23 regional satellite offices, as well as a location in Mississauga, Ontario, Canada for the Pulse headquarters. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space.

ITEM 3.  Legal Proceedings

     There are no material legal proceedings pending against the Company.

ITEM 4.  Submission of Matters to a Note of Security Holders.

     The Company did not submit any matters to a vote of Security holders during the fourth quarter of its most recent fiscal year.

                                                      PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters

(a) The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Stock Market under the symbol HRSH. The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported on the NASDAQ National Market. Trading began in the Class A Common Stock on February 17, 1994.

Fiscal 1997                                          High              Low

First Quarter ended April 30, 1996.................$13 13/64        $11 13/64
Second Quarter ended July 31, 1996.................$16 51/64        $12 19/32
Third Quarter ended October 31, 1996...............$18 1/2           15  1/2
Fourth Quarter ended January 31, 1997........... ..$22 1/2          $17  1/2

Fiscal 1998

First Quarter ended April 30, 1997............... .$22 3/4          $16  1/2
Second Quarter ended July 31, 1997.................$24 3/4          $16  1/2
Third Quarter ended October 31, 1997...............$26 1/4          $17  1/4
Fourth Quarter ended January 31, 1998..............$22              $17


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The bid prices have been adjusted to reflect a 5-for-4 stock split paid in the form of a 25% stock divided effected July 22, 1996.

     (b)  As  of  April  20,  1998,   the  Company   believes  that  there  were
approximately 4,188 beneficial owners of its Class A Common Stock.

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

                                    PART III

     ITEM 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 1998 and 1997 and for the fiscal years ended January 31, 1998, 1997 and 1996 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 1996, 1995, and 1994 and for the fiscal years ended January 31, 1995 and 1994 are derived from audited Consolidated Financial Statements not included herein.


                                                                    Year Ended January 31,
                                                            (in thousands of dollars, except per share amounts)

Hirsch International Corp. and Subsidiaries                  1998      1997       1996     1995      1994

                                                        ----------------------------------------------------------------
Statement of Income Data:
Net Sales ..........                                      $147,045   $122,195  $ 87,974  $ 70,709   $49,959
Interest income related to sales-type leases..........       5,432      3,243     3,022     1,617       571
Cost of goods sold....................................      96,099     80,820    58,836    47,881    35,452
Selling, general and administrative expenses..........      41,055     29,070    20,638    16,155    10,520
Income before income taxes............................      14,255     15,170    11,402     8,159     4,272
Income taxes..........................................       6,059      6,402     4,837     3,355     1,663(1)
Net income............................................       8,196      8,768     6,565     4,823     2,609(1)
Basic net income per share (2), (3)...................    $   0.92    $  1.13  $   1.10  $   0.66   $  0.49
Diluted net income per share (2), (3).................    $   0.89    $  1.10  $   1.09  $   0.66   $  0.49(1)
  net income per share (2), (3).......................       8,953      7,782     5,960     7,332     5,332
Shares used in the calculation of diluted
  net income per share (2), (3).......................       9,236      7,967     6,002     7,335     5.332



     (1) Income taxes, net income and income per share for the fiscal year ended January 31, 1994 reflect, on a pro forma basis, the federal and regular state income taxes which would have been incurred if the Company had been taxed as a C Corporation under the Code and applicable state statutes during such period.

     (2) Basic and diluted net income per share figures and shares used in the calculation of diluted net income per share have been retroactively adjusted to reflect 25% stock dividends which were paid in July 1996 and 1995, respectively and a 5% stock dividend which was paid in August 1994.

     (3) Basic and diluted net income per share figures and shares used in the calculation of diluted net income per share for Fiscal years 1994 through 1997 have been retroactively adjusted to reflect the adoption of SFAB No. 128, "Earnings per Share".

                                                              January 31, 1998
                                                          (in thousands of dollars)
                                            1998         1997         1996        1995         1994
                                         ------------------------------------------------------------

Balance Sheet Data:
Working capital......................    $40,169(7)     $22,004     $16,847(5)  $10,363(4)  $ 1,674
Total assets..........................   114,832(7)      83,696      47,872(5)   37,504(4)   21,349
Long-term  debt,  less current
maturities............................     1,421         13,194(6)    1,779       2,696         776



     (4) In February, 1994, in connection with its Initial Public Offering (the "IPO"), the Company received net proceeds of approximately $7,373,000 (after deducting expenses of the IPO).

     (5) In January 1996, in connection with its Secondary Offering (the "Second Offering"), the Company received net proceeds of $1,906,000 (after deducting expenses of the Second Offering).

     (6) Included in long-term debt, less current maturities at January 31, 1997 is $11,645,000 of debt relating to the acquisitions of SMX and Sedeco.

     (7) In June 1997, in connection with a Secondary Offering (the "Secondary Offering"), the Company received net proceeds of approximately $24,300,000 after deducting expenses of the Secondary Offering).

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 31 of the applicable calendar year.


     General

     Hirsch International Corp. ("Hirsch" or the "Company") is a leading single source supplier of electronic computer-controlled embroidery machinery and related  value-added  products  and  services to the  embroidery  industry.  The
Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support and broad product offerings combine to place the Company in a superior competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima").

     The Company's focus during the past several years has been on growth and expansion. The acquisitions of SMX and Sedeco increased the area in which the Company is the exclusive distributor of Tajima embroidery equipment from 26 states to 39 states. In January 1997, Tajima granted the Company the exclusive right to distribute small (1-6 head) Tajima embroidery machines in nine western states and Hawaii. With this expansion of the Company's small machine territory to the West Coast, Hirsch now has the exclusive right to distribute Tajima small machines in the continental United States and Hawaii. Hirsch also announced the formation of its newest subsidiary, Tajima USA, Inc. ("TUI") which has been created for the purpose of assembling Tajima embroidery machines in the United States. Production at Tajima USA consists of models in configurations of up to six heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. This investment reflects their continuing confidence in this endeavor and will be a contributing factor in the long range growth of TUI.

     The Company's growth has been fueled by rapid technological advances in software and hardware, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multihead embroidery machines as the entrepreneurs' operations expand.

     The Company's revenues have increased at a compound annual growth rate of 29.4% from $90,966,000 in fiscal 1996 to $152,477,000 in fiscal year 1998.
Revenue growth from fiscal 1996 to fiscal 1998 has benefited from an increase in revenue from the sale of embroidery machinery of approximately $44,197,000 from $76,363,000 in fiscal year 1996 to $120,560,000 in fiscal year 1998.

Results of Operations

         The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 1998, 1997 and 1996.

                                        1998                          1997                         1996
                                        ----                          ----                         ----

Net sales                              96.4%                         97.4%                        96.7%

Interest  income  related               3.6%                          2.6%                         3.3%
                                        ------                       ------                        ----
to sales-type leases

Total revenue                          100.0%                        100.0%                       100.0%

Costs of goods sold                     63.0%                         64.4%                        64.7%

Selling, general and                    26.9%                         23.2%                        22.7%
administrative expenses

Interest expense, net                    0.6%                          0.7%                         0.4%

Other expense(income), net               0.1%                         (0.4%)                       (0.3%)
                                        -----                        -------                      ------
Income before minority                   9.4%                         12.1%                        12.5%
interest and income taxes

Minority interest                        0.0%                          0.0%                         0.0%
                                         ----                          ----                         ----
Income before income taxes               9.4%                         12.1%                        12.5%

Provision for income taxes               4.0%                          5.1%                         5.3%
                                         ----                          ----                         ----
Net income                               5.4%                          7.0%                         7.2%
                                         ====                          ====                         ====


     Fiscal Year 1998 as Compared to Fiscal Year 1997

     Net Sales. Net sales for fiscal year 1998 were $147,045,000, an increase of $24,850,000, or 20.3%, compared to $122,195,000 for fiscal year 1997.
Approximately $18,850,000 of such increase was due to the sale of embroidery machinery for fiscal year 1998. The sale of embroidery machinery represented approximately $120,560,000 or 82.0%, and $101,710,000, or 83.2%, of net sales for fiscal years 1998 and 1997, respectively. The Company believes that this increase is the result of the continued strong demand for embroidered products, the growth in unit sales of the single-head embroidery machine, the expansion into new territories acquired through acquisitions (See Note 3 of Notes to Consolidated Financial Statements), the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     Revenue from the sale of the Company's computer hardware and software, parts, service, used machines, application software and embroidery supplies for fiscal year 1998 aggregated approximately $26,485,000, as compared to $20,485,000 for fiscal year 1997, which represents an increase of approximately 29.3%. This increase is directly attributable to the increase in machine revenues.

     Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models)
represented approximately $51,376,000 and $69,184,000, respectively of total embroidery machine sales during fiscal year 1998 as compared to approximately $33,749,000 and $67,961,000 for fiscal year 1997, respectively.

     Interest income related to sales-type leases. HAPL's interest income increased 67.5% to $5,432,000 for fiscal year 1998 from $3,243,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL's operations and staff, and HAPL'S consummation of a limited liability recourse agreement with third party funding source. This limited liability recourse agreement provides for more favorable terms than the non-recourse agreements.

     Cost of Goods Sold. For fiscal year 1998, cost of goods sold increased $15,279,000, or 18.9%, to $96,099,000 from $80,820,000 for fiscal year 1997. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The increase in Company's gross margin for fiscal 1998 as compared to fiscal 1997 is attributable to increases in sales of the Company's value added products. Gross margins for the Company's value-added products (i.e., ESW, Pulse, and HAPL) are generally higher than gross margins on the sale of embroidery machinery. For fiscal year 1998, the revenue contribution of the Company's value-added products was approximately 12.5% of total revenue, an increase of 45.4% as compared to 8.56% for fiscal 1997.

     Selling, General and Administrative ("SG&A") Expenses. For fiscal year 1998 SG&A increased $11,985,000, or 41.2%, to $41,055,000 from $29,070,000 for fiscal year 1997. SG&A expenses increased as a percentage of revenues to 26.9% from 23.2%. This increase in SG&A as a percentage of revenues is attributable to the Company's investment in its infrastructure to support its expanding operations as well as start-up costs incurred in connection with the commencement of the assembly operation at TUI.

     Interest Expense. Interest expense for fiscal year 1998 increased $102,000, or 12.3%, from $832,000 in fiscal year 1997 to $934,000 in fiscal year 1998. This increase is directly attributable to the increased interest costs related to the additional debt assumed for the SMX, Sedeco and ECI acquisitions.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% for fiscal year 1998 as compared to 42.2% for fiscal year 1997. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The increase in the tax rate for fiscal year 1998 is attributable to changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. Additionally, the goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in permanent difference since it is not deductible for tax purposes. The principle components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for fiscal year 1998 decreased $572,000, or 6.5%, to $8,196,000 from $8,768,000 for fiscal year 1997. The net margin decreased to 5.4% in fiscal year 1998 from 7.0% in fiscal year 1997. These decreases are attributable to the increase in SG&A expenses.

     Fiscal Year 1997 as Compared to Fiscal Year 1996

     Net Sales. Net sales for fiscal year 1997 were $122,195,000, an increase of $34,221,000, or 38.9%, compared to $87,974,000 for fiscal year 1996.
Approximately $25,347,000, or 74.1% of such increase was due to the sale of embroidery machinery for fiscal year 1997. The sale of embroidery machinery represented approximately $101,710,000 or 83.2%, and $76,363,000, or 86.8%, of
net sales for fiscal years 1997 and 1996, respectively. The Company believes that this increase is the result of the continued strong demand for embroidered products, the expansion into new territories acquired through acquisitions (See
Note 3 of Notes to Consolidated Financial Statements), the creation of new embroidery applications and markets and the continued strength of "embroidery entrepreneurs" as a growing segment of the marketplace. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     The Company's revenues have also grown in large part as a result in the growth in sales of the single-head embroidery machine. Single-head embroidery machines and multi-head embroidery machines represented 45.6% and 54.4%, respectively, of the number of embroidery machines sold during fiscal year 1997 as compared to 39.8% and 60.2% for fiscal year 1996, respectively.

     The Company had previously sold embroidery machines manufactured by Brother Industries Ltd. ("Brother") and, through the acquisition of SMX, Melco Embroidery Systems ("Melco"). However, effective October 16, 1996, the Company discontinued the distribution of Brother embroidery machines. In addition, the Company came to a mutual agreement with Melco effective December 31, 1996 in which the Company exited the Melco product line.

     Revenue from the sale of the Company's proprietary application software, embroidery supplies, accessories and proprietary embroidery products and used machines for fiscal year 1997 aggregated approximately $20,485,000, which represents an increase of approximately 76.4% as compared to $11,611,000 for fiscal year 1996. This increase is primarily attributable to the increase in revenues from sale of embroidery machines.

     Interest income related to sales-type leases. HAPL Leasing's interest income increased 7.3% to $3,243,000 for fiscal year 1997 from $3,022,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL Leasing operations and staff. In order to increase market share, HAPL reduced its rates in certain instances, which resulted in growth that was not proportionate to the growth in revenues from the sale of embroidery machines.

     Cost of Goods Sold. For fiscal year 1997, cost of goods sold increased $21,984,000, or 37.4%, to $80,820,000 from $58,836,000 for fiscal year 1996. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since all currency fluctuations have been generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues.

     Selling, General and Administrative ("SG&A") Expenses. For fiscal year 1997 SG&A increased $8,432,000, or 40.9%, to $29,070,000 from $20,638,000 for fiscal year 1996. SG&A expenses increased as a percentage of revenues to 23.2% from 22.7%. This increase in SG&A Expenses as a percentage of revenues is primarily attributable to the following factors:

     The Company made a significant investment in its infrastructure as it relates to its growth strategy and the West Coast Expansion. Additional sales, marketing, training, administrative and technical support personnel were hired to support this growth. The Company also entered into leases for several new sales offices and incurred start up costs related to these offices, and also increased expenditures for participation in trade shows, and

     The incremental expenses incurred in connection with the acquisitions of SMX and Sedeco.

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

     Net Income. Net Income for fiscal year 1997 increased $2,203,000, or 33.6%, to $8,768,000 from $6,565,000 for fiscal year 1996. This increase is due to the continued growth in machine sales in addition to the contribution to net income from the sale of the Company's value added products. The net margin decreased to 7.0% in fiscal year 1997 from 7.2% in fiscal year 1996. This decrease in the net margin is attributable to the increase in SG&A expenses.



     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $40,169,000 at January 31, 1998, increasing $18,165,000 or 82.6%, from $22,004,000 at January 31, 1997. The
Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from Secondary Offerings completed in June 1997 and January 1996 (See Note 1 of Notes to Consolidated Financial Statements). The acquisition of SMX was financed through a term loan agreement with a bank. The acquisitions of Sedeco and ECI were financed through borrowings against the Company's Revolving Credit Facility (See Note 8E of Notes to Consolidated Financial Statements) although all of these aforementioned borrowings were repaid in June 1997 with the proceeds of the June 1997 Secondary Offering.

     During fiscal year 1998, the Company's cash and cash equivalents and short-term investments available-for-sale decreased by $7,505,000 to $2,956,000. Net cash of $16,974,000 was used in the Company's operating activities. Cash provided by increases in the balance of trade acceptances payable and accounts payable and accrued expenses aggregating approximately $10,208,000 was offset by cash used to increase inventory, accounts receivable, net investment in sales-type leases and other assets aggregating approximately $37,973,000 and a decrease in income taxes payable of approximately $807,000. These changes resulted from expansion of the Company's business and the acquisitions during fiscal year 1998.

     The Company purchases foreign currency futures contracts to hedge specific purchase commitments. Substantially all foreign currency purchases commitments are matched with specific foreign currency futures contracts. Consequently, the company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory (See Note 11B of Notes to Consolidated Financial Statements).

     Revolving Credit Facility and Borrowings

     In September 1997 the Company's Revolving Credit Facility (the "Facility") was amended to increase the borrowing level from $30,000,000 to $60,000,000 for Hirsch and provide a $10,000,000 Revolving Credit Facility for HAPL. The Facility, which now includes a third bank, is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately
$15,286,000  at January 31, 1998.  During the fourth  quarter  ended January 31,
1998, the Company borrowed $5,500,000 as working capital loans against the Facility. There were no working capital or acquisition loans outstanding against this Facility at January 31, 1998.

     On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. The loan was repayable in twenty equal quarterly installments of principal and interest (as defined in the Term Loan Agreement) commencing September 30, 1996. The loan was guaranteed by Hirsch, Pulse and SMX and required the Company to maintain, among others, certain minimum tangible net worth, quick asset ratio and fixed charge coverage ratio levels, as defined. In June 1997 the Company paid the total outstanding balance of the loan with proceeds from the June 1997 Secondary Offering (See Note 1 of Notes to Consolidated Financial Statements).

     HAPL sells substantially all of its leases to financial institutions on a non-recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $143,089,000 in lease agreements as of January 31, 1998. To date, approximately $136,063,000, or 90.8%, of the leases written have been sold to third-party financial institutions.

     On January 27, 1994, Hirsch entered into a ten year, $2,295,000 Mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.


     Future Capital Requirements

     The Company believes that the net proceeds from the June 1997 Secondary Offering (See Note 1 of Notes to Consolidated Financial Statements) its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.


     Backlog and Inventory

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

     Year 2000 Date Conversion

     The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

     Management had initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000. The program includes a focus on internal policies, methods and tools, as well as coordination with customers and suppliers.

     The Company expects its year 2000 program to be completed on a timely basis. Management does not anticipate that the year 2000 program will materially impact operations or operation results.

     Inflation

     The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.


     Recent Pronouncements of the Financial Accounting Standards Board

     Earnings Per Share and Capital Structure. Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 129 and 128 specify guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The effects thereof, which were not material, have been reflected in the Consolidated Financial Statements and related Footnotes.

     Reporting Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") is effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and that comprehensive income be displayed with the same prominence as net income. Additionally, the statement requires disclosure of the related tax effects allocated to each component of other comprehensive income as well as the accumulated balances of the each component of other comprehensive income. When comparative financial statements are provided for earlier periods, those financial statements shall be reclassified to reflect the provisions of this statement. SFAS No. 130 does not require a specific format for the display of comprehensive income within the financial statements, but does require that an amount representing total comprehensive income for the period be displayed within the financial statements. Although the Company does not expect SFAS 130 to have a material impact on the Consolidated Financial Statements, management cannot estimate the effects of adoption at this time.

     Disclosures about Segments of an Enterprise. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires that public enterprises disclose financial and descriptive information about segments of their operations that meet certain quantitative thresholds as defined therein. The required disclosures involve reporting financial information on the basis used internally by management to evaluate segment performance and decide how resources are allocated to segments. This information is required for complete sets of financial statements as well as condensed financial statements of interim periods issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the disclosure requirements of SFAS 131 and does not expect SFAS 131 to have a material impact on the Consolidated Financial Statements.

     Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") revises employers' disclosure requirements for pensions and other postretirement benefit plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures deemed no longer useful. Additionally, the statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the disclosure requirements of SFAS 132 and does not expect SFAS 132 to have a material impact on the Consolidated Financial Statements.

     ITEM 8. FINANCIAL STATEMENTS IN SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-23 hereof.

     ITEM 9. CHANGES IN A DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                      PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                          PAGE(S)

Index to Consolidated Financial Statements..........................................................F-1

Independent Auditors' Report........................................................................F-2


Consolidated Balance Sheets.........................................................................F-3


Consolidated Statements of Income ..................................................................F-5


Consolidated Statements of Stockholders' Equity.....................................................F-6


Consolidated Statements of Cash Flows...............................................................F-7


Notes to Consolidated Financial Statements...................................................F-8 - F-23


(a)(2)  FINANCIAL STATEMENT SCHEDULE

 ....................................................................................................S-1

(a)(3)  EXHIBITS

     %3.1 Restated Certificate of Incorporation of the Registrant

     ^3.2 Amended and Restated By-Laws of the Registrant

     *4.1 Specimen of Class A Common Stock Certificate

     *4.2 Specimen of Class B Common Stock Certificate

     ^10.1 $60,000,000 Revolving Credit Facility and $10,000,000 Credit Facility Dated as of September 26, 1997 among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems, Ltd., Sedeco, Inc., The Bank of New York, Mellon Bank, N.A. and Fleet Bank, N.A.

     **10.2 $2,295,000 Mortgage Note from Hirsch International Corp. to Chemical Bank

     **10.3 Mortgage between Hirsch International Corp. and Chemical Bank

     **10.4 Guaranty of Payment of HAPL Leasing Co, Inc. and Pulse Microsystems Ltd. to Chemical Bank

     ****10.5 Stock Purchase Agreement, dated June 7, 1996 by and among Hirsch International Corp. and Ronald H. Krasnitz and Martin Krasnitz

     *****10.6 Stock Purchase Agreement, Dated December 20, 1996 by and between Hirsch International Corp. and Jimmy L. Yates

     *10.7 Employment Agreement between Henry Arnberg and the Registrant

     *10.8 Employment Agreement between Paul Levine and the Registrant

     *10.9 Employment Agreement between Kenneth Shifrin and the Registrant

     *10.10  Employment  Agreement  between Tas Tsonis and Pulse  Microsystems,
Ltd.

     *10.11 Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.

     ***10.12 Employment Agreement between Ronald H. Krasnitz and Sewing Machine Exchange, Inc.

     ***10.13 Employment Agreement between Martin Krasnitz and Sewing Machine Exchange, Inc.

     @10.14 Employment Agreement between Jimmy L. Yates and Sedeco, Inc.

     10.15 Amendment to Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.

     10.16 Amendment to Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.

     10.17 Distributorship Agreement Dated February 21, 1991 together with Supplements and Amendments Thereto, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp. and Hirsch International Corp. ("Hirsch Distributorship Agreement")

     @10.18 Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996

     @10.19 Distributorship Agreement, Dated February 21, 1991, together with Supplement Dated February 21, 1996, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp., and Sedeco, Inc.

     @10.20 West Coast Distributorship Agreement, Dated February 21, 1997, among Tajima Industries, Ltd., Nomura Trading Co. Ltd. and Nomura (America) Corp., and Hirsch International Corp.

     %10.21 Stock Option Plan, as Amended

     #10.22 1994 Non-Employee Director Stock Option Plan

     @10.23 Registration Rights Agreement, Dated December 20, 1996, between Hirsch International Corp. and Jimmy L. Yates

     @10.24 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Jimmy L. Yates, Dated December 6, 1996

     @10.25 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Ronald H. Krasnitz, Dated June 7, 1996

     @10.26 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Martin Krasnitz, Dated June 7, 1996

     10.27 Agreement dated as of December 20, 1997 between the Registrant and Tokai Industrial Sewing Machine Company, Ltd. for sale of a forty-five (45%) per cent interest in Tajima USA, Inc.

     21.1 List of Subsidiaries of the Registrant

     23   Consent of Auditors

     27.1 Financial Data Schedule

     ----------------------

     %Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

     ^Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

     *Incorporated by reference from the Registrant's Registration Statement on Forms S-1, Registration Number 33-72618.

     **Incorporated by reference from the Registrant's From 10-K filed for the fiscal year ended January 21, 1995.

     #Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-80563.

     ***Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1996.

     ****Incorporated by reference from Registrant's Form 8-K filed with the Commission on June 19, 1996.

     *****Incorporated by reference from Registrant's From 8-K filed with the Commission on January 3, 1997.

     @Incorporated by reference from the Registrant's Form 10-K filed for the year ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIRSCH INTERNATIONAL CORP.
                                   Registrant

                                        By:  \s\Henry Arnberg
                                             -------------------------------
                                             Henry Arnberg, President

Dated:  April 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                        Title                                   Date

\s\ Henry Arnberg                      Chairman of the Board of Directors, President and         April 30, 1998
-----------------------------          Chief Executive Officer (Principal Executive
Henry Arnberg                          Officer)

\s\ Paul Levine                        Executive Vice President, Chief Operating Officer         April 30, 1998
-----------------------------          and Secretary (Principal Operating Officer)
Paul Levine

s\s Tas Tsonis                         Vice President and Director                               April 30, 1998
-----------------------------
Tas Tsonis

s/s Kenneth Shifrin                    Vice President-Finance and Chief Financial Officer        April 30, 1998
-----------------------------         (Principal Accounting and Financial Officer)
Kenneth Shifrin

s/s Ronald Krasnitz                    Vice President and Director                               April 30, 1998
-----------------------------
Ronald Krasnitz

s/s Marvin Broitman                    Director                                                 April 30, 1998
-----------------------------
Marvin Broitman

s/s Herbert M. Gardner                 Director                                                 April 30, 1998
-----------------------------
Herbert M. Gardner

s\s Douglas Schenendorf                Director                                                  April 30, 1998
-----------------------------
Douglas Schenendorf


                   Hirsch International Corp. and Subsidiaries

                    Consolidated Financial Statements for the
                   Years Ended January 31, 1998 and 1997, and
                          Independent Auditors' Report

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                     Page

     INDEPENDENT AUDITORS' REPORT                                      1

     CONSOLIDATED  FINANCIAL STATEMENTS FOR THE YEARS
       ENDED JANUARY 31, 1998 AND 1997:

     Consolidated Balance Sheets                                     2-3

     Consolidated Statements of Income                                 4

     Consolidated Statements of Stockholders' Equity                   5

     Consolidated Statements of Cash Flows                             6

     Notes to Consolidated Financial Statements                     7-22

INDEPENDENT AUDITORS' REPORT


Board of Directors
Hirsch International Corp.
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and Subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hirsch International Corp. and Subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.





March 11, 1998

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                      1998                   1997


CURRENT ASSETS:
  Cash and cash equivalents                                                        $      2,956,000      $      7,865,000
  Short-term investments available-for-sale                                                       -             2,596,000
  Accounts receivable, net of an allowance for
    doubtful accounts of approximately $3,160,000
    and $2,578,000, respectively                                                         34,427,000            20,806,000
  Net investment in sales-type leases -
    current portion (Note 5)                                                              2,180,000             1,715,000
  Inventories, net (Notes 4 and 11)                                                      34,166,000            15,769,000
  Other current assets (Note 9)                                                           3,284,000             2,073,000
                                                                               --------------------       ---------------

           Total current assets                                                          77,013,000            50,824,000
                                                                               --------------------       ---------------

NET INVESTMENT IN SALES-TYPE LEASES, Noncurrent
  portion (Note 5)                                                                       12,055,000             9,180,000

EXCESS OF COST OVER NET ASSETS ACQUIRED, Net
  of accumulated amortization of approximately
  $1,581,000 and $383,000, respectively (Note 3)                                         15,979,000            14,998,000

PURCHASED TECHNOLOGIES, Net of accumulated
  amortization of approximately $749,000 and $559,000,
  respectively                                                                              590,000               781,000

PROPERTY, PLANT AND EQUIPMENT, Net of accumulated
  depreciation and amortization (Notes 6 and 8)                                           7,193,000             6,242,000

OTHER ASSETS (Note 9)                                                                     2,002,000             1,671,000
                                                                               --------------------        --------------

TOTAL ASSETS                                                                       $    114,832,000         $  83,696,000
                                                                                 ==================         =============


See notes to consolidated financial statements.              (Continued)

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1998 AND 1997


--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                      1998                   1997

CURRENT LIABILITIES:
  Trade acceptances payable (Note 11)                                               $    15,286,000       $    13,332,000
  Accounts payable and accrued expenses (Note 7)                                         20,592,000            11,517,000
  Current maturities of long-term debt (Note 8)                                             231,000             2,430,000
  Income taxes payable (Note 9)                                                             735,000             1,541,000
                                                                               ---------------------       --------------

           Total current liabilities                                                     36,844,000            28,820,000

LONG-TERM DEBT, Less current maturities (Note 8)                                          1,421,000            13,194,000
                                                                               --------------------        --------------

           Total liabilities                                                             38,265,000            42,014,000
                                                                               --------------------        --------------

MINORITY INTEREST (Note 1)                                                                  944,000                     -
                                                                               ---------------------       --------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

STOCKHOLDERS' EQUITY (Notes 1 and 10):
  Preferred stock, $.01 par value; authorized;
    1,000,000 shares; issued:  none                                                               -                     -
  Class A common stock, $.01 par value;
    authorized:  20,000,000 shares, outstanding,
    6,811,000 and 5,313,000 shares, respectively                                             68,000                53,000
  Class B common stock, $.01 par value;
    authorized:  3,000,000 shares, outstanding:
    2,668,000 and 2,732,000 shares, respectively                                             27,000                27,000
  Additional paid-in capital                                                             41,377,000            15,626,000
  Unrealized holding gain (loss) on short-term
    investments available-for-sale                                                                -                21,000
  Retained earnings                                                                      34,151,000            25,955,000
                                                                               --------------------         -------------

           Total stockholders' equity                                                    75,623,000            41,682,000
                                                                               --------------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    114,832,000         $  83,696,000
                                                                                 ==================         =============


See notes to consolidated financial statements.                  (Concluded)

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME - THREE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------

                                                                      1998                 1997                  1996

REVENUES:
  Net sales                                                      $  147,045,000       $  122,195,000      $    87,974,000
  Interest income related to sales-type leases                        5,432,000            3,243,000            3,022,000
                                                            -------------------     ----------------      ---------------

           Total revenue                                            152,477,000          125,438,000           90,996,000
                                                            -------------------     ----------------      ---------------

EXPENSES:
  Cost of goods sold (note 11)                                       96,099,000           80,820,000           58,836,000
  Selling, general and administrative
    expenses                                                         41,055,000           29,070,000           20,638,000
  Interest expense (note 8)                                             934,000              832,000              397,000
  Other expenses                                                         90,000             (454,000)            (277,000)
                                                            -------------------     ----------------       --------------

           Total expenses                                           138,178,000          110,268,000           79,594,000
                                                            -------------------     ----------------       --------------

INCOME BEFORE MINORITY INTEREST IN
  NET EARNINGS OF CONSOLIDATED
  SUBSIDIARY AND PROVISION FOR
  INCOME TAXES                                                       14,299,000           15,170,000           11,402,000

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                                    44,000                   -                    -
                                                          ----------------------    ----------------       --------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                       14,255,000           15,170,000           11,402,000

PROVISION FOR INCOME TAXES (Note 9)                                   6,059,000            6,402,000            4,837,000
                                                           --------------------     ----------------       --------------

NET INCOME                                                   $        8,196,000       $    8,768,000     $      6,565,000
                                                           ====================      ===============       ==============


BASIC EARNINGS PER SHARE:
  Net income                                                              $0.92                $1.13                $1.10
                                                                          =====                =====                =====

DILUTED EARNINGS PER SHARE:
  Net income                                                              $0.89                $1.10                $1.09
                                                                          =====                =====                =====

WEIGHTED AVERAGE NUMBER OF SHARES
 IN THE CALCULATION OF BASIC NET
 INCOME PER SHARE (Note 12)                                           8,953,000            7,782,000            5,960,000
                                                           ====================       ==============        =============
WEIGHTED AVERAGE NUMBER OF SHARES
 IN THE CALCULATION OF DILUTED NET
 INCOME PER SHARE (Note 12)                                           9,236,000            7,967,000            6,002,000
                                                           ====================       ==============        =============



See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - THREE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------------------------

                                                 Class A           Class B
                                              Common Stock       Common Stock       Additional   Unrealized
                                                (Note 10)          (Note 10)        Paid-In      Holding      Retained
                                           -----------------    ---------------     Capital      Gain (Loss)  Earnings     Total
                                             Shares   Amount    Shares   Amount


Balance, February 1, 1995                  1,831,000  $18,000  2,934,000  $29,000  $ 9,972,000  $(32,000)  $10,649,000  $20,636,000

  Proceeds from public offering of
    common stock, net (Note 1)               265,000    3,000    (65,000)  (1,000)   1,906,000          -            -    1,908,000
  Stock dividend (25%) (Note 10D)          1,191,000   12,000          -        -            -          -      (12,000)           -
  Exercise of stock options                    1,000        -          -        -        8,000          -            -        8,000
  Unrealized holding gain (Note 2C)                -        -          -        -            -     17,000            -       17,000
  Net income                                       -        -          -        -            -          -     6,565,000   6,565,000
                                          ----------  -------   --------   -------  ----------   --------    ----------  ----------

Balance, January 31, 1996                  3,288,000   33,000  2,869,000   28,000   11,886,000    (15,000)   17,202,000  29,134,000

  Issuance of shares in connection
    with acquisitions (Note 3)               143,000    2,000          -        -    2,636,000          -             -   2,638,000
  Transfer of Class B stock to
    Class A stockholder                      137,000    1,000   (137,000)  (1,000)           -          -             -           -
  Stock dividend (25%) (Note 10D)          1,542,000   15,000          -        -            -          -       (15,000)          -
  Exercise of stock options and warrants     203,000    2,000          -        -    1,104,000          -             -   1,106,000
  Unrealized holding gain (Note 2C)                -        -          -        -            -     36,000             -      36,000
  Net income                                       -        -          -        -            -          -     8,768,000   8,768,000
                                           ---------   ------    --------  ------    ---------    -------     ---------   ---------

Balance, January 31, 1997                  5,313,000   53,000   2,732,000  27,000   15,626,000     21,000    25,955,000  41,682,000

  Proceedings from public offering
    of common stock, net (Note 1)          1,333,000   13,000           -       -   24,289,000          -             -  24,302,000
  Issuance of shares in connection
    with acquisitions (Note 3)                20,000        -           -       -      392,000          -             -     392,000
  Transfer of Class B stock to
    Class A stockholder                       64,000        -     (64,000)      -            -          -             -           -
  Exercise of stock options and warrants      32,000    1,000           -       -      251,000          -             -     252,000
  Unrealized holding loss (Note 2C)                -        -           -       -            -    (21,000)            -     (21,000)
  Issuance of Class A stock                   49,000    1,000           -       -      819,000          -             -     820,000
  Net income                                       -        -           -       -            -          -     8,196,000   8,196,000
                                           ---------   ------    -------- -------    ---------    -------    ----------  ----------

Balance, Janauary 31, 1998                 6,811,000 $ 68,000   2,668,000 $27,000  $41,377,000  $       -   $34,151,000 $75,623,000
                                           =========  =======   ========= =======  ===========   ========    ==========  ==========


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                1998                  1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    8,196,000       $     8,768,000       $    6,565,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                            3,214,000             1,763,000            1,142,000
    Provisions for reserves                                                    807,000               663,000              998,000
    Deferred income taxes                                                     (621,000)             (193,000)            (289,000)
    Gain on disposal of assets                                                 (42,000)               18,000               62,000
    Minority interest                                                           44,000                     -                    -
    Changes in assets and liabilities:
      Accounts receivable                                                  (14,382,000)           (5,012,000)          (5,593,000)
      Net investments in sales-type leases                                  (3,591,000)           (2,287,000)          (1,900,000)
      Inventories                                                          (18,749,000)           (2,778,000)          (1,244,000)
      Other assets                                                          (1,251,000)             (808,000)            (517,000)
      Trade acceptances payable                                              1,954,000             4,676,000            1,347,000
      Accounts payable and accrued expenses                                  8,254,000            (1,797,000)           1,106,000
      Income taxes payable                                                    (807,000)              409,000               16,000
                                                                    -------------------        --------------        ------------

           Net cash (used in) provided by
             operating activities                                          (16,974,000)            3,422,000            1,693,000
                                                                    -------------------        --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (2,096,000)           (1,447,000)          (1,123,000)
  Acquisition of Sewing Machine Exchange, Inc.                                      -             (4,973,000)                   -
  Acquisition of Sedeco, Inc.                                                                     (4,153,000)                   -
  Acquisition of Equipment Connection, Inc.                                   (553,000)                    -                    -
  Sales (purchases) of short-term investments                                2,570,000              (392,000)           1,227,000
                                                                   --------------------        --------------        ------------

           Net cash (used in) provided by
             investing activities                                              (79,000)          (10,965,000)             104,000
                                                                  ----------------------       --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of bank financing                                                17,260,000            11,946,000                    -
  Repayments of long-term debt                                             (31,390,000)           (4,209,000)            (312,000)
  Proceeds from public offering                                             24,302,000                    -             2,325,000
  Proceeds from issuance of stock and
    exercise of stock options and warrants                                   1,072,000             1,106,000                8,000
  Contributions from minority interest                                         900,000                    -                    -
                                                                  ---------------------        --------------        ------------

           Net cash provided by financing
             activities                                                     12,144,000             8,843,000            2,021,000
                                                                    -------------------        --------------        ------------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                          (4,909,000)            1,300,000            3,818,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        7,865,000             6,565,000            2,747,000
                                                                   --------------------        -------------         ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $       2,956,000       $     7,865,000       $    6,565,000
                                                                   ====================        ==============         ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid                                                      $         966,000       $       796,000       $      387,000
                                                                   ====================       ==============         ============

  Income taxes paid                                                  $       7,621,000       $     5,788,000       $    4,843,000
                                                                    ===================       ==============        =============


See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


     1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems Ltd. ("Pulse"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company"). The operations of SMX, Sedeco, and HECI are included in consolidated operations since their acquisitions on June 7, 1996, December 20, 1996, and March 26, 1997,
respectively (see Note 3). The operations of TUI have been included in consolidated operations since inception in June 1997.

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and the earnings from January 6, 1998 to January 31, 1998 have been reported as minority interest in the Company's Consolidated Statements of Income.

     The Company is a single source provider of sophisticated equipment and valued added products and services to the embroidery industry. The embroidery equipment and value added products sold by the Company are widely used by contract embroiders, large and small manufacturers of apparel and fashion accessories, retail stores and embroidery entrepreneurs servicing specialized niche markets. HAPL Leasing provides leasing services to customers of the Company.

     On June 6, 1997, the Company consummated a secondary public offering of Class A common stock (the "Secondary Offering"). The Company sold 1,210,528 shares at $20.00 per share. Another 750,022 shares were sold by certain stockholders of the Company ("Selling Stockholders'). On July 7, 1997, the underwriters exercised their over-allowance option to purchase an additional 294,082 shares of Class A common stock, 122,592 shares of which were sold by the Company and 171,490 shares sold by the selling stockholders. Net proceeds of approximately $24,300,000 were received by the Company after expenses and underwriting discount.

     On January 24, 1996, the Company consummated a secondary public offering of Class A common stock (the "Second Offering"). The Company sold 200,000 shares at $12.375 per share. Another 800,000 shares were sold by certain of the Company's officers. Net proceeds of approximately $1,906,000 were received by the Company.

     On February 15, 1996, the underwriters exercised their over-allotment option to purchase an additional 150,000 shares from certain of the Company's officers.

     Amounts of shares and per share amounts in this note have not been adjusted to reflect stock dividends or stock splits (see Note 10D).

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and since January 1998, the majority interest in the operations of TUI. All intercompany balances and transactions have been eliminated in consolidation.

     B. Revenue Recognition - The Company distributes embroidery equipment which it offers for sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment. Lease contracts which meet the criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" are accounted for as sales-type leases. Under this method, revenue is recognized as a sale at the later of the time of shipment or acceptance by the lessee in an amount equal to the present value of the rental payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. To date, all leases issued by the Company and HAPL Leasing have been sales-type leases. The operating method of accounting for leases would be followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue would be recognized over the term of the lease.

     Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     C. Cash Equivalents and Short-Term Investments Available-For-Sale - Cash equivalents consist of money market accounts with initial maturities of three months or less. Short-term investments consist primarily of tax-exempt bonds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has stated short-term investments available-for-sale at market value.

     D. Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

     E. Inventories - Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evidence that the product is not salable or the market value is less than cost.

     F. Foreign Operations - Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rate prevailing throughout the year. Gains and losses from foreign currency transactions are included in net income and are not significant.

     The Company makes only limited use of derivative financial instruments and does not use them for trading purposes. Trade acceptances payable are denominated by Japanese yen and are related to the purchase of equipment from the Company's major supplier. The Company purchases foreign currency forward contracts (which are usually approximately six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates (see Note
11B). The cost of such contracts are included in the cost of the related machinery in inventory.

     G. Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Depreciation and amortization are provided on the straight-line or declining balance methods over the following estimated useful lifes:

         Asset Category                                     Lives in Years

         Building                                                      39
         Furniture and fixtures                                        5-7
         Machinery and equipment                                       5-7
         Automobiles                                                   3-5
         Leasehold improvements                                       5-20

     H. Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Capitalized software costs are amortized on a straight-lin basis over the estimated useful product lives (normally three years) commencing in the month following product release. During the year ended January 31, 1997, the Company capitalized approximately $364,000 of software development costs. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 1998, 1997 and 1996 was approximately $205,000, $84,000, and $21,000, respectively.

     I. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets  may  not  be  fully  recoverable.  To  determine  recoverability  of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS 121 had no effect on the Company's consolidated financial statements.

     J. Leases - Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

     K. Purchased Technologies - Purchased technologies represent the cost in excess of the fair value of the assets of Pulse at the date of acquisition. Purchased technologies are being amortized over a period of seven years using the straight-line method.

     L. Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     M. Earnings Per Share - The Company has adopted Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128") which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method.

     N. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees' ("APB 25").

     O. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     P. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, short-term investments, trade account receivables, accounts payable and debt obligations. At January 31, 1998 and 1997, the fair value of the Company's financial instruments approximated the carrying value (see No. 2C).

     Q. Reclassifications - Certain reclassifications have been made to the prior year consolidated financial statements to conform with current-year presentations.

     3. ACQUISITIONS

     A. Acquisition of Equipment Connection - On March 26, 1997, the Company acquired all of the assets of Equipment Connection, Inc. ("ECI"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values (pending final purchase price allocation) at the date of acquisition. The cost in excess of fair value of ECI is being amortized over a 10-year period. The purchase price was $805,000, paid in the form of $605,000 in cash and $200,000 in the company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with ECI's two former principles.

     B. Acquisition of Sewing Machine Exchange - On June 7, 1996 the Company acquired all of the outstanding capital stock of SMX. The acquisition was accounted for as a purchase in accordance with APB 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The cost in excess of fair value of SMX is being amortized over a 15-year period.

     The purchase price was $8,690,000 paid in the form of promissory note in the principal amount of $4,250,000 to each of the two former shareholders of SMX (see Note 8B) and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with SMX's former shareholders pursuant to which they received approximately 331,000 options to purchase shares of Hirsch Class A Common Stock (see Note 10B). The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date thereof.

     C. Acquisition of Sedeco - On December 20, 1996 the Company acquired all of the outstanding capital stock of Sedeco. The acquisition was accounted for as a purchase in accordance with APB 16 and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at the date of acquisition. the costs in excess of fair value of Sedeco is being amortized over a 15-year period.

     The purchase price was $6,565,000, paid in the form of $4,165,000 in cash and $2,400,000 in the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into a five-year employment contract with Sedeco's former shareholder pursuant to which approximately 60,000 options to purchase shares of Hirsch Class A Common Stock (see Note 10B) were issued. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant.

     On the basis of a pro forma consolidation of the results of operations as if the acquisitions of ECI, SMX and Sedeco had taken place at the beginning of fiscal 1997 for ECI and fiscal 1996 for SMX and Sedeco, management believes that the acquisitions would not have had a material effect on the reported amounts. Such pro forma amounts are not necessarily indicative of what the actual consolidated results might have been if the acquisitions had been effective at the beginning of the respective fiscal year.

     4. INVENTORIES


                                                                                       January 31,
                                                                                 1998              1997

Machines                                                                 $  29,613,000     $  12,245,000
Parts and accessories                                                        6,808,000         5,527,000
Less:  Reserve for slow moving inventory                                    (2,255,000)       (2,003,000)
                                                                           ------------      ------------

Total                                                                    $  34,166,000     $  15,769,000
                                                                           ============      ===========



     5. NET INVESTMENT IN SALES-TYPE LEASES


                                                                                      January 31,
                                                                                 1998               1997

Total minimum lease payments receivable                                  $  13,051,000      $  11,142,000
Estimated residual value of leased property (unguaranteed)                   5,224,000          3,059,000
Reserve for estimated uncollectible lease payments                            (588,000)         (338,000)
Less:  Unearned income                                                      (3,452,000)        (2,968,000)
                                                                       -----------------     ------------
Net investment                                                              14,235,000         10,895,000
Less:  Current portion                                                       2,180,000          1,715,000
                                                                       -----------------     ------------

Non-current portion                                                      $  12,055,000       $  9,180,000
                                                                       =================     ============




     At January 31, 1998 future annual lease payments receivable (including estimated residual values) under sales-type leases are as follows:


Fiscal Year Ending January 31,

1999                                                 $    3,954,000
2000                                                      3,772,000
2001                                                      3,958,000
2002                                                      4,263,000
2003                                                      2,158,000
Thereafter                                                  170,000
                                                      -----------------

                                                      $  18,275,000

     6. PROPERTY, PLANT AND EQUIPMENT


                                                                                         January 31,
                                                                                 1998                  1997

Land and building                                                          $    3,288,000        $   3,288,000
Machinery and equipment                                                         4,296,000            3,040,000
Furniture and fixtures                                                          1,865,000            1,374,000
Automobiles                                                                       450,000              670,000
Leasehold improvements                                                          1,579,000            1,369,000
                                                                           --------------          -----------

Total at cost                                                                  11,478,000            9,741,000
Less:  Accumulated depreciation and amortization                               (4,285,000)          (3,238,000)
Reserve for assets held for sale                                                   -                  (261,000)
                                                                           --------------         ------------

Property, plant and equipment, net                                       $      7,193,000          $ 6,242,000

                                                                          ===============         ============






     7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                         January 31,
                                                                                  1998                   1997

Accounts payable                                                            $  14,310,000        $    4,641,000
Accrued commissions payable                                                     1,519,000               819,000
Accrued payroll costs                                                             693,000               832,000




Accrued warranty costs                                                            626,000               626,000
Customer deposits payable                                                         598,000             1,357,000
Other accrued expenses                                                          2,846,000             3,242,000
                                                                          ---------------          ------------

Total accounts payable and accrued expenses                                 $  20,592,000         $  11,517,000
                                                                          ===============          ============

8.    LONG-TERM DEBT

                                                                                           January 31,
                                                                                   1998                  1997

Term Note (A)                                                               $            -        $    6,750,000
Promissory Notes (B)                                                                     -             2,542,000
Acquisitions (C)                                                                         -             4,446,000
Mortgage (D)                                                                     1,549,000             1,779,000
Other                                                                              103,000               107,000
                                                                         -----------------        --------------

Total (E)                                                                        1,652,000            15,624,000
Less:  Current maturities                                                          231,000             2,430,000
                                                                         -----------------        --------------

Long-term maturities                                                        $    1,421,000         $  13,194,000
                                                                         =================        ==============

     (A) On June 10, 1996, the Company entered into a term loan agreement with a bank (the "Term Loan Agreement") pursuant to which the bank lent $7,500,000 to the Company to fund the acquisition of SMX and to repay SMX's credit facilities. In June 1997 the Company paid the total outstanding balance of the loan with proceeds from the June 1997 Secondary Offering (see Note 1).

     (B) In connection with the acquisition of SMX (see Note 3B), the Company issued promissory notes in the principal amount of $4,250,000 to each of the two former shareholders of SMX. In June of 1997 the Company paid the remaining outstanding balances of the notes with proceeds from the June 1997 Secondary Offering (see Note 1).

     (C) In connection with the acquisitions of ECI and Sedeco, the Company borrowed approximately $761,000 and $4,446,000, respectively, to fund the acquisitions and repay existing credit facilities. The amounts were borrowed under the provisions of the Revolving Credit Facility (see E) and bore interest as defined therein. In June 1997, the Company paid the total outstanding balance of the ECI and Sedeco debt with proceeds from the June 1997 Secondary offering (see Note 1).

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

     (E) In September 1997 the Company amended its existing Revolving Credit Facility to provide for a $60,000,000 Revolving Credit Facility for Hirsch and a $10,000,000 Revolving Credit Facility for HAPL (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $15,286,000 at January 31, 1998.

     Long-term debt (including capitalized lease obligations) of the Company at January 31, 1998 matures as follows:


Fiscal Year Ending January 31,

1999                                                   $      231,000
2000                                                          272,000
2001                                                          265,000
2002                                                          253,000
2003                                                          230,000
Thereafter                                                    401,000
                                                      ---------------

                                                       $    1,652,000

     9. INCOME TAXES

     The provision for income taxes for each of the periods presented herein is as follows:


                                                                               January 31,
                                                                   1998               1997              1996

Current:
  Federal                                                    $    4,978,000     $    4,842,000    $    3,855,000
  State                                                           1,702,000          1,753,000         1,271,000
                                                          -----------------     --------------      ------------

Total current                                                    6,680,000           6,595,000         5,126,000
                                                          ------------------    --------------      ------------
Deferred:
  Federal                                                         (527,000)          (100,000)         (224,000)
  State                                                            (94,000)           (93,000)          (65,000)
                                                          ------------------    --------------      ------------

Total deferred                                                    (621,000)          (193,000)         (289,000)
                                                          ------------------    --------------      ------------

Total provision for income taxes                           $    6,059,000       $    6,402,000    $    4,837,000
                                                          ==================    ==============      ============



     The tax effects of temporary differences that give rise to deferred income tax assets at January 31, 1998 and 1997 are as follows:


                                                          January 31, 1998                January 31, 1997
                                                        Net           Net           Net                    Net
                                                      Current      Long-Term      Current             Long-Term
                                                      Deferred     Deferred       Deferred            Deferred
                                                      Tax Assets   Tax Assets     Tax Assets          Tax Assets

Accounts receivable                                   $ 782,000     $     -     $   589,000          $        -
Inventories                                             703,000           -         487,000                   -
Accrued warranty costs                                  143,000           -         152,000                   -
Other accrued expenses                                   69,000           -          70,000                   -
Purchased technologies                                        -       180,000             -             132,000
Net investments in sales-type leases
  (allowance for doubtful accounts)                           -       237,000             -             140,000
Capitalized software development
  costs                                                       -      (124,000)            -            (201,000)
                                                    ------------   -----------     ---------         ----------

  Total                                              $1,697,000    $  293,000   $ 1,298,000         $    71,000
                                                    ============   ===========    ==========         ==========



      Valuation allowances for such deferred tax assets have not been established as it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

      Net current and long-term deferred tax assets are included in other current assets and other assets, respectively, on the accompanying consolidated balance sheets.

      A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:


                                                                                Year Ended January 31,

                                                                          1998          1997          1996


Federal statutory income tax rate                                        34.0%          34.0%          34.0%
State income taxes, net of Federal benefit                                7.9            8.4            7.5
Permanent differences                                                     0.6           (0.2)           0.9
                                                                       --------       -------        -------

Effective income tax rate                                               42.5 %         42.2 %        42.4 %
                                                                       ========       =======        =======



10.   STOCKHOLDERS' EQUITY

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

     (B) Stock Option Plans - The Company maintains two stock options plans pursuant to which an aggregate of approximately 1,284,000 shares of Common Stock may be granted.

     The 1993 Stock Option Plan was adopted by the Board of Directors in December 1993 and was approved by the stockholders of the Company on July 28, 1994 (the "1993 Plan").

     The 1993 Plan has 1,050,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or
(ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     Stock option transactions during the years ended January 31, 1998, 1997 and 1996 for the 1993 Plan are summarized below:


  Options outstanding - February 1, 1995                          53,000        $4.88-$5.89          $       5.43
  Options granted                                                 12,000        $9.12 - $10.04       $       9.73
  Options exercised                                               (2,000)           $4.88            $       4.88
                                                            -------------       --------------       -------------
  Options outstanding - January 31, 1996                          63,000        $4.88 - $10.04       $       6.21
  Options granted                                                256,000       $10.20 - $17.05       $      14.94
  Options exercised                                               (5,000)           $4.88            $       4.88
  Options canceled                                                (6,000)           $14.50           $      14.50
                                                            -------------       --------------       -------------
  Options outstanding - January 31, 1997                         308,000        $4.88 - $17.05       $     13.23
  Options granted                                                328,000       $17.00 - $24.20       $     17.10
  Options exercised                                              (14,000)       $4.88 - $14.50       $     11.70
  Options canceled                                               (11,000)      $14.50 - $17.00       $     15.05
                                                            ------------       ---------------       ------------
  Options outstanding - January 31, 1998                         611,000        $4.88 - $24.20       $     13.74
                                                            ============       ===============       ============

  Options exercisable at January 31, 1998                        134,000        $4.88 - $17.05       $     16.35
                                                            ============       ===============       ============




                                       Weighted Avg.      Weighted                              Weighted
                                       Remaining          Average                                Average
    Range of          Number          Contractual         Exercise             Number           Exercise
 Exercise Prices    Outstanding        Life (yrs)          Price            Exercisable           Price
$  4.88 - $  5.89     43,000           1.5               $  5.56             43,000            $ 5.56
$  9.12 - $10.20      12,000           2.5               $  9.73              8,000            $ 9.73
$14.50 - $17.05      551,000           3.5               $ 16.12             83,000            $22.59
     $24.20            5,000           4.5               $ 24.20                -                  -
                  ----------                                             ----------

                     611,000                                                134,000
                  ==========                                             ==========


     All options granted for the fiscal year ended January 31, 1995 are exercisable one year from the date of grant and expire five years from the date of grant. All options issued subsequent to the fiscal year ended January 31, 1995 vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. There are approximately
361,000 shares available for future grants under the 1993 Plan. Approximately 17,000 options have been canceled under this plan.

     The 1994 Non-Employee Director Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors in September 1994, and was approved by the Stockholders of the Company in June 1995. The Directors Plan has approximately 234,000 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 7,500 shares of Common Stock upon their election to the Board of Directors; and
(ii) a non-qualified option to purchase 2,500 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company's Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

     Stock option transactions during the years ended January 31, 1998, 1997 and 1996 for the Directors Plan are summarized below:


                                                                                             Weighted
                                                          Shares        Price Range       Average Price


       Options outstanding - February 1, 1995             35,000           $5.36            $  5.36
       Options granted                                    12,000          $ 9.12            $  9.12
                                                       ---------     -----------------    ---------
       Options outstanding - January 31, 1996             47,000       $5.36 - $9.12        $  6.30
       Options granted                                     9,000          $15.50             $15.50
                                                       ---------     -----------------   ----------
       Options outstanding - January 31, 1997             56,000       $5.36 - $15.50       $  7.83
       Options granted                                     8,000          $22.00             $22.00
       Options exercised                                 (17,000)          $5.36            $  5.36
                                                       ---------     ------------------   ---------
       Options outstanding - January 31, 1998             47,000       $5.36 - $22.00       $ 11.09
                                                       =========     ==================   =========
       Options exercisable at January 31, 1998           29,000        $5.36 - $15.50        $ 5.60
                                                       ========      ==================   =========



                                                             Options Outstanding                  Options Exercisable
                                                       Weighted Avg.      Weighted                            Weighted
                                                          Remaining       Average                             Average
                                        Number           Contractual      Exercise                Number      Exercise
              Exercise Prices        Outstanding          Life (yrs)      Price                  Exercisable     Price


             $  5.36                     18,000            1.5             $  5.36               18,000           $5.36
             $  9.12                     12,000            2.5             $  9.12                8,000           $9.12
             $ 15.50                      9,000            3.5             $ 15.50                3,000         $ 15.50
             $ 22.00                      8,000            4.5             $ 22.00                   -               -
                                      -----------                                              ----------

                                           47,000                                                  29,000
                                      ===========                                              ==========



     There are 182,000 shares available for future grants under the Directors Plan. No options have been cancelled under this plan.

     In connection with the acquisitions of ECI, Sedeco, SMX, and Pulse, approximately 453,000 non-plan options have been issued as follows:

                                                                                  Weighted
                                                                  Shares        Price Range     Average Price


                Options granted - Pulse acquisition                36,000         $ 4.88            $  4.88
                                                                 ---------       ----------       ---------
                Options outstanding -

                  January 31, 1995 and 1996                        36,000         $  4.88           $  4.88
                Options granted - SMX and Sedeco
                  acquisitions                                    391,000     $16.20 - $18.25        $16.52
                                                                ----------     ---------------    ---------
                Options outstanding -

                  January 31, 1997                                427,000    $  4.88 - $18.25        $15.54
                Options granted - ECI acquisition                  26,000          $18.25            $18.25
                                                                ----------    -----------------    --------
                Options outstanding - January 31, 1998            453,000    $  4.88 - $18.25        $15.69
                                                                ==========    =================    ========
                Options exercisable at January 31, 1998           134,000     $  4.88 - $18.25       $13.39
                                                                ==========    =================    ========



                                                              Options Outstanding                Options Exercisable
                                                       Weighted Avg.         Weighted                        Weighted
                                                          Remaining           Average                         Average
                                        Number           Contractual         Exercise           Number       Exercise
              Exercise Prices         Outstanding          Life (yrs)         Price             Exercisable    Price

                  $  4.88                  36,000            1.5              $  4.88              36,000       $4.88
                  $ 16.20                 331,000            3.5               $16.20              83,000      $16.20
                  $ 18.25                  86,000            3.6               $18.25              15,000      $18.25
                                      -----------                                              ----------
                                          453,000                                                 134,000
                                      ===========                                              ==========

     The options issued in connection with the Pulse acquisition are exercisable and have a life of five years. The options issued in connection with the SMX, Sedeco and ECI acquisitions vest in four annual installments of 25 percent each in the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant. No options have been exercised or canceled.

     In addition, pursuant to the IPO, the underwriters received warrants to purchase from the Company 205,080 shares of Class A Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of the IPO at exercise prices ranging from 107 percent to 128 percent of the initial public offering price. During the fiscal year ended January 31, 1998 and 1997, 2,700 and 198,300 warrants, respectively, were exercised at a price of $5.56 per share. Approximately 4,080 are exercisable at a price of $5.90 per share.

     (C) Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected life, five years following vesting; stock volatility, 54 percent in 1998 and 28 percent in 1997 and 1996, risk free interest rate of 5.5 percent in 1998 and 6.0 percent in 1997 and 1996 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation to Employees ("SFAS No. 123"), the Company's net income and earnings per share would have been the pro forma amounts indicated above:



                                                                          Year Ended January 31,
                                                                 1998               1997              1996


Net income:
  As reported                                                $  8,196,000     $  8,768,000      $  6,565,000
  Pro forma                                                  $  7,597,000     $  8,494,000      $  6,565,000

Basic earnings per share:
  As reported                                                $     0.92       $      1.13       $      1.10
  Pro forma                                                  $     0.85       $      1.09       $      1.10

Diluted earnings per share:
  As reported                                                $     0.89       $      1.10       $      1.09
  Pro forma                                                  $     0.82       $      1.07       $      1.09





     However, the impact of outstanding non-vested stock options granted prior to February 1, 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

     (E) Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company contributed approximately $148,000, $78,000 and $59,000, for the years ended January 31, 1998, 1997 and 1996, respectively. The Company funds all amounts when due.

     11. COMMITMENTS AND CONTINGENCIES

     (A) Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

Fiscal Year Ending January 31,

1999                                                        $ 1,432,000
2000                                                          1,327,000
2001                                                            980,000
2002                                                            828,000
2003                                                            400,000
Thereafter                                                    1,276,000
                                                        ---------------

Total                                                     $   6,243,000
                                                        ===============

     Rent expense was approximately $1,292,000, $617,000 and $264,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

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

     At January 31, 1998, the Company held foreign currency contracts for the purchase of Japanese yen amounting to approximately $33,000,000.

     (C) Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     (D) Employment Agreements - The Company has five-year employment agreements with the Company's senior executives. These employment agreements provided that each executive receive minimum annual compensation of $350,000 (adjusted annually based upon the CPI) for the remainder of the term of the employment agreement. In addition, each employment agreement provides for an annual bonus equal to five percent of pre-tax profits of the Company. The Company also entered into a five-year employment agreement with another officer of the Company, who will receive annual compensation of $100,000 (adjusted annually based upon the CPI) with a bonus equal to two percent of pre-tax profits of the Company. The Company also has five-year employment agreements with the former shareholders of Pulse, providing each with an annual base salary of $300,000 and an annual bonus based on annual pre-tax profits of Pulse.

     (E) Dependency Upon Major Supplier - During the fiscal years ended January 31, 1998, 1997 and 1996, the Company made purchases of approximately $90,000,000, $69,000,000 and $47,000,000, respectively, from Tajima Industries
Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 80, 83 and 86 percent of the Company's total purchases for the years ended January 31, 1998, 1997 and 1996, respectively.

     The Company has two separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of embroidery machines in 39 states. The main agreement (the "East Coast / Midwest Agreement") which covers 33 states, including the original Hirsch territory and the additional states acquired in the SMX territory, became effective on February 21, 1991 and has a term of 20 years. The East Coast / Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice except that Tajima cannot terminate the East Coast / Midwest Agreement prior to February 20, 1998. The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years.

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

     The minimum quantity of embroidery machines to be sold for 1997 was met. The minimum quantity to be sold in 1998 is approximately 1,700 machines in various designations as defined.

     There are several manufacturers of multihead embroidery equipment. Although management of the Company believes that the likelihood of the loss of Tajima as a supply source is remote, if Tajima terminated the current distributor relationship with the Company, management believes that it could establish a similar arrangement with another manufacturer of embroidery equipment.

     12. RECONCILIATION OF BASIC EARNINGS PER SHARE

     In accordance with SFAS No. 128, basic earnings per common share are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted-average number of common shares, after giving effect to diluted common stock equivalents outstanding during each period. The following table provides a reconciliation between basic and diluted earnings per share:

                                                                         For the Year Ended
                                    January 31, 1998                     January 31, 1997                    January 31, 1996
                                                              (In Thousands, Except Per Share Amounts)
                                  Income  Shares  Per Share     Income      Shares     Per Share        Income  Shares   Per Share

Basic EPS:
  Income available to common
    stockholders                 $ 8,196  8,953     0.92       $ 8,768      7,782       1.13         $  6,565   5,960        1.10

Effect of dilutive
  securities:
  Options/warrants                    -     283    (0.03)            -        185      (0.03)               -      42       (0.01)
                               --------------------------       -----------------------------        -----------------------------

Diluted EPS:
  Income available to
    common stockholders
    plus assumed exercises       $ 8,196   9,236   0.89         $ 8,768        7,9$7    1.10         $  6,565   6,002        1.09
                               ========== ======= =====         ========      =======   ====           ======   =====        ====
