Form 10-Q
period 1998-04-30
HIRSCH INTERNATIONAL CORP
filed 1998-06-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 12, 1998:

               Class of                                    Number of
            Common Equity                                   Shares
           ---------------                                ----------
      Class A Common Stock,                                6,815,180
        par value $.01

      Class B Common Stock,                                2,668,139
        par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                  Page No.


     Part I.  Financial Information


     Item 1.  Consolidated Financial Statements


              Consolidated Balance Sheets - April 30, 1998
              and January 31, 1998                                    3-4

              Consolidated Statements of Income for the
              Three Months Ended April 30, 1998 and 1997                5

              Consolidated Statements of Cash Flows for the
              Three Months Ended April 30, 1998 and 1997              6-7

              Notes to Consolidated Financial Statements             8-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         11-14



     Part II. Other Information                                        15

              Signatures                                               16

                         Part I - Financial Information

                   Item 1. Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                 April 30,       January 31,
                                                    1998             1998
                                                 ----------      ----------
                                                (Unaudited)

ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents                        $8,118,000       $2,956,000

Accounts Receivable, Net                         35,519,000       34,427,000

Net investment in sales-type leases,
   current portion (Note 7)                       1,928,000        2,180,000

Inventories, net (Note 6)                        43,655,000       34,166,000

Other current assets                              3,014,000        3,284,000
                                                 ----------       ----------
     Total current assets                        92,234,000       77,013,000
                                                 ----------       ----------

NET INVESTMENT IN SALES-TYPE LEASES,
  noncurrent portion (Note 7)                    11,864,000       12,055,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of
  approximately $1,891,000 and $1,581,000,
  respectively (Note 4)                          15,784,000       15,979,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $797,000
  and $749,000, respectively                        542,000          590,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       7,260,000        7,193,000

OTHER ASSETS                                      1,886,000        2,002,000
                                               ------------      -----------
TOTAL ASSETS                                   $129,570,000     $114,832,000
                                               ============      ===========


See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      April 30,       January 31,
                                                         1998             1998
                                                      ---------       -----------
                                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


  Trade acceptances payable                          $13,619,000      $15,286,000

  Accounts payable and accrued expenses               22,210,000       20,592,000

  Current maturities of long-term debt                   231,000          231,000

  Income taxes payable                                   661,000          735,000
                                                     -----------      -----------
     Total current liabilities                        36,721,000       36,844,000

LONG-TERM DEBT, lease current
  maturities (Note 8)                                 15,360,000        1,421,000
                                                     -----------       ----------
     Total liabilities                                52,081,000       38,265,000
                                                     -----------       ----------
MINORITY INTEREST (Note 1)                             1,015,000          944,000
                                                     -----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 2 and 3)

Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                          -                 -

Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,815,000
   and 6,811,000 shares, respectively                     68,000           68,000

Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares        27,000           27,000

Additional paid-in capital                            41,397,000       41,377,000

Retained Earnings                                     35,460,000       34,151,000
                                                    ------------       ----------
                                                      76,952,000       75,623,000
Less: Treasury stock, at cost; 50,000 shares
   at April 30, 1998                                     478,000            -
                                                    ------------       ----------
     Total stockholders' equity                       76,474,000       75,623,000
                                                    ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $129,570,000     $114,832,000
                                                    ============      ===========


See notes to consolidated financial statements.








                  HIRSCH INTERNATINOAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                              April 30,
                                                     -------------------------
                                                       1998             1997
                                                       ----             ----
REVENUES:

Net Sales                                           $37,198,000    $37,145,000
Interest income related to sales-type leases          1,271,000        928,000
                                                     ----------     ----------
        Total revenue                                38,469,000     38,073,000
                                                     ----------     ----------
EXPENSES:

Cost of goods sold                                   24,231,000     24,317,000
Selling, general and administrative expenses         11,644,000      8,911,000
Interest expense                                        204,000        338,000
Other expense                                           (10,000)       (39,000)
                                                     ----------     ----------
        Total expenses                               36,069,000     33,527,000
                                                     ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST IN NET  EARNINGS
  OF CONSOLIDATED SUBSIDIARY                          2,400,000      4,546,000

PROVISION FOR INCOME TAXES                            1,020,000      1,932,000

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                    71,000           -
                                                     ----------     ----------
NET INCOME                                           $1,309,000     $2,614,000
                                                     ==========     ==========

EARNINGS PER SHARE:
  Basic                                                   $0.14          $0.32
                                                      =========     ==========
  Diluted                                                 $0.14          $0.32
                                                      =========     ==========

WEIGNTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF EARNINGS
  PER SHARE (Note 2)

  Basic                                               9,459,000      8,050,000
                                                      =========     ==========
  Diluted                                             9,524,000      8,281,000
                                                      =========     ==========


See notes to consolidated financial statements.















                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              April 30,
                                                         ------------------
                                                         1998          1997
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $1,309,000    $2,614,000

 Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                           832,000     662,000

  Provision for reserves                                  100,000         -

  Loss on disposal of assets                                  -         3,000

  Gain on sale of short-term investments                      -       (13,000)

  Minority interest                                        71,000         -

 Changes in assets and liabilities:

  Accounts receivable                                  (1,092,000) (6,294,000)

  Net investment in sales-type leases                     343,000  (1,445,000)

  Inventories                                          (9,489,000) (2,367,000)

  Other assets                                            296,000  (1,011,000)

  Trade acceptances payable                            (1,667,000)  2,459,000

  Accounts payable and accrued expenses                 1,503,000     974,000

  Income taxes payable                                    (74,000)  1,108,000
                                                        ---------   ---------
       Net cash used in operating activities           (7,868,000) (3,310,000)
                                                        ---------   ---------



     See notes to consolidated financial statements.















                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               April 30,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                   (451,000)    (538,000)

 Acquisition of Equipment Connection, Inc.(Note 4)          -        (553,000)

 Sales of short-term investments                            -       2,583,000
                                                         --------   ---------
       Net cash (used in) provided by
       investing activities                              (451,000)  1,492,000
                                                         --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                          14,000,000     760,000

 Repayments of long-term debt                             (61,000)   (809,000)

 Purchase of treasury shares                             (478,000)       -

 Proceeds from exercise of stock options and               20,000       4,000
                                                       ----------     --------
       Net cash provided by (used in) financials       13,481,000     (45,000)
                                                       ----------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,162,000  (1,863,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          2,956,000   7,865,000
                                                       ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $8,118,000  $6,002,000
                                                       ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest Paid                                          $203,000     $344,000
                                                       =========     ========
 Income Taxes Paid                                    $1,243,000     $718,000
                                                       =========     ========

  See notes to consolidated financial statements.















                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended April 30, 1998 and 1997


     1. Organization and Basis of Presentation

     The accompanying  consolidated financial statements as of and for the three month  periods  ended  April 30, 1998 and 1997  include  the  accounts of Hirsch
International  Corp.  ("Hirsch"),   HAPL  Leasing  Co.,  Inc.  ("HAPL"),   Pulse
Microsystems Ltd. ("Pulse"),  Hirsch Equipment  Connection,  Inc. ("HECI"),  and
Tajima USA, Inc. ("TUI") (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and the earnings from January 6, 1998 have been reported as minority interest in the Company's
Consolidated Statements of Income.

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary  to present  fairly the  results of  operations  for each of the three month periods ended April 30, 1998 and 1997, the financial position at April 30,
1998 and cash flows for the three month  periods  ended April 30, 1998 and 1997, respectively.  Such  adjustments  consisted only of normal  recurring items. The
consolidated   financial   statements  and  notes  thereto  should  be  read  in
conjunction  with the  Company's  Annual Report on Form 10-K for the fiscal year ending January 31, 1998 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2. Earnings Per Share

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


     3. Secondary Public Offering

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


     4. Acquisition

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


     5. Comprehensive Income

     Effective  February 1, 1998, the Company has adopted  Financial  Accounting
Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements.
Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the three months ended
April 30, 1998 and 1997.


     6. Inventories, Net



                                                      April 30, 1998                January 31, 1998
                                                      --------------                ----------------


Machines..........................                       $36,518,000                    $29,613,000

Parts.............................                         9,392,000                      6,808,000
                                                      ---------------               ----------------

                                                          45,910,000                     36,421,000

Less: Reserve......................
                                                          (2,255,000)                    (2,255,000)
                                                      ---------------               ----------------

Inventories, net....................                     $43,655,000                    $34,166,000
                                                      ===============               ================


     7. Net Investment in Sales-Type Leases

                                                      April 30, 1998                January 31, 1998
                                                      --------------                ----------------

Total minimum lease payments
  receivable........................                    $12,233,000                    $13,051,000

Estimated residual value of leased
  property (unguaranteed)...........                      5,632,000                      5,224,000

Reserve for estimated uncollectible
  lease payments....................                       (688,000)                      (588,000)

Less: Unearned income...............                     (3,385,000)                    (3,452,000)
                                                      ---------------                ---------------

Net investment......................                     13,792,000                     14,235,000

Less: Current portion...............                     (1,928,000)                    (2,180,000)
                                                      ---------------                ---------------

Non-current portion.................                    $11,864,000                    $12,055,000
                                                      ===============                ===============


     8. Long-Term Debt

                                                      April 30, 1998                January 31, 1998
                                                      --------------                ----------------

Revolving credit facility (A).......                    $14,000,000                   $       -

Mortgage (B)........................                      1,492,000                      1,549,000

Other...............................                         99,000                        103,000
                                                      --------------                 ---------------

Total...............................                     15,591,000                      1,652,000

Less: Current  maturities...........                       (231,000)                      (231,000)
                                                      ---------------                ---------------

Long-term maturities                                    $15,360,000                     $1,421,000
                                                      ===============                ===============

     (A) In September 1997 the Company amended its existing Revolving Credit Facility to provide for a $60,000,000 Revolving Credit Facility for Hirsch and a $10,000,000 Revolving Credit Facility for HAPL (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). In addition to the working capital borrowings illustrated above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $13,619,000 at April 30, 1998.

     (B) On October 27, 1994, Hirsch entered into a ten year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8 percent and is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

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


     Three months ended April 30, 1998 as compared to the three months ended April 30, 1997

     Net Sales. Net sales for the three months ended April 30, 1998 were $37,198,000, an increase of $53,000, or 0.1%, compared to $37,145,000 for fiscal year 1997. The Company believes that the sales level for the three months ended April 30, 1998 is indicative of the continued strong demand for embroidered products, the growth in unit sales of the single-head embroidery machine and the continued strength of "embroidery entrepreneurs" as an integral segment of the marketplace..

     The sale of embroidery machinery represented approximately $29,689,000 or 79.8%, and $31,214,000, or 84.0%, of net sales for the three months ended April 30, 1998 and 1997, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $13,744,000 and $15,945,000, respectively of total embroidery machine sales during the three months ended April 30, 1998 as compared to approximately $11,538,000 and $19,676,000 for the three months ended April 30, 1997, respectively.

     Revenue from the sale of the Company's computer hardware and software, parts, service, application software and embroidery supplies for the three months ended April 30, 1998 aggregated approximately $7,509,000, as compared to $5,931,000 for the three months ended April 30, 1997, which represents an increase of approximately 26.6%. This increase is attributable to the Company's increased penetration into it's recently expanded machine territories. Additionally, technological advances and innovations in embroidery equipment have opened up new marketing opportunities.

     Interest income related to sales-type leases. HAPL's interest income increased 37.0% to $1,271,000 for the three months ended April 30, 1998 from $928,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL's operations and staff, and HAPL'S consummation of a limited liability recourse agreement with third party funding source in the third quarter of fiscal 1998. This limited liability recourse agreement provides for more favorable terms than the non-recourse agreements.

     Cost of Goods Sold. For the three months ended April 30, 1998, cost of goods sold decreased $86,000, or 0.4%, to $24,231,000 from $24,317,000 for the three months ended April 30, 1997. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The increase in Company's gross margin for the three months ended April 30, 1998 as compared to the three months ended April 30, 1997 is attributable to increases in sales of the Company's value added products. Gross margins for the Company's value-added products (i.e., ESW, Pulse, and HAPL) are generally higher than gross margins on the sale of embroidery machinery. For the three months ended April 30, 1998, the revenue contribution of the Company's value-added products was approximately 12.0% of total revenue, an increase of 6.2% as compared to 11.3% for the three months ended April 30, 1997.

     Selling, General and Administrative ("SG&A") Expenses. For the three months ended April 30, 1998 SG&A increased $2,733,000, or 30.7%, to $11,644,000 from
$8,911,000 for the three months ended April 30, 1997. SG&A expenses increased as a percentage of revenues increased to 30.3% from 23.4%. This increase in SG&A as a percentage of revenues is attributable to the Company's investment in its infrastructure to support its expanding operations.

     Interest Expense. Interest expense for the three months ended April 30, 1998 decreased $134,000, or 39.6%, to $204,000 from $338,000 for the three months ended April 30, 1997. This decrease is the result of the Company paying down its outstanding debt in June 1997 with proceeds from the June 1997 Secondary Offering.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% for the three months ended April 30, 1998 as compared to 42.5% for the three months ended April 30, 1997. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the three months ended April 30, 1998 decreased $1,305,000, or 49.9%, to $1,309,000 from $2,614,000 for the three months ended
April 30,  1997.  The net margin  decreased  to 3.4% for the three  months ended
April 30, 1998 from 6.9% for the three months ended April 30, 1997. These decreases are attributable to the increase in SG&A expenses.

     Liquidity and Capital Resources


     Operating Activities and Cash Flows

     The Company's working capital was $55,513,000 at April 30, 1998, increasing $15,344,000, or 38.2%, from $40,169,000, at January 31, 1998. The Company has financed its operations principally through cash generated from operations, long-term financing of certain capital expenditures and the proceeds from Secondary Offerings completed in June 1997 and January 1996 (See Note 3 of Notes to Consolidated Financial Statements). The acquisition of ECI was financed through borrowings against the Company's Revolving Credit Facility (See Note 8A of Notes to Consolidated Financial Statements) although this borrowing was repaid in June 1997 with the proceeds of the June 1997 Secondary Offering.

     During the three months ended April 30, 1998, the Company's cash and cash equivalents increased by $5,162,000 to $8,118,000. Net cash of $7,868,000 was used in the Company's operating activities. Cash provided by increases in the balance of accounts payable and accrued expenses and decreases in net investment in sales-type leases and other assets aggregating approximately $2,142,000 was offset by cash used to increase inventory and accounts receivable, aggregating approximately $10,581,000 and a decrease in trade acceptances payable and income taxes payable of approximately $1,741,000. These changes resulted from expansion of the Company's territories and lines of business during fiscal year 1998 and the three months ended April 30, 1998.

     Cash generated from operations was partially used for the purchase of approximately 50,000 shares of the Company's stock in the open market, at an average cost of approximately $9.50 per share.

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


     Revolving Credit Facility and Borrowings

     In September 1997 the Company's Revolving Credit Facility (the "Facility") was amended to increase the borrowing level from $30,000,000 to $60,000,000 for Hirsch and provide a $10,000,000 Revolving Credit Facility for HAPL. The Facility, which now includes a third bank, is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $13,619,000 at April 30, 1998. During the first quarter ended April 30, 1998, the Company borrowed $14,000,000 as working capital loans against the Facility, all of which was outstanding against this Facility at April 30, 1998.

     HAPL sells substantially all of its leases to financial institutions on either a non-recourse basis or a limited-liability recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $156,593,000 in lease agreements as of April 30, 1998. To date, approximately $144,437,000, or 90.5%, of the leases written have been sold to third-party financial institutions.

     On January 27, 1994, Hirsch entered into a ten year, $2,295,000 Mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     Future Capital Requirements

     The Company believes that the net proceeds from the June 1997 Secondary Offering (See Note 3 of Notes to Consolidated Financial Statements) its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.


     Year 2000 Date Conversion

     The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

     Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000. The program includes a focus on internal policies, methods and tools, as well as coordination with customers and suppliers.

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

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits


     *3.1 Restated Certificate of Incorporation of the Registrant

     **3.2 Amended and Restated By-Laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     27.1 Financial Data Schedule


     (b) Reports on Form 8-K

     None.

 ----------------------

     *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

     **Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

     ***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HIRSCH INTERNATIONAL CORP.
                                       (Registrant)



                                      /s/Henry Arnberg
                                      -----------------------------
                                      Henry Arnberg
                                      President and Chief Executive Officer



                                      /s/Paul Levine
                                      ----------------------------
                                      Paul Levine
                                      Executive Vice President,
                                        Chief Operating Officer and Secretary

Dated:  June 15, 1998