Form 10-Q
period 1998-07-31
HIRSCH INTERNATIONAL CORP
filed 1998-09-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 10, 1998:

            Class of                                       Number of
         Common Equity                                      Shares
         -------------                                     ---------
       Class A Common Stock,                              6,724,880
        par value $.01
       Class B Common Stock,                              2,668,139
        par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                       Page No.


Part I.  Financial Information


  Item 1. Consolidated Financial Statements


          Consolidated Balance Sheets - July 31, 1998
          and January 31, 1998                                            3-4

          Consolidated Statements of Income for the Six and
          Three Months Ended July 31, 1998 and 1997                         5

          Consolidated Statements of Cash Flows for the Six
          Months Ended July 31, 1998 and 1997                             6-7

          Notes to Consolidated Financial Statements                     8-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11-14



Part II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders           15-16

  Item 6  Exhibits                                                         16

          Signatures                                                       17

                         Part I - Financial Information

                   Item 1. Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  July 31,       January 31,
                                                  --------       -----------
                                                    1998             1998
                                                (Unaudited)


ASSETS
CURRENT ASSETS:

Cash and Cash Equivalents                        $7,772,000       $2,956,000

Accounts Receivable, Net                         32,820,000       34,427,000

Net investment in sales-type leases,
   current portion (Note 7)                       2,161,000        2,180,000

Inventories, net (Note 6)                        43,303,000       34,166,000

Prepaid taxes                                       201,000              -

Other current assets                              2,911,000        3,284,000
                                                 ----------       ----------

     Total current assets                        89,168,000       77,013,000
                                                 ----------       ----------


NET INVESTMENT IN SALES-TYPE LEASES
 noncurrent portion (Note 7)                     12,440,000       12,055,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
 net of accumulated amortization of
 approximately $2,204,000 and $1,581,000,
 respectively (Note 4)                           15,477,000       15,979,000

PURCHASED TECHNOLOGIES, net of accumulated
 amortization of approximately $845,000
 and $749,000, respectively                         494,000          590,000

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation and amortization        8,218,000        7,193,000

OTHER ASSETS                                      1,800,000        2,002,000
                                                  ---------       ----------

TOTAL ASSETS                                   $127,597,000     $114,832,000
                                               ============     ============



     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  July 31,       January 31,
                                                  --------       -----------
                                                    1998             1998
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Trade acceptances payable                        $8,208,000      $15,286,000

Accounts payable and accrued expenses            19,621,000       20,592,000

Current maturities of long-term debt (Note 8)       246,000          231,000

Income taxes payable                                     -           735,000
                                                 ----------       ----------

     Total current liabilities                   28,075,000       36,844,000

LONG-TERM DEBT, less current
  maturities (Note 8)                            22,275,000        1,421,000
                                                 ----------       ----------

     Total liabilities                           50,350,000       38,265,000
                                                 ----------       ----------

MINORITY INTEREST (NOTE 1)                        1,073,000          944,000
                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 2 and 3)

Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                       -

Class A common stock,
   $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,815,000
   and 6,811,000 shares, respectively                68,000           68,000

Class B common stock,
   $.01 par value; authorized: 3,000,000 shares,
    outstanding: 2,668,000 shares                    27,000           27,000

Additional paid-in capital                       41,397,000       41,377,000

Retained Earnings                                35,510,000       34,151,000
                                                 ----------       ----------
                                                 77,002,000       75,623,000
Less: Treasury stock, at cost; 90,000 shares
   at July 31, 1998                                 828,000           -
                                                 ----------       ----------

     Total stockholders' equity                  76,174,000       75,623,000
                                                 ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $127,597,000    $114,832,000
                                                ============     ===========

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)





                                                            SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                July 31,                  July 31,
                                                          ---------------------       -------------------
                                                            1998           1997        1998          1997


REVENUES:
  Net Sales                                              $68,587,000    $78,126,000  $31,389,000 $40,981,000
  Interest income related to sales-type leases             2,550,000      2,135,000    1,279,000   1,207,000
                                                          ----------     ----------   ----------   ---------
        Total revenue                                     71,137,000     80,261,000   32,668,000  42,188,000
                                                          ----------     ----------   ----------   ---------
EXPENSES:
Cost of goods sold                                        45,190,000     50,932,000   20,959,000  26,615,000
Selling, general and administrative expenses              22,607,000     18,974,000   10,963,000  10,063,000
Interest expense                                             540,000        594,000      336,000     256,000
Other expense (income)                                       212,000         (3,000)     222,000      36,000
                                                          ----------      ---------    ---------   ---------

        Total expenses                                    68,549,000     70,497,000   32,480,000  36,970,000
                                                          ----------     ----------   ----------   ---------

INCOME BEFORE PROVISION FOR INCOME
 TAXES AND MINORITY INTEREST IN NET
 EARNINGS OF CONSOLIDATED SUBSIDIARY                       2,588,000      9,764,000      188,000   5,218,000

PROVISION FOR INCOME TAXES                                 1,100,000      4,149,000       80,000   2,217,000

MINORITY INTEREST IN NET EARNINGS
 OF CONSOLIDATED SUBSIDIARY (Note  1)                        129,000          -           58,000       -
                                                          ----------     ----------    ---------   ---------

NET INCOME                                                $1,359,000     $5,615,000      $50,000  $3,001,000
                                                          ==========     ==========    =========  ==========


EARNINGS PER SHARE:
 Basic                                                       $0.14         $0.67          $0.01       $0.34
                                                             =====         =====          =====       =====
 Diluted                                                     $0.14         $0.65          $0.01       $0.33
                                                             =====         =====          =====       =====

WEIGHTED AVERAGE NUMBER OF SHARES
 IN THE CALCULATION OF EARNINGS
 PER SHARE (Note 2)
  Basic                                                   9,434,000       8,429,000     9,409,000   8,796,000
                                                          =========       =========     =========   =========
  Diluted                                                 9,485,000       8,680,000     9,449,000   9,105,000
                                                          =========       =========     =========   =========



     See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Six months ended
                                                                   July 31,
                                                            ---------------------
                                                             1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                $1,359,000    $5,615,000

 Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                              1,745,000     1,362,000

  Provision for reserves                                       695,000         -

  Deferred income taxes                                       (127,000)        -

  Minority interest                                            129,000         -

 Changes in assets and liabilities:

  Accounts receivable                                        1,260,000   (12,653,000)

  Net investment in sales-type leases                         (606,000)   (6,212,000)

  Inventories                                              (10,474,000)   (7,203,000)

  Prepaid taxes                                               (201,000)        -

  Other assets                                                 523,000      (809,000)

  Trade acceptances payable                                 (7,078,000)    2,842,000

  Accounts payable and accrued expenses                     (1,094,000)    1,398,000

  Income taxes payable                                        (735,000)       97,000
                                                            ----------    ----------
       Net cash used in operating activities               (14,604,000)  (15,563,000)
                                                            ----------    ----------



  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                                 July 31,
                                                         ---------------------
                                                         1998             1997


CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                   (641,000)      (728,000)

 Acquisition of Equipment Connection, Inc. (Note 4)         -          (553,000)

 Sales of short-term investments                            -         2,583,000
                                                        ---------     ---------
       Net cash (used in) provided by
       investing activities                             (641,000)     1,302,000
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                         21,000,000      3,761,000

 Repayments of long-term debt                           (131,000)   (17,800,000)

 Proceeds from public offering                               -       24,315,000

 Purchase of treasury shares                            (828,000)         -

 Issuance of stock and exercise of stock
  options and warrants                                    20,000      1,023,000
                                                      -----------    ----------
       Net cash provided by financing activities      20,061,000     11,299,000
                                                      -----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       4,816,000     (2,962,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         2,956,000      7,865,000
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $7,772,000     $4,903,000
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest Paid                                          $540,000       $604,000
                                                      ==========     ==========
 Income Taxes Paid                                    $2,190,000     $4,066,000
                                                      ==========     ==========



  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                Six and Three Months Ended July 31, 1998 and 1997


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the six and three month periods ended July 31, 1998 and 1997 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial statement purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheets and the earnings from January 6, 1998 have been reported as minority interest in the Company's Consolidated Statements of Income.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the six and three month periods ended July 31, 1998 and 1997, the financial position at July 31, 1998 and cash flows for the six month periods ended July 31, 1998 and 1997, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1998 as filed with the Securities and Exchange Commission.

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

     5. Comprehensive Income

     Effective February 1, 1998, the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements. Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the six and three months ended July 31, 1998 and 1997.


     6. Inventories, Net



                                                           July 31, 1998                January 31, 1998
                                                           -------------                ----------------


Machines........................................             $35,670,000                    $29,613,000

Parts...........................................               9,996,000                      6,808,000
                                                   ----------------------         ----------------------
                                                              45,666,000                     36,421,000

Less:  Reserve..................................              (2,363,000)                    (2,255,000)
                                                   ----------------------         ----------------------

Inventories, net................................             $43,303,000                    $34,166,000
                                                   ======================         ======================




7.    Net Investment in Sales-Type Leases

                                                          July 31, 1998                 January 31, 1998
                                                          -------------                 ----------------

Total minimum lease payments
  receivable....................................             $12,802,000                    $13,051,000

Estimated residual value of leased
  property (unguaranteed).......................               6,169,000                      5,224,000

Reserve for estimated uncollectible lease
  payments......................................                (828,000)                      (588,000)

Less: Unearned income...........................              (3,542,000)                    (3,452,000)
                                                   ----------------------         ----------------------

Net investment..................................               14,601,000                     14,235,000

Less: Current portion...........................               (2,161,000)                    (2,180,000)
                                                   ----------------------         ----------------------

Non-current portion.............................              $12,440,000                    $12,055,000
                                                   ======================         ======================


8.    Long-term Debt

                                                                 July 31, 1998         January 31, 1998
                                                                 -------------          ----------------


Revolving credit facility (A)..................                   $21,000,000              $       -

Mortgage (B)...................................                     1,434,000                 1,549,000

Other..........................................                        87,000                   103,000
                                                             ------------------       ------------------

Total..........................................                    22,521,000                1,652,000

Less: Current maturities.......................                      (246,000)                (231,000)
                                                            -------------------      -------------------

Long-term maturities                                               $22,275,000               $1,421,000
                                                            ===================      ====================


     (A) In September 1997 the Company amended its existing Revolving Credit Facility to provide for a $60,000,000 Revolving Credit Facility for Hirsch and a $10,000,000 Revolving Credit Facility for HAPL (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). In addition to the working capital borrowings illustrated above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $8,208,000 at July 31, 1998.

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


     Six and Three months ended July 31, 1998 as compared to the Six and Three months ended July 31, 1997

     Net Sales. Net sales for the six and three months ended July 31, 1998 were $68,587,000 and $31,389,000, a decrease of $9,539,000 and $9,592,000, or 12.2%
and 23.4%, compared to $78,126,000 and $40,981,000 for the six and three months ended July 31, 1997. The Company believes that the reduction in the sales level for the six and three months ended July 31, 1998 is attributable to a weakening in the apparel industry. In addition, there was a significant reduction in sales dollars as a result of the strong dollar/yen exchange rate.

     The sale of new embroidery machinery represented approximately $53,098,000, or 77.4% and $24,468,000, or 78.0%, and $63,500,000, or 81.3% and $32,287,000,
or 78.8%, of net sales for the six and three months ended July 31, 1998 and 1997, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $24,857,000 and its $28,241,000, and $11,603,000 and $12,865,000, respectively of total embroidery machine sales during the six and three months ended July 31, 1998 as compared to approximately $25,537,000 and $37,963,000, and $14,000,000 and $18,287,000 for the six and three months ended July 31, 1997, respectively.

     Revenue from the sale of the Company's computer hardware and software, used machines, parts, service, application software and embroidery supplies for the six and three months ended July 31, 1998 aggregated approximately $15,489,000 and $6,921,000, as compared to $14,626,000 and $8,694,000 for the six and three months ended July 31, 1997.

     Interest income related to sales-type leases. HAPL's interest income increased 19.4% and 6.0% to $2,550,000 and $1,279,000 for the six and three months ended July 31, 1998 from $2,135,000 and $1,207,000 for the comparable periods of the prior year. This increase is a result of the continued expansion of HAPL's operations. Their diversified leasing programs have resulted in a 21.5% and 24.3% increase in the percentage of equipment deals leased to 46.4% and 45.5% of equipment sales for the six and three month period ended July 31, 1998 from 38.2% and 36.6% of equipment sales for the comparable period of the prior year, respectively. This is primarily attributable to HAPL'S increasing use of a limited liability recourse agreement consummated with third party funding source in the third quarter of fiscal 1998. This limited liability recourse agreement provides for more favorable terms than non-recourse agreements.

     Cost of Goods Sold. For the six and three months ended July 31, 1998, cost of goods sold decreased $5,742,000 and $5,656,000, or 11.3% and 21.3%, to
$45,190,000  and  $20,959,000  from  $50,932,000 and $26,615,000 for the six and three months ended July 31, 1997. Historically, the fluctuation of the dollar against the yen has had a limited effect on new Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. However, the recent devaluation of the yen as compared to the U.S. dollar has resulted in tighter margins as Hirsch has lowered sales prices in order to remain competitive. The Company will continue to purchase forward exchange contacts to hedge this potential risk.

     The Company's gross margin for the six months ended July 31, 1998 have remained consistent as compared to the six months ended July 31, 1997. However, the Company's gross margin has decreased to 35.8% for the three months ended July 31, 1998 as compared to 36.9% for the three months ended July 31, 1997. This decrease is primarily attributable to reduced margins obtained on sales of used machines due to the unfavorable exchange rate.

     Selling, General and Administrative ("SG&A") Expenses. For the six and three months ended July 31, 1998 SG&A increased $3,633,000 and $900,000, or 19.1% and 8.9%, to $22,607,000 and $10,963,000 from $18,974,000 and $10,063,000 for the six and three months ended July 31, 1997. SG&A expenses increased as a percentage of revenues increased to 31.8% and 33.6% from 23.6% and 23.9%. This increase in SG&A as a percentage of revenues is attributable to the Company's investment in its infrastructure to support anticipated sales levels. Based upon the decrease in actual results, the Company has developed and implemented a cost-containment plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. This will bring the Company's expenses more in line with revised sales expectations. The Company has also retained the services of an outside consultant to assist in the evaluation of our internal systems and cost structure.


     Interest Expense. Interest expense for the six months ended July 31, 1998 decreased $54,000, or 9.0%, to $540,000 from $594,000 for the six months ended July 31, 1997. For the three months ended July 31, 1998 interest expense increased $80,000, or 31.3%, to $336,000 from $256,000 for the three months ended July 31, 1997. This decrease for the comparative six months and increase for the comparative three months is the result of the Company paying down its outstanding debt in June 1997 with proceeds from the June 1997 Secondary Offering, offset by working capital borrowings outstanding during the six months ended July 31, 1998.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% and 42.6% for the six and three months ended July 31, 1998 as compared to 42.5% for the six and three months ended July 31, 1997. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the six and three months ended July 31, 1998 decreased $4,256,000 and $2,951,000, or 75.8% and 98.3%, to $1,359,000 and
$50,000 from $5,615,000 and $3,001,000 for the six and three months ended July 31, 1997. These decreases are attributable to the decrease in net sales and the increase in SG&A expenses.

     Liquidity and Capital Resources


     Operating Activities and Cash Flows

     The Company's working capital was $61,093,000 at July 31, 1998, increasing $20,924,000, or 52.1%, from $40,169,000, at January 31, 1998. The Company has financed its operations principally through long-term financing of certain capital expenditures, the proceeds from Secondary Offerings completed in June 1997 (See Note 3 of Notes to Consolidated Financial Statements) and working capital borrowings under its Revolving Line of Credit Agreement. The acquisition of ECI was financed through borrowings against the Company's Revolving Credit Facility (See Note 8 of Notes to Consolidated Financial Statements) although this borrowing was repaid in June 1997 with the proceeds of the June 1997 Secondary Offering.

     During the six and three months ended July 31, 1998, the Company's cash and cash equivalents increased by $4,816,000 to $7,772,000. Net cash of $14,604,000 was used in the Company's operating activities. Cash used to increase inventory, net investment in sales-type leases and prepaid taxes, aggregating approximately $11,281,000 and decreases in trade acceptances payable, accounts payable and accrued expenses and income taxes payable of approximately $8,907,000 was offset by cash provided by decreases in the balance of accounts receivable and other assets aggregating approximately $1,783,000. These changes resulted from expansion of the Company's territories and lines of business during fiscal year 1998 and the six and three months ended July 31, 1998 and the increase in inventory resulting from the reduced sales levels.


     Cash generated from operations was partially used for the purchase of approximately 90,000 shares of the Company's stock in the open market during the six months ended July 31, 1998, at an average cost of approximately $9.20 per share.

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

     Revolving Credit Facility and Borrowings

     In September 1997 the Company's Revolving Credit Facility (the "Facility") was amended to increase the borrowing level from $30,000,000 to $60,000,000 for Hirsch and provide a $10,000,000 Revolving Credit Facility for HAPL. The Facility, which now includes a third bank, is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $8,208,000 at July 31, 1998. During the six months ended July 31, 1998 the Company borrowed approximately $21,000,000 as working capital loans against the Facility, all of which was outstanding against this Facility at July 31, 1998.

     HAPL sells substantially all of its leases to financial institutions on either a non-recourse basis or a limited-liability recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $169,696,000 in lease agreements as of July 31, 1998. To date, approximately $154,097,000, or 90.8%, of the leases consummated have been sold to third-party financial institutions.

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

                           PART II- OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) On June 19, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (c) At the Meeting, the Stockholders elected Marvin Broitman, Ronald Krasnitz and Douglas Schenendorf as Class A directors and Henry Arnberg, Herbert
M. Gardner, Paul Levine and Tas Tsonis as Class B directors. The results of the voting were as follows:

                                Class A Directors

                                              Number of Votes                     Number of Votes
               Name                            Cast in Favor                        Cast Against


          Marvin Broitman                        5,234,311                            506,682
          Ronald Krasnitz                        5,234,611                            506,382
        Douglas Schenendorf                      5,238,958                            502,035

                                Class B Directors

               Name                           Number of Votes                     Number of Votes
                                               Cast in Favor                        Cast Against

           Henry Arnberg                         2,543,139                               0
        Herbert M. Gardner                       2,543,139                               0
            Paul Levine                          2,543,139                               0
            Tas Tsonis                           2,543,139                               0


     At the Meeting, the Stockholders did not approve the proposal to amend the Company's Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 750,000 to 1,050,000. The results of the voting were as follows:


     Number of Votes             Number of Votes            Number of Votes            Number of Broker
      Cast in Favor               Cast Against                 Abstained                  Non-Votes

        1,388,823                   1,425,248                  2,569,344                  2,900,717

     At the Meeting, the Stockholders approved the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending January 31, 1999. The results of the voting were as follows:


          Number of Votes                     Number of Votes                     Number of Votes
           Cast in Favor                        Cast Against                         Abstained


             8,227,687                             20,793                              35,652


     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     *3.1 Restated Certificate of Incorporation of Registrant

     **3.2 Amended and Restated By-Laws of Registrant

     10.1 Amendment to Martin Krasnitz Employment Agreement

     27.1 Financial Data Schedule

--------

     * Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997. ** Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HIRSCH INTERNATIONAL CORP.
                                   -----------------------------
                                   Registrant

                               By: /s/Henry Arnberg
                                   -----------------------------
                                   Henry Arnberg, President and
                                   Chief Executive Officer


                              By:  /s/Kenneth Shifrin
                                   -----------------------------
                                   Kenneth Shifrin,
                                   Chief Financial Officer

Dated:  September 14, 1998