Form 10-Q
period 1998-10-31
HIRSCH INTERNATIONAL CORP
filed 1998-12-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________.

     Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

      Delaware                                           11-2230715
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 1998


                Class of                                 Number of
             Common Equity                                 Shares

             Class A Common Stock,                       6,815,180
               par value $.01

             Class B Common Stock,                       2,668,139
               par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                          Page No.


Part I.  Financial Information


         Item 1.  Consolidated Financial Statements


                           Consolidated Balance Sheets - October 31, 1998
                           and January 31, 1998                                            3-4

                           Consolidated Statements of Income for the Nine and
                           Three Months Ended October 31, 1998 and 1997                      5

                           Consolidated Statements of Cash Flows for the Nine
                           Months Ended October 31, 1998 and 1997                          6-7

                           Notes to Consolidated Financial Statements                     8-11

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 12-16



Part II.  Other Information                                                                 17

          Signatures                                                                        18


     Part I - Financial Information

     Item 1. Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                October 31,      January 31,
                                                    1998             1998
                                                -----------      -----------
                                                (Unaudited)

ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents                      $2,531,000       $2,956,000

  Accounts Receivable, Net                       31,026,000       34,427,000

  Net investment in sales-type leases,
   current portion (Note 7)                       2,168,000        2,180,000

  Inventories, net (Note 6)                      44,350,000       34,166,000

  Prepaid taxes                                     396,000              -

  Other current assets                            2,898,000        3,284,000
                                                 ----------       ----------

     Total current assets                        83,369,000       77,013,000
                                                 ----------       ----------

NET INVESTMENT IN SALES-TYPE LEASES,
 noncurrent portion (Note 7)                     11,968,000       12,055,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
 net of accumulated amortization of
 approximately $2,517,000 and $1,581,000,
 respectively (Note 4)                           15,164,000       15,979,000

PURCHASED TECHNOLOGIES, net of accumulated
 amortization of approximately $893,000
 and $749,000, respectively                         446,000          590,000

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation and amortization        8,064,000        7,193,000

OTHER ASSETS                                      1,709,000        2,002,000
                                                  ---------        ---------

TOTAL ASSETS                                   $120,720,000     $114,832,000
                                               ============     ============




     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                October 31,      January 31,
                                                    1998             1998
                                                -----------      -----------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Trade acceptances payable                        $9,103,000      $15,286,000

  Accounts payable and accrued expenses            18,322,000       20,592,000

  Current maturities of long-term debt (Note 8)       252,000          231,000

  Income taxes payable                                      -          735,000
                                                  -----------      -----------

      Total current liabilities                    27,677,000       36,844,000

LONG-TERM DEBT, less current
   maturities (Note 8)                             15,202,000        1,421,000
                                                  -----------      -----------

      Total liabilities                            42,879,000       38,265,000
                                                  -----------      -----------
MINORITY INTEREST (Note 1)                          1,261,000          944,000
                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 2 and 3)

Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                     -                  -

Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,815,000
   and 6,811,000 shares, respectively                 68,000           68,000

Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares    27,000           27,000

Additional paid-in capital                        41,397,000       41,377,000

Retained Earnings                                 35,916,000       34,151,000
                                                  ----------       ----------
                                                  77,408,000       75,623,000
Less: Treasury stock, at cost; 90,000 shares
   at October 31, 1998                               828,000            -
                                                  ----------       ----------
     Total stockholders' equity                   76,580,000       75,623,000
                                                  ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $120,720,000     $114,832,000
                                                  ==========      ===========


     See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                   October 31,                     October 31,
                                                1998           1997         1998             1997

REVENUES:
Net Sales                                    $98,092,000     $115,392,000    $29,505,000    $37,266,000
Interest income related to sales-type leases   4,320,000        3,976,000      1,770,000      1,841,000
                                             -----------      -----------     ----------     ----------
        Total revenue                        102,412,000      119,368,000     31,275,000     39,107,000
                                             -----------      -----------     ----------     ----------
EXPENSES:
Cost of goods sold                            64,788,000       75,240,000     19,598,000     24,308,000
Selling, general and administrative expenses  32,648,000       29,597,000     10,041,000     10,623,000
Interest expense                               1,017,000          733,000        477,000        139,000
Other expense (income)                           337,000           (8,000)       125,000         (5,000)
                                              ----------      -----------     ----------     ----------
        Total expenses                        98,790,000      105,562,000     30,241,000     35,065,000
                                              ----------      -----------     ----------     ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES AND MINORITY INTEREST IN NET
 EARNINGS OF CONSOLIDATED SUBSIDIARY           3,622,000       13,806,000      1,034,000      4,042,000

PROVISION FOR INCOME TAXES                     1,540,000        5,862,000        440,000      1,713,000

MINORITY INTEREST IN NET EARNINGS
 OF CONSOLIDATED SUBSIDIARY (Note 1)             317,000             -           188,000          -
                                              ----------       ----------      ---------     ----------
NET INCOME                                    $1,765,000       $7,944,000       $406,000     $2,329,000
                                              ==========       ==========      =========     ==========

EARNINGS PER SHARE:
Basic                                             $0.19            $0.90          $0.04         $0.25
Diluted                                           $0.19            $0.88          $0.04         $0.24
                                              ==========       ==========      =========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 IN THE CALCULATION OF EARNINGS
 PER SHARE (Note 2)
  Basic                                        9,420,000        8,778,000      9,392,000     9,464,000
                                              ==========       ==========      =========     =========
  Diluted                                      9,454,000        9,040,000      9,392,000     9,769,000
                                              ==========       ==========      =========     =========


     See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Nine months ended
                                                                 October 31,
                                                             --------------------
                                                            1998              1997
                                                            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                               $1,765,000    $7,944,000

 Adjustments to reconcile net income to net cash used in operating activities:

  Depreciation and amortization                            2,771,000     2,165,000

  Provision for reserves                                     960,000       100,000

  Deferred income taxes                                     (127,000)          -

  Minority interest                                          317,000           -

 Changes in assets and liabilities:

  Accounts receivable                                       2,989,000  (19,732,000)

  Net investment in sales-type leases                        (341,000)  (2,677,000)

  Inventories                                             (11,521,000)  (8,687,000)

  Prepaid taxes                                              (396,000)        -

  Other assets                                                534,000     (555,000)

  Trade acceptances payable                                (6,183,000)    (692,000)

  Accounts payable and accrued expenses                    (2,391,000)   7,177,000

  Income taxes payable                                       (735,000)    (347,000)
                                                          ------------  ------------
       Net cash used in operating activities              (12,358,000) (15,304,000)
                                                          ------------  ------------



  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Nine months ended
                                                                  October 31,
                                                            1998             1997


CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                      (1,061,000)   (1,427,000)

 Acquisition of Equipment Connection, Inc.(Note 4)              -          (553,000)

 Sales of short-term investments                                -         2,583,000
                                                           -----------  ------------
       Net cash (used in) provided by
          investing activities                             (1,061,000)      603,000
                                                           -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                              21,000,000    11,729,000

 Repayments of long-term debt                              (7,198,000)  (25,800,000)

 Proceeds from public offering                                 -         24,315,000

 Purchase of treasury shares                                 (828,000)        -

 Issuance of stock and exercise of stock
   options and warrants                                        20,000     1,111,000
                                                           -----------   -----------
   Net cash provided by financing activities               12,994,000    11,355,000
                                                           -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                        (425,000)   (3,346,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,956,000     7,865,000
                                                           -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $2,531,000    $4,519,000
                                                           ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest Paid                                              $1,019,000     $741,000
                                                            ==========   ==========
 Income Taxes Paid                                          $2,828,000   $6,264,000
                                                            ==========   ==========


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Nine and Three Months Ended October 31, 1998 and 1997


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the nine and three month periods ended October 31, 1998 and 1997 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company").

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the nine and three month periods ended October 31, 1998 and 1997, the financial position at October 31, 1998 and cash flows for the nine month periods ended October 31, 1998 and 1997, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1998 as filed with the Securities and Exchange Commission.

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

     5. Comprehensive Income

     Effective February 1, 1998, the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements. Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the nine and three months ended October 31, 1998 and 1997.


     6. Inventories, Net

                                                          October 31, 1998               January 31, 1998
Machines.........................................            $38,038,000                    $29,613,000

Parts............................................              8,675,000                      6,808,000
                                                           -------------                  -------------

                                                              46,713,000                     36,421,000

Less:  Reserve...................................             (2,363,000)                    (2,255,000)
                                                           -------------                  -------------

Inventories, net..................................           $44,350,000                    $34,166,000
                                                           =============                  =============


     7. Net Investment in Sales-Type Leases



                                                          October 31, 1998               January 31, 1998

Total minimum lease payments
  receivable.....................................            $11,578,000                    $13,051,000

Estimated residual value of leased property
  (unguaranteed).................................              6,544,000                      5,224,000

Reserve for estimated uncollectible lease
  payments.......................................             (1,028,000)                      (588,000)

Less: Unearned income............................             (2,958,000)                    (3,452,000)
                                                          --------------                  -------------

Net investment...................................             14,136,000                     14,235,000

Less: Current portion............................             (2,168,000)                    (2,180,000)
                                                          --------------                  -------------

Non-current portion..............................            $11,968,000                    $12,055,000
                                                          ==============                  =============




     8. Long-term Debt


                                                         October 31, 1998               January 31, 1998
Revolving credit facility (A)...................            $14,000,000                    $     -

Mortgage (B)....................................              1,377,000                      1,549,000

Other...........................................                 77,000                        103,000
                                                           -------------                 -------------

Total...........................................             15,454,000                      1,652,000

Less: Current maturities........................               (252,000)                      (231,000)
                                                           -------------                --------------

Long-term maturities                                         $15,202,000                    $1,421,000
                                                           =============                ===============


     (A) In September 1997 the Company amended its existing Revolving Credit Facility to provide for a $60,000,000 Revolving Credit Facility for Hirsch and a $10,000,000 Revolving Credit Facility for HAPL (the "Facility"). The Facility is for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). In addition to the working capital borrowings illustrated above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $9,103,000 at October 31, 1998.

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


     Nine and Three months ended October 31, 1998 as compared to the Nine and Three months ended October 31, 1997

     Net Sales. Net sales for the nine and three months ended October 31, 1998 were $98,092,000 and $29,505,000, a decrease of $17,300,000 and $7,761,000, or
15.0% and 20.8%, compared to $115,392,000 and $37,266,000 for the nine and three months ended October 31, 1997. The Company believes that the reduction in the sales level for the nine and three months ended October 31, 1998 is attributable to a softening of demand for new large (six-head "DC" models through thirty-head models) machines. In addition, there was a significant reduction in sales dollars during the second quarter of fiscal 1999 as a result of the strong dollar/yen exchange rate.

     The sale of new embroidery machinery represented approximately $74,609,000, or 76.1% and $21,511,000, or 72.9%, and $96,231,000, or 83.4% and $32,731,000,
or 87.8%, of net sales for the nine and three months ended October 31, 1998 and 1997, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $36,804,000 and $37,805,000 and $11,947,000 and $9,564,000, respectively of total embroidery machine sales during the nine and three months ended October 31, 1998 as compared to approximately $39,266,000 and $56,965,000, and $13,728,000 and $19,003,000, respectively for the nine and three months ended October 31, 1997, respectively.

     Revenue from the sale of the Company's computer hardware and software, used machines, parts, service, application software and embroidery supplies for the nine and three months ended October 31, 1998 aggregated approximately $23,483,000 and $7,994,000, as compared to $19,161,000 and $4,535,000 for the nine and three months ended October 31, 1997.

     Interest income related to sales-type leases. HAPL's interest income increased 8.7% and decreased 3.9% to $4,320,000 and $1,770,000 for the nine and three months ended October 31, 1998 from $3,976,000 and $1,841,000 for the comparable periods of the prior year. This nine month increase is a result of the continued expansion of HAPL's operations. Their diversified leasing programs have resulted in a 31.4% and 55.5% increase in the percentage of equipment deals leased to 45.2% and 41.2% of equipment sales for the nine and three month period ended October 31, 1998 from 34.4% and 26.5% of equipment sales for the comparable period of the prior year. This is primarily attributable to HAPL'S increasing use of a limited liability recourse agreement consummated with third party funding source in the third quarter of fiscal 1998. This limited liability recourse agreement provides for more favorable terms than non-recourse agreements.

     Cost of Goods Sold. For the nine and three months ended October 31, 1998, cost of goods sold decreased $10,452,000 and $4,710,000, or 13.9% and 19.4%, to $64,788,000 and $19,598,000 from $75,240,000 and $24,308,000 for the nine and three months ended October 31, 1997. Historically, the fluctuation of the dollar against the yen has had a limited effect on new Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues.

     The Company's gross margin for the nine months ended October 31, 1998 has remained consistent as compared to the nine months ended October 31, 1997. The small decrease in the Company's gross margin for the three months ended October 31, 1998 to 37.3% as compared to 37.8% for the three months ended October 31, 1997 is primarily attributable to an increase in sales of used embroidery machines, which typically yields lower gross margins than those obtained in the sale of new embroidery machines.

     Selling, General and Administrative ("SG&A") Expenses. For the nine months ended October 31, 1998 SG&A expenses increased $3,051,000, or 10.3%, to $32,648,000 from $29,597,000 for the nine months ended October 31, 1997. For the three months ended October 31, 1998 SG&A expenses decreased $582,000, or 5.5%, to $10,041,000 from $10,623,000 for the three months ended October 31, 1997. SG&A expenses increased as a percentage of revenues to 31.9% and 32.1% for the nine and three months ended October 31, 1998 from 24.8% and 27.2% for the nine and three months ended October 31, 1997. The increase in SG&A as a percentage of revenues for the nine and three months ended October 31, 1998 as compared to the nine and three months October 31,1997 is attributable to the Company's investment in its infrastructure to support anticipated sales levels. Based upon the decrease in actual results, the Company has developed and implemented a cost-containment plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. This will bring the Company's expenses more in line with revised sales expectations. The decrease in SG&A for the three months ended October 31, 1998 as compared to the three months ended October 31, 1997 is reflective of the initiation of this cost-containment plan.

     Interest Expense. Interest expense for the nine and three months ended October 31, 1998 increased $284,000 and $338,000, or 38.7% and 243.2%, to
$1,017,000 and $477,000 from $733,000 and $139,000 for the nine and three months ended October 31, 1997. This increase in interest expense is the result of working capital borrowings outstanding against the Company's Revolving Credit Facility during the nine and three months ended October 31, 1998.

     Provision for income taxes. The provision for income taxes reflected an effective tax rate of approximately 42.5% and 42.6% for the nine and three months ended October 31, 1998 as compared to 42.5% and 42.4% for the nine and three months ended October 31, 1997. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The principal components of the deferred income tax assets result from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net Income. Net Income for the nine and three months ended October 31, 1998 decreased $6,179,000 and $1,923,000, or 77.8% and 82.6%, to $1,765,000 and
$406,000 from $7,944,000 and $2,329,000 for the nine and three months ended October 31, 1997. These decreases are attributable to the decrease in net sales for the nine and three months ended October 31, 1998 and the increase in SG&A expenses for the nine months ended October 31, 1998.

     Liquidity and Capital Resources


     Operating Activities and Cash Flows

     The Company's working capital was $55,692,000 at October 31, 1998, increasing $15,523,000, or 38.6%, from $40,169,000, at January 31, 1998. The
Company has financed its operations principally through long-term financing of certain capital expenditures, the proceeds from Secondary Offerings completed in June 1997 (See Note 3 of Notes to Consolidated Financial Statements) and working capital borrowings under its Revolving Line of Credit Agreement. The acquisition of ECI was financed through borrowings against the Company's Revolving Credit Facility (See Note 8 of Notes to Consolidated Financial Statements) although this borrowing was repaid in June 1997 with the proceeds of the June 1997 Secondary Offering.

     During the nine and three months ended October 31, 1998, the Company's cash and cash equivalents decreased by $425,000 to $2,531,000. Net cash of
$12,358,000 was used in the Company's operating activities. Cash used to increase inventory, net investment in sales-type leases and prepaid taxes, aggregating approximately $12,258,000 and decreases in trade acceptances payable, accounts payable and accrued expenses and income taxes payable of approximately $9,309,000 was offset by cash provided by decreases in the balance of accounts receivable and other assets aggregating approximately $3,523,000. These changes resulted from expansion of the Company's territories and lines of business during fiscal year 1998 and the nine and three months ended October 31, 1998 and the increase in inventory resulting from the reduced sales levels.

     Cash generated from operations was partially used for the purchase of approximately 90,000 shares of the Company's stock in the open market during the nine months ended October 31, 1998, at an average cost of approximately $9.20 per share.

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

     Revolving Credit Facility and Borrowings

     In September 1997 the Company's Revolving Credit Facility (the "Facility") was amended to increase the borrowing level from $30,000,000 to $60,000,000 for Hirsch and provide a $10,000,000 Revolving Credit Facility for HAPL. The Facility, which now includes a third bank, is to be used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels as defined. The Facility also provides a $20,000,000 sub-limit to finance acquisitions (as defined therein). This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $9,103,000 at October 31, 1998. During the nine months ended October 31, 1998 the Company borrowed approximately $21,000,000 as working capital loans against the Facility, of which $14,000,000 was outstanding at October 31, 1998.

     HAPL sells substantially all of its leases to financial institutions on either a non-recourse basis or a limited-liability recourse basis several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $182,364,000 in lease agreements as of October 31, 1998. To date, approximately $168,578,000, or 92.4%, of the leases consummated have been sold to third-party financial institutions.

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


     Year 2000 Compliance

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may not be able to recognize the year 2000 or may do so incorrectly as the year 1900. This inability to recognize or properly interpret the year 2000 may result in the incorrect processing of financial and operational information.

     The Company has established a steering committee to address Year 2000 issues, including senior members of the management team, which will report regularly to the Board of Directors. The committee has initiated a program to upgrade its internal information systems to address any Year 2000 compliance issues. This program includes a focus on internal policies, methods and tools, as well as inquiries of and coordination with customers and suppliers.

     The Company expects its Year 2000 program to be completed on a timely basis, and is currently implementing new computer systems that will substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. To the extent current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to insure Year 2000 compliance.

     The Company has made a thorough review of its software products and believes that its current products are Year 2000 compliant. Many of the Company's customers may be, however, using earlier versions of the Company's software products, which may not be Year 2000 compliant. The Company has initiated programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to migrate to the Company's current software products.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program will aggregate approximately $200,000. These costs are expected to be incurred primarily in fiscal year 2000 and consist primarily of remediation of and/or upgrades to existing computer hardware and software. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that other companies upon which the Company relies will be able to timely address their Year 2000 compliance issues. A reasonable worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations, the effects of which may have an adverse impact on the Company's results of operations. The Company is in the process of developing contingency plans to address potential worst case Year 2000 scenarios. Such plans are expected to be substantially completed by the end of fiscal year 1999.

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


                                      HIRSCH INTERNATIONAL CORP.
                                       (Registrant)



                                      /s/ Henry Arnberg
                                      -------------------------------
                                      Henry Arnberg
                                      Chief Executive Officer and
                                      Acting Chief Financial Officer



Dated: December 15, 1998