Form 10-K
period 1999-01-31
HIRSCH INTERNATIONAL CORP
filed 1999-05-17
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
         ---------------------------------------------------------------

         Delaware                                        11-2230715
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         ---------------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 6,474,128 shares of Class A Common Stock held by non-affiliates of the Company as of May 10, 1999 is $13,352,889.

     Indicate  the  number of  shares  outstanding  of each of the  registrant's
classes   of   common   equity,    as   of   the   latest    practicable   date:


                        Class of                            Number of
                      Common Equity                            Shares
                      -------------                         ---------

                  Class A Common Stock                      6,724,880
                     par value $.01

                  Class B Common Stock                      2,668,139
                     par value $.01

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 1999.

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

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. Moreover, industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until recently, these trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch. However, during fiscal 1999, the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by a shift in the sales mix of embroidery machines and the relocation offshore of large multi-head equipment customers. As a result, the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has exclusive right to distribute Tajima small (one through six-head "FX" models) machines in the continental United States and Hawaii and large (six-head "DC" models through thirty-head models) machines in 39 states. In the states of Arizona, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming, and Hawaii, Hirsch has semi-exclusive rights to distribute Tajima large machines.

     The Company enjoys a solid relationship with Tajima, having spanned more than 20 years. Hirsch is Tajima's largest distributor in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until recently, all Tajima equipment was assembled in Japan. Last year, Hirsch announced the formation of a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two-four- and six- head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"). The Company believes that the venture with Tokai, which is Tajima's manufacturing arm, will act to further strengthen its relationship with Tajima.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies application software programs which enhance and simplify the embroidery process, as well as enabling the customization of designs and reduced production costs. The majority of Pulse's proprietary application software programs are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98 and Windows (R) NT environments, which Hirsch believes will further simplify usage and enhance user flexibility.

     The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provides a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products.

     The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars and trade shows. Hirsch believes its reputation, knowledge of the marketplace, Tajima distribution rights, industry expertise and innovation will enable it to continue to increase the overall size of the embroidery equipment market and its market share.

     The Embroidery Industry

     The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins and production efficiencies and has transformed the embroidery industry from being extremely labor-intensive to an industry characterized by rapid growth and technological change. Recent innovations to embroidery machines offer superior design flexibility and increased speed and provide the manufacturer with the ability to embroider finished products, the ability to efficiently embroider up to fifteen colors at a time, automatic thread trimming, and other labor-saving improvements. The embroidery industry also benefited from the sudden growth, beginning in the late 1980s, in the use of licensed products by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered and the availability of tandem applications began to attract broad fashion appeal and more recently commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of a group of needles which are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software.

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

     Pulse Microsystems Software. The Company's Pulse subsidiary offers a wide range of proprietary application software which enhances and simplifies the embroidery process. A majority of the Company's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98 and Windows(R) NT environments which the Company believes will enhance creativity, ease of use and user flexibility. It is the Company's established practice to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 14,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse intends to continue to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has bolstered its software development team and will continue to work closely with Hirsch and Tajima to develop software that enhances new features in the embroidery machines being introduced.

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

     Embroidery Supplies, Accessories and Proprietary Products. The Company's parts, supplies and accessories division offers a broad range of embroidery supplies, accessories and proprietary products, which is an integral part of the Company's single source strategy. The Company has expanded the product line with the introduction of proprietary products. Moreover, the expansion of the Company's marketing efforts is directed toward telemarketing, trade publication, advertising and trade show participation. The Company offers proprietary products together with a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to develop special purpose embroidery replacement parts and products that are more durable and which act to simplify the embroidery process.

     The Company's embroidery supplies and accessories business had previously operated as the Embroidery Supply Warehouse ("ESW"), a division of Hirsch. At the close of fiscal 1999, as part of its restructuring strategy, the Company announced it was closing ESW as a separate division and consolidating its operations with those of the Company. The Company believes that it will experience substantial savings because of this consolidation due to the elimination of duplicate operational systems and a corresponding reduction in personnel.

     During fiscal 1999 the Company created its new "Building Blocks" division, specializing in the creation and sale of stock embroidery designs and associated software products into the retail market. The Company focused on developing the "Building Blocks" product line and infrastructure during fiscal 1999, and consequently, did not record any sales revenues for the Building Blocks division during the fiscal year.

     Retail Embroidery Services. During fiscal 1999, the Company together with Jacobs Management Corporation formed Hometown Threads ("Hometown Threads") as a joint venture for the purpose of providing retail embroidery services within Wal-Mart establishments. The joint venture is currently test-marketing its concept at a Wal-Mart location in Carrolton, Texas and, if successful, anticipates expanding these operations to additional Wal-Mart retail establishments through the United States.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's customer service department includes service technicians operating out of its headquarters and 21 regional offices. After the Company delivers an embroidery machine to a customer, its trained personnel assist in the installation of the machine and with setup and operation. The Company employs a staff of service representatives who provide assistance to its customers by telephone. Most customer problems or inquiries can be handled by telephone, but when necessary the Company dispatches one of its service technicians to the customer. In addition, the Company provides at its facilities introductory and advanced training programs developed by the Company to assist customers in the use and operation of the embroidery machines it sells. During the last year, the Company has undertaken a program to significantly upgrade its technical support staff and operations on the West Coast due to increasing sales activity in this area and resulting demand for technical support services. This will continue as the Company has been granted semi-exclusive rights to distribute large Tajima embroidery machines to the West Coast.

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

     Increase Penetration in Recently Acquired New Equipment Distribution Markets. The Company believes that it has excellent opportunities for growth in new distribution markets. The Company anticipates that its approach to marketing, customer training, support and service will allow further penetration of the potential customer base in these markets. In June and December 1996, the Company consummated two acquisitions which expanded the territory in which the Company distributes embroidery machines to 50 states. In January 1997, the Company was granted the exclusive right to distribute Tajima one through six-head "FX" model embroidery machines in nine western states and Hawaii. In March 1998 Hirsch was granted semi-exclusive rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models, to the West Cost states of Arizona, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming and Hawaii. The Company has continued to invest in the West Coast infrastructure during fiscal 1999. This expansion included establishing additional sales offices, hiring of technical service and support staff as well as investment in demo equipment and inventory.

     Expand Sales of Value-Added Product and Services. Because of the higher profit margins realized through sales of Pulse, HAPL Leasing, and embroidery parts, supplies and accessories as compared to new equipment sales, part of the Company's growth strategy is to increase these sales. Once a relationship with a customer is established by the sale of a new or used embroidery machine, the Company seeks to increase its sales by supplying software developed by Pulse and a broad range of embroidery parts, supplies and accessories through the consolidated operations of what was formerly known as ESW. The leasing options offered through HAPL leasing also present the Company with opportunities for increased revenues not only for new embroidery equipment sales, but also of value-added products and services. In those regions of the United States where the Company has recently expanded through acquisitions and obtaining the right to distribute small Tajima machines, the Company believes that it has an additional opportunity to expand sales of its value-added products and services. Historically, the Company's sales of software products, leasing activities and sales of embroidery supplies and related products have been concentrated in the states where it has had the exclusive right to distribute embroidery machines. The Company believes that the expansion of this area will allow it to better market its value-added products and services. To facilitate this growth, the Company established warehouses for the storage of embroidery supplies and related products at the same locations as certain sales offices. In addition, the Company's embroidery supplies and accessories product line also is offered to all users of embroidery equipment in the United States through trade publications, print advertising and trade show participation.

     Ability to Accept Used Equipment on a Trade-In Basis. As part of its sales and marketing efforts, the Company may accept used embroidery equipment from a customer to whom it is providing new machinery. As a result of this trend, the industry as a whole has seen an increase in the number of used machines in the market. The Company expects that the recent termination of the operations of Hirsch Equipment Connection, Inc. ("HECI") and subsequent absorption of these operations into the New York facility will provide better control and profitability of this activity.

     Assembly Operations. The Company's Tajima USA, Inc. ("TUI") subsidiary maintains a facility located in Ronkonkoma, New York, near the Company's headquarters which assembles Tajima machines of up to six heads. TUI's Net sales during the fiscal year ended January 31, 1999 were approximately $23,026,000.

     In early January 1998, Tokai Industries, which is Tajima's manufacturing arm, purchased a forty-five (45%) percent interest in TUI for $900,000 in cash. The Company's initial investment in TUI was $2,000,000 in June 1997. The purchase price was initially paid to TUI and then subsequently remitted to the Company to bring the Company's net contribution to $1,100,000 or fifty-five (55%) percent. The Company believes this investment in TUI has further solidified its relationship with Tajima and will become a vital component in the Company's future success.

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

     Pulse software provides users with the most technologically advanced software solutions delivering improved productivity and quality for their operations. In the near future, Pulse will be releasing a series of innovations that will strengthen its position as the technological leader in the industry.

     While continuing to invest in research in its core embroidery technologies, Pulse has also created specialized and targeted applications that are addressing the particular needs of growing segments of the embroidery market such as retail operations, small entrepreneurs and uniform manufacturers. Pulse has also designed, as part of their new Powertools suite of applications, products that assist customers in creating an Internet presence for their embroidery creations.

     Pulse has recently expanded its distribution network by establishing relationships in several Asian territories such as China, Hong Kong, Japan and India. While the Company expects that it will take some time before achieving significant financial results from these territories, the Company is confident that these new relationships will strengthen Pulse's position as the global leader in embroidery software.

     Leasing

     In order to become a single source provider to the embroidery industry, the Company formed HAPL Leasing in 1990. The Company believes that it is the only embroidery equipment distributor with a captive leasing subsidiary providing the Company with a unique competitive advantage.

     Approximately 50.7% of the Company's new machine sales were financed through HAPL Leasing for the year ended January 31, 1999, compared to 36.9% for the year ended January 31, 1998. Historically, HAPL Leasing has minimized its leasing risk by selling substantially all of its sales-type leases to financial institutions on a non-recourse basis. This trend continued in fiscal 1999. Additionally, during the third quarter of fiscal 1998, HAPL entered into an Ultimate Net Loss ("UNL") Limited Liability Recourse Agreement with a third-party financial institution. The maximum exposure is limited to 10% of the minimum lease payments receivable, for which the Company records a reserve. The selling price of the leases to financial institutions generally will be a lump sum equal to the sales price of the embroidery equipment leased, plus a portion of the finance charges paid by the lessee. In addition, at the end of the lease term, the residual value of the embroidery equipment may revert to HAPL Leasing or HAPL Leasing sells the equipment to the lessee at terms agreed upon in the original lease agreement. Each lease generally has a term of 5 years. As of January 31, 1999, HAPL Leasing had sold approximately 90.9% of its leases.

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

     HAPL Leasing continues to work both internally and with its funding sources to develop new lease programs attractive to the embroidery industry.

     Used Embroidery Machinery

     The Company accepts used embroidery machines from customers as a condition to the sale of a new machine on a case by case basis. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. The Company believes that the market for reconditioned and remanufactured embroidery machines is steadily growing and will be a steady source of revenue in the future.

     Embroidery Supplies and Accessories

     The Company offers a broad range of embroidery supplies including threads, needles, thread cone winders, embroidery hoops, embroidery backings and embroiderable products such as caps, t-shirts, jackets, sweat suits, sweatshirts and canvas bags. In addition, the Company develops embroidery products based on the recommendations of embroiderers. The Company also distributes the Universal Hooper, a manual hooping device, a machine thread rack upgrade called "Quick Thread" and specially sized embroidering hoops for unusual applications.

     The Company markets "Hoopless Air Clamps," a proprietary product that allows manufacturers to apply embroidery to unfinished flat pieces without the need for a hoop. The Company anticipates that this product will benefit clothing manufacturers by reducing labor costs and production time.

     In addition, the Company's distribution of embroidery supplies and accessories includes the following products: "Power Hoops;" Tajima Hoops; 3-D Embroidery Foam, which allows embroiderers to add new multi-media, multi-dimensional embroidery to a design using existing equipment; steamers, which remove wrinkles and hoop marks, cleaning guns which remove stains that occur during the embroidery process; and Peggy's Stitch Eraser, an electric stitch remover that allows embroiderers to quickly and efficiently remove bobbin thread from sewn garments.

     Following the Company's machine sales expansion to the West Coast, the Company expanded the hours of its telemarketing operations, making it easier for customers across the United States to place an order. The Company believes that the elimination of ESW as a separate division, and the consolidation of ESW's operations into the Company will enhance the Company's competitiveness in the market for embroidery supplies and accessories as well as help the Company to realize increased efficiencies.

     Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade journal advertising and participation in seminars and over 25 trade shows annually. The Company's sales staff is headed by Paul Levine, President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand each customer's needs. Through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry, the Company believes it is increasing its market share for both machinery and value-added products and services.

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

     The Company maintains an internal training center for its employees at its Cleveland training center primarily for the training of service technicians. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of customer service. The Company has taken steps to close the Cleveland facility during fiscal 2000 and to consolidate its operations at an existing but undetermined location.

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

     The Company provides its customers with a one year warranty against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers parts and labor. Tajima provides the Company with a six month warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

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

     Although there can be no assurance, management of the Company believes that the likelihood of the loss of Tajima as a source of supply is remote because:
(i) the Company has maintained a relationship with Tajima for over 20 years and is Tajima's largest distributor; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company and Pulse support Tajima's development activities and the Pulse software enhances the Tajima product line; and (iv) the acquisition by Tokai of a forty-five (45%) percent interest in the TUI venture.

     Other Supplier Relationships

     The Company purchases personal computers which are integrated with the embroidery machines it distributes. The Company obtains its inventory for its embroidery supplies and accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

     Customers

     The Company's customers range from large operators utilizing numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. The Company's customers include: Fruit of the Loom, Russell Licensed Products, Logo Athletic, Healthtex, Five B's, Osh Kosh B'Gosh, Avanti Lines and William Carter Company.

     Competition

     The Company competes with distributors such as Macpherson, Inc., a subsidiary of Willcox & Gibbs, Inc., a distributor of Barudan multi-head embroidery machines and Meistergram single-head embroidery machines, as well as with smaller distributors. On April 20, 1999, Willcox & Gibbs, Inc. filed a joint plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Company believes it competes against these distributors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes. The Company also competes with original equipment manufacturers, such as Brother International and Melco Industries, which distribute products directly into the Company's markets.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could affect the Company's operations.

     The Company's success is dependent, in part, on the ability of Tajima to continue producing products which are technologically superior and price competitive with those of other manufacturers.

     Pulse's software products compete against products developed by several companies from around the world. The primary competitors are Wilcom Pty., an Australian corporation, Melco Industries, Inc., a United States-based subsidiary of Sauer Textile Machinery Group, a Swiss corporation and Compucon S.A., of Greece. The Company believes that Pulse competes on the basis of ease of use, functionality and the range of software applications it markets.

     HAPL Leasing competes principally with equipment leasing brokers specializing in the embroidery industry. The Company believes that it competes on the basis of HAPL Leasing's favorable pricing and because the Company is a single source provider of embroidery equipment, customer service and support and value added products.

     The Company's embroidery supplies and accessories business competes with a division of Melco Industries and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that the Company will benefit from the breadth of its product line, development of proprietary products and the fact that the Company is a single source provider.

     Patents and Copyrights

     The Pulse software has copyright protection under Canadian law and the Berne Convention which also affords it protection in the United States. Certain of the Pulse software has also been granted United States copyright registrations. The following patents have been granted in the United States:
"Method For Modifying Embroidery Design Programs", "Embroidery Design Systems", "Method For Creating Self-Generating Embroidery Pattern," two patents entitled "Method for Automatically Generating Chain Stitches" and three patents entitled "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse also has several other patents pending in the United States Patent and Trademark Office. Pulse has been granted the following patent in the European Patent Office: "Method for Modifying Embroidery Design Programs." Pulse also has the following patents pending in the Japanese Patent Office: "Method for Modifying Embroidery Design Programs," "Method for Automatically Generating Chain Stitches" and "Method For Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse believes these protections are sufficient to prevent unauthorized third party uses of such property rights. Neither Pulse nor the Company is aware of any patents or other intellectual property rights of third parties which would prevent the use of Pulse's intellectual property. The Company continues to seek intellectual property protection for Pulse products.

     Employees

     As of March 31, 1999, the Company employed approximately 365 persons engaged in sales, customer service and supplies, product development, finance administration and management for the Company, Pulse, TUI and HAPL Leasing. None of the Company's employees is represented by unions. The Company believes its relationship with employees is good.

     Risk Factors

     Dependence on Tajima

     For the fiscal year ending January 31, 1999, approximately 93.0% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima and substantially all of the Company's machine sales were to users of Tajima embroidery equipment. Three separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and has a term of five years. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which has a term of five years, became effective on February 21, 1997, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. Each of the Tajima Agreements may be terminated if the Company fails to achieve certain minimum sales quotas. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Embroidery Industry

     The Company's growth in past years has resulted in part from the increase in demand for embroidered products and the growth of the embroidery industry as a whole. The embroidery industry has recently experienced a decline in demand for large embroidery machines, which has had an adverse effect on the operations of the Company and its business. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry would also have an adverse effect on the Company.

     In addition, the embroidery industry has seen a shift of manufacturing operations toward Mexico, the Caribbean basin and Latin America due to lower labor and operating costs in these locations. These areas are currently outside of the Company's distribution territory for Tajima embroidery machines. The continued shifting of embroidery operations by U.S. embroiderers to Mexico, the Caribbean basin and Latin America may weaken demand in the U.S. for new embroidery machines and could have a material adverse effect on the business and operations of the Company.

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

     Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary TUI, initially in configurations of up to six heads per machine. Tajima provides the Company with technical assistance and support. While TUI operations were profitable in fiscal 1999, the throughput of the facility is dependent on continued demand for embroidery machines generated by the Hirsch sales organization.

     Expansion

     Since June 1996, the Company has acquired four (4) companies (the "Acquisitions"). These acquisitions (i) increased the area in which the Company is the exclusive distributor of the complete line of Tajima embroidery equipment from 26 states to 39 states; and (ii) increased the Company's ability to offer a customer value for its used embroidery equipment. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six-head) Tajima embroidery machines in nine western states and Hawaii. In March 1998, the Company was granted certain rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models throughout certain West Coast states, and the Company has invested substantial assets to support the West Coast expansion. There can be no assurance that the Company will be able to profitably sell equipment or the Company's value-added products in the new territories.

     During the fiscal year, the Company announced the establishment of its new Building Blocks division for the purpose of creating and distributing stock embroidery designs and associated software products to the retail market. As of the end of fiscal 1999, Building Blocks had not commenced operations, nor was the Company's investment in Building Blocks material. The Company anticipates the commencement of operations during fiscal 2000 at which time it may experience additional start-up costs. Although the Company believes it will be able to access the substantial home and retail embroidery market, there is no guaranty that it will be able to do so on a profitable basis.

     In addition, the Company announced during the fiscal year the creation of a joint venture with Jacobs Management Corporation called "Hometown Threads". Hometown Threads was created for the purpose of establishing retail embroidery service centers within Wal-Mart retail locations. As of the end of fiscal 1999, Hometown Threads had commenced operations on a test-market basis at the Wal-Mart center located in Carrollton, Texas. As of the end of fiscal 1999, the Company's investment in Hometown Threads was not material. Although the Company believes it will be able to access the market for retail embroidery services, there is no guaranty that it will be able to do so on a profitable basis.

     The past growth and current diversification of the Company's business have resulted in new and increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's ability to successfully manage its expansion will require continued enhancement of its management and operational, financial and technical resources. The Company will also need to attract and retain qualified personnel to support the expansion of its operations. The Company's failure to manage successfully its diversification or attract and retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Leasing Operations

     HAPL Leasing provides a range of equipment financing options to customers wishing to finance equipment purchases. HAPL Leasing retains selected leases for which it has not obtained a purchase commitment from its funding sources. Although HAPL Leasing has sold approximately 90.9% of the leases it has written to date, there can be no assurance that it will continue to be able to sell its leases to third party funding sources. Unfunded leases create the risk of nonpayment by lessees, including the risk that foreclosure could be hampered by bankruptcy or other legal proceedings, and the risk that foreclosed equipment cannot be released or sold due to market conditions or the physical condition of the equipment. The operations of HAPL Leasing are interest rate sensitive. If interest rates rise, there can be no assurances that profit margins can be maintained, and, consequently, the operations of HAPL Leasing could be adversely affected.

     HAPL Leasing's strategy is to enter into leases that qualify as sales-type leases for which revenue is recognized immediately in an amount equal to the present value of minimum lease payments. However, high interest rates, weakness of the U.S. dollar, poor general economic conditions, market conditions, or other factors could result in HAPL Leasing having to enter into operating leases resulting in deferral of revenue recognition. Unlike sales-type leases, revenue relating to operating leases is recognized over the term of the lease, resulting in a deferral in the recognition of revenue. The embroidery industry as a whole has been experiencing a leveling off of overall demand for embroidery machines, which if prolonged, could have an adverse effect on the operations of HAPL.

     Inventory

     The Company's ordering cycle is approximately four to five months prior to delivery to the Company. Since the Company generally delivers new Tajima embroidery machines to its customers within one week of receiving orders, it orders inventory based on experience and forecasted demand. Due to lower than forecasted demand, the Company has recently experienced an increase in inventory levels beyond the desired supply which has caused the Company to experience higher then projected inventory costs. Any failure in the future to property manage inventory levels could have an adverse effect on the Company's business, financial condition and results of operations.

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

     The Company also faces competition in its sales of software, embroidery supplies, accessories and proprietary products as well as in providing leasing and customer training, support and services. The Company's failure to compete effectively in these areas could have an adverse effect on its business, financial condition and results of operation.

     Software

     The software industry is characterized by the rapid development of new programs with increased capabilities. Other producers of software for embroidery machines could produce new software programs that would make the software developed by Pulse less marketable or obsolete. The failure by Pulse to continue to develop and upgrade its software products could have a material adverse effect on its business, financial condition and results of operations.

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

     Dependence on Existing Management

     The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; Paul Levine, President, and a Director of the Company; Ronald Krasnitz, Chief Operating Officer, Secretary and a Director of the Company; and Richard Richer, who joined the Company during the fourth quarter of fiscal 1999 as its Vice President-Finance and Chief Financial Officer. Pulse's continued success will depend to a significant extent upon the abilities and continued efforts of Tas Tsonis, Vice President and a Director of the Company and President of Pulse; Brian Goldberg, Vice President of the Company and Executive Vice President of Pulse. The Company has entered into five year employment agreements with Messrs. Arnberg and Levine which expired as of February 20, 1999 with their employment by the Company continuing on an at-will basis on roughly the same terms and conditions contained in their expired employment agreements. Effective as of February 24, 1999, Messrs. Tsonis and Goldberg elected to renew their respective employment agreements for an additional three (3) year term. Mr. Richer is currently in the third year of a five year employment agreement. Mr. Richer does not currently have a written employment agreement with the Company. The loss of the services of Messrs. Arnberg, Levine, Tsonis, Goldberg and Richer or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

     ITEM 2. Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. This property houses the Company's executive offices, the Northeast sales office, customer service, software support and warehouse space. Additionally, both HAPL Leasing and ESW operate out of this facility. On October 27, 1994, the Company entered into a ten year, $2,295,000 Mortgage agreement with a bank for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. Effective April 30, 1999, in conjunction with a waiver and amendment obtained by the Company relating to the violation of a covenant contained in its Mortgage at January 31, 1999 and subsequent amendment thereof, the interest rate on the Mortgage increased from 8.8% to 9.3% The Company's obligations under the Mortgage are secured by a lien on the premises and the related improvements thereon.

     In March 1997, the Company entered into a five year lease for a 25,000 square foot factory facility in Bohemia, New York where Tajima USA, Inc., operates a machine assembly facility. The lease provides for lease payments of approximately $132,000 per annum.

     In addition to the Company's headquarters, the Company leases 21 regional satellite offices, as well as a location in Mississauga, Ontario, Canada for the Pulse headquarters. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space. As part of the Company's efforts at restructuring and cost reduction, it is anticipated that as yet an undetermined number of the regional satellite offices will be closed during fiscal 2000.

     ITEM 3. Legal Proceedings

     There are no material legal proceedings pending against the Company.

     ITEM 4. Submission of Matters to a Vote of Security Holders.

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


Fiscal 1999                                                High            Low

First Quarter ended April 30, 1998........................$22 3/4        8 3/32
Second Quarter ended July 31, 1998........................$11 1/4        4 1/2
Third Quarter ended October 31, 1998......................$5 5/8         2
Fourth Quarter ended January 31, 1999.....................$5 1/2         2 3/4

Fiscal 1998

First Quarter ended April 30, 1997........................$22 3/4       $16 1/2
Second Quarter ended July 31, 1997........................$24 3/4       $16 1/2
Third Quarter ended October 31, 1997......................$26 1/4       $17 1/4
Fourth Quarter ended January 31, 1998.....................$22           $17


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b)  As  of  March  29,  1999,   the  Company   believes  that  there  were
approximately 3,769 beneficial owners of its Class A Common Stock.

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

                                    PART III

     ITEM 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 1999 and 1998 and for the fiscal years ended January 31, 1999, 1998 and 1997 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 1997, 1996, and 1995 and for the fiscal years ended January 31, 1996 and 1995 are derived from audited Consolidated Financial Statements not included herein.


                                                                                            Year Ended January 31, 1999
                                                                               (in thousands of dollars, except per share amounts)

Hirsch International Corp. and Subsidiaries                                        1999       1998       1997      1996     1995
------------------------- ------------------------                                 ----       ----       ----      ----     ----

Statement of Operations Data:
Net sales...............................................................         $127,546   $147,045   $122,195  $87,974   $70,709
Interest income related to sales-type leases............................            5,348      5,432      3,243    3,022     1,617
Cost of sales...........................................................           85,054     96,099     80,820   58,836    47,881
Selling, general and administrative expenses............................           44,381     41,055     29,070   20,638    16,155
(Loss) income before income tax (benefit) provision.....................           (6,066)    14,255     15,170   11,402     8,159
Income tax (benefit) provision..........................................           (1,848)     6,059      6,402    4,837     3,355
Net (loss) income.......................................................           (4,608)     8,196      8,768    6,565     4,823
Basic net (loss) income per share (1), (2)..............................        $ (  0.49)  $   0.92 $     1.13 $   1.10  $   0.66
Diluted net (loss) income per share (1), (2)............................        $ (  0.49)  $   0.89 $     1.10 $   1.09  $   0.66
Shares used in the calculation of basic
  net (loss) income per share (1), (2)..................................            9,413      8,953      7,782    5,960     7,332
Shares used in the calculation of diluted
  net (loss) income per share (1), (2)..................................            9,436      9,236      7,967    6,002     7,335


     (1) Basic and diluted net income per share figures and shares used in the calculation of diluted net income per share have been retroactively adjusted to reflect 25% stock dividends which were paid in July 1996 and 1995, respectively and a 5% stock dividend which was paid in August 1994.

     (2) Basic and diluted net income per share figures and shares used in the calculation of diluted net income per share for Fiscal years 1995 through 1997 have been retroactively adjusted to reflect the adoption of SFAB No. 128, "Earnings per Share".



                                                                                                          January 31, 1999
                                                                                                   (in thousands of dollars)

Hirsch International Corp. and Subsidiaries                                      1999     1998        1997       1996        1995
------------------------- ------------------------

Balance Sheet Data:
Working capital.........................................................     $  51,939  $40,169(6)  $22,004   $16,847(4)  $10,363(3)
Total assets............................................................       106,935  114,832(6)   83,696    47,872(4)   37,504(3)
Long-term debt, less current maturities.................................        15,640    1,421      13,194(5)  1,779       2,696
Stockholders' equity....................................................        70,207   75,623(6)   41,682    29,134(4)   20,636(3)


     (3) In February, 1994, in connection with its Initial Public Offering (the "IPO"), the Company received net proceeds of approximately $7,373,000 (after deducting expenses of the IPO).

     (4) In January 1996, in connection with its Secondary Offering (the "Second Offering"), the Company received net proceeds of $1,906,000 (after deducting expenses of the Second Offering).

     (5) Included in long-term debt, less current maturities at January 31, 1997 is $11,645,000 of debt relating to the acquisitions of SMX and Sedeco.

     (6) In June 1997, in connection with a Secondary Offering (the "Secondary Offering"), the Company received net proceeds of approximately $24,300,000 (after deducting expenses of the Secondary Offering).

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

     General

     Hirsch International Corp. ("Hirsch" or the "Company") is a leading single source supplier of electronic computer-controlled embroidery machinery and related  value-added  products  and  services to the  embroidery  industry.  The
Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support and broad product offerings combine to place the Company in a superior competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and Tajima USA, Inc. ("TUI"), a subsidiary formed in fiscal 1999, as well as a wide variety of embroidery supplies, microcomputers manufactured by Dell Computer Corporation and software manufactured by the Hirsch subsidiary, Pulse.

     The Company's focus during the past several years has been on growth and expansion. The acquisitions of SMX and Sedeco increased the area in which the Company is the exclusive distributor of Tajima embroidery equipment from 26 states to 39 states. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six-head "FX" models) Tajima embroidery machines in nine western states and Hawaii. With this expansion of the Company's small machine territory to the West Coast, Hirsch now has the right to distribute Tajima machines throughout the continental United States and Hawaii. In fiscal 1998 Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to six heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. This investment reflects their continuing confidence in this endeavor and will be a contributing factor in the long range growth of TUI.

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth was fueled by rapid technological advances in software and hardware, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand.

     Fiscal 1999 was a year of retrenchment for the industry, driven by a shift in the sales mix of embroidery machines and relocation offshore of large multi-head equipment customers. It was further compounded by dramatic swings in the US dollar / Yen exchange rate. All industry competitors faced difficulty in meeting these new market demands. The Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and disposing of facilities no longer required to support its new business model (See Note 7 of Notes to Consolidated Financial Statements). The Company believes the implementation of the restructuring program will position it to return to profitable operations at revenue levels reflecting today's market realities.

     Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 1999, 1998 and 1997.


                                                  1999            1998             1997
                                                  ----            ----             ----

Net sales                                         95.8%          96.4%             97.4%

Interest income related to sale-type leases        4.2%           3.6%              2.6%
                                                  -----          -----             -----

Total revenue                                    100.0%         100.0%            100.0%

Cost of sales                                     66.7%          63.0%             64.4%

Operating expenses                                36.7%          26.9%             23.2%

Interest expense, net                              1.2%           0.6%              0.7%

Other expense (income), net                        0.2%           0.1%             (0.4%)
                                                  -----          -----             ------

(Loss) income before income
     taxes and minority interest                  -4.8%           9.4%              12.1%

Income tax (benefit) provision                    -1.5%           4.0%               5.1%

Minority interest                                  0.3%           0.0%               0.0%
                                                  -----          -----              -----

Net (loss) income                                 -3.6%           5.4%               7.0%
                                                  =====          =====              =====

                Fiscal Year 1999 as Compared to Fiscal Year 1998

     Net sales. Net sales for fiscal year 1999 were $122,198,000, a decrease of $24,847,000, or 16.9%, compared to $147,045,000 for fiscal year 1998. The
Company believes that the reduction in the sales level for the fiscal year ended January 31, 1999 is attributable to a softening of demand for new large (six-head "DC" models through thirty-head models) machines. In addition, the reduction in sales revenue during fiscal year 1999 is also attributable to lower average machine selling prices as compared to fiscal year 1998. This reduction in average selling price was mainly the result of the strong dollar/yen exchange rate.

     The sale of new embroidery machinery represented approximately $96,491,000, or 79.0% and $120,560,000, or 82.0%, of net sales for the fiscal years 1999 and 1998, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $49,281,000, or 51.1%, and $47,210,000, or 48.9% of
total new embroidery machine sales during fiscal year 1999 as compared to approximately $51,376,000, or 42.6%, and $69,184,000, or 57.4%, respectively for fiscal year 1998.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts, service, application software and embroidery supplies for fiscal year 1999 was approximately $25,707,000, as compared to $26,485,000 for fiscal year 1998.

     Interest income related to sales-type leases. HAPL's interest income decreased 1.6% to $5,348,000 for fiscal year 1999 from $5,432,000 for the comparable period of the prior year. This small decrease in HAPL's interest income as compared to the decrease in new embroidery machine sales is a result of the continued expansion of HAPL's operations. Their diversified leasing programs have resulted in a 37.4% increase in the number of new equipment sales which are leased to 50.7% of total new equipment sales for fiscal year 1999 from 36.9% for fiscal year 1998. This is primarily attributable to HAPL's continued penetration into the small machine market, which represented 51.1% of new machine sales in fiscal 1999 as compared to 42.6% of new machine sales in fiscal 1998.

     Cost of sales. For fiscal year 1999, cost of sales decreased $11,045,000, or 11.5%, to $85,054,000 from $96,099,000 for fiscal year 1998. The decrease was a result of the related decrease in net sales for fiscal 1999 as compared to fiscal 1998, offset by the inventory write-down of $3,450,000 recorded in fiscal 1999. The inventory write-down relates to the Company's restructuring plan and includes the write-down of used machine and ESW inventories (See Note 7 of Notes to Consolidated Financial Statements). The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Exclusive of the inventory write-down recorded in fiscal 1999, there was a small decrease in the Company's gross margin for fiscal year 1999 to 36.0% as compared to 37.0% for fiscal year 1998. This is primarily attributable to an increase in sales of used embroidery machines, which typically yields lower gross margins than those obtained in the sale of new embroidery machines.

     Selling, general and administrative ("SG&A") expenses. For fiscal year 1999 SG&A increased $3,326,000, or 8.1%, to $44,381,000 from $41,055,000 for fiscal year 1998. SG&A expenses increased as a percentage of revenues to 34.8% from 26.9%. The increase in SG&A as a percentage of revenues for fiscal year 1999 as compared to fiscal 1998 is primarily attributable to the Company's investment in its infrastructure to support anticipated sales levels. In addition, approximately $300,000 of SG&A expenses were incurred in fiscal 1999 in connection with the formation of the Hometown Threads joint venture with Jacobs Management Corporation and the Company's creation of its new Building Blocks division. Based upon the decrease in net sales in fiscal 1999 as compared to fiscal 1998, the Company has developed and implemented a cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. This will bring the Company's expenses in line with revised sales projections.

     Interest expense. Interest expense for fiscal year 1999 increased $633,000, or 67.8%, from $934,000 in fiscal year 1998 to $1,567,000 in fiscal year 1999.
This increase in interest expense is the result of increased working capital borrowings outstanding against the Company's Revolving Credit Facility during fiscal year 1999 as compared to fiscal year 1998.

     Income tax (benefit) provision. The income tax benefit reflected an effective benefit rate of approximately 30.5% for fiscal year 1999 as compared to an income tax provision reflecting an effective tax rate of 42.5% for fiscal year 1998. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The principal components of the deferred income tax assets result from allowances and accruals that are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net (loss) income. The net loss for fiscal year 1999 was $4,608,000, a decrease in income of $12,804,000, or 156.2%, as compared to net income of $8,196,000 for fiscal year 1998. The net margin decreased to -3.6% in fiscal year 1999 from 5.4% in fiscal year 1998. These decreases are primarily attributable to the restructuring costs and inventory write-down recorded in connection with the Company's restructuring plan (See Note 7 of Notes to Consolidated Financial Statements), as well as an increase in SG&A expenses.

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

     Interest income related to sales-type leases. HAPL's interest income increased 67.5% to $5,432,000 for fiscal year 1998 from $3,243,000 for the comparable period of the prior year. This increase is a result of the continued expansion of HAPL's operations and HAPL's consummation of a limited liability recourse agreement with a third party funding source. This limited liability recourse agreement provides HAPL with more favorable terms than the non-recourse agreements.

     Cost of sales. For fiscal year 1998, cost of sales increased $15,279,000, or 18.9%, to $96,099,000 from $80,820,000 for fiscal year 1997. The increase was in direct proportion to the Company's increased sales volume. The fluctuation of the dollar against the yen has a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The increase in Company's gross margin for fiscal 1998 as compared to fiscal 1997 is attributable to increases in sales of the Company's value added products. Gross margins for the Company's value-added products (i.e., ESW, Pulse, and HAPL) are generally higher than gross margins on the sale of embroidery machinery. For fiscal year 1998, the revenue contribution of the Company's value-added products was approximately 12.5% of total revenue, an increase of 45.4% as compared to 8.56% for fiscal 1997.

     Selling, general and administrative ("SG&A") expenses. For fiscal year 1998 SG&A increased $11,985,000, or 41.2%, to $41,055,000 from $29,070,000 for fiscal year 1997. SG&A expenses increased as a percentage of revenues to 26.9% from 23.2%. This increase in SG&A as a percentage of revenues is attributable to the Company's investment in its infrastructure to support expanding operations as well as start-up costs incurred in connection with the commencement of the assembly operation at TUI.

     Interest expense. Interest expense for fiscal year 1998 increased $102,000, or 12.3%, from $832,000 in fiscal year 1997 to $934,000 in fiscal year 1998. This increase is directly attributable to the increased interest costs related to the additional debt assumed for the SMX, Sedeco and ECI acquisitions.

     Income tax provision. The income tax provision reflected an effective tax rate of approximately 42.5% for fiscal year 1998 as compared to 42.2% for fiscal year 1997. Differences from the federal statutory rate consisted primarily of provisions for state income taxes net of Federal tax benefit. The increase in the tax rate for fiscal year 1998 is attributable to changes in the sales mix which resulted in increased sales to states and other taxing jurisdictions with higher effective tax rates. Additionally, the goodwill related to the Sedeco acquisition, which was accounted for as a stock purchase for tax purposes, resulted in a permanent difference since it is not deductible for tax purposes. The principle components of the deferred income tax assets resulted from allowances and accruals which are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. There was no effect on deferred taxes as a result of the SMX acquisition, which was accounted for as an asset purchase for tax purposes. The goodwill related to the SMX acquisition is being amortized over 15 years for both book and tax purposes. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net income. Net Income for fiscal year 1998 decreased $572,000, or 6.5%, to $8,196,000 from $8,768,000 for fiscal year 1997. The net margin decreased to 5.4% in fiscal year 1998 from 7.0% in fiscal year 1997. These decreases are attributable to the increase in SG&A expenses.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $51,939,000 at January 31, 1999, increasing $11,770,000, or 29.3%, from $40,169,000 at January 31, 1998. The
Company has financed its operations principally through long-term financing of certain capital expenditures, the proceeds from Secondary Offerings completed in June 1997 (See Note 1 of Notes to Consolidated Financial Statements) and working capital borrowings under its Revolving Line of Credit Agreement. The acquisition of ECI was financed through borrowings against the Company's Revolving Credit Facility (See Note 3 of Notes to Consolidated Financial Statements) although this borrowing was repaid in June 1997 with the proceeds of the June 1997 Secondary Offering.

     During fiscal year 1999, the Company's cash and cash equivalents increased by $122,000 to $3,078,000. Net cash of $11,996,000 was used in the Company's operating activities. Cash provided by decreases in the balance of accounts receivable, net investment in sales-type leases and other assets aggregating approximately $11,425,000 was offset by cash used to increase inventory and prepaid taxes aggregating approximately $5,253,000 and a decrease in trade acceptances payable, accounts payable and accrued expenses and income taxes payable aggregating approximately $17,232,000.

     Cash generated from operations was partially used for the purchase of approximately 90,000 shares of the Company's stock in the open market during fiscal year 1999, at an average cost of approximately $9.20 per share.

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

     Revolving Credit Facility and Borrowings

     In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, reduce the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for
HAPL and to provide a security interest in substantially all of the assets of the Company and its subsidiaries. The Facility is used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined therein. This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $2,164,000 at January 31, 1999. During fiscal year 1999 the Company borrowed $26,000,000 as working capital loans against the Facility, of which $14,500,000 was outstanding at January 31, 1999. The Company was in default of certain financial covenants at year end and has received waivers from the banks.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $192,180,000 in lease agreements through January 31, 1999. As of January 31, 1999, approximately $174,777,000, or 90.9%, of the leases written have been sold to third-party financial institutions.

     On January 27, 1994, Hirsch entered into a ten year, $2,295,000 Mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8% and is payable in equal monthly principal installments of $19,125. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon. The Company was in default of the Mortgage financial covenant at year end and has received a waiver from the bank. In connection with the waiver, the bank Mortgage was amended to provide for, among other things, an increase in the annual interest rate to 9.3% effective April 30, 1999.

     Future Capital Requirements

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

     The Company has made a thorough review of its proprietary software products and believes that its current products are Year 2000 compliant. Many of the Company's customers may be, however, using earlier versions of the Company's software products, which may not be Year 2000 compliant. The Company has initiated programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to migrate to the Company's current software products.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program will aggregate approximately $300,000. These costs are expected to be incurred primarily in fiscal year 2000 and consist mainly of remediation of and/or upgrades to existing computer hardware and software and telecommunication systems. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

     The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company has initiated a vendor compliance program and has inquired with its key vendors as to the status of such vendors' Year 2000 compliance. Based on the responses to date, the Company believes that its key vendors either currently are Year 2000 compliant, or will complete their Year 2000 programs on a timely basis. However, there can be no guarantee that such vendors upon which the Company relies will be able to timely address their Year 2000 compliance issues. A reasonable worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations, the effects of which may have an adverse impact on the Company's results of operations. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will obtain an alternative source of supply.

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


     Recent Pronouncements of the Financial Accounting Standards Board

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") and Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits - an amendment to FASB Statement No. 87, 88 and 106" ("SFAS 132"). Each of these statements required additional disclosure in the Company's consolidated financial statements but did not have a material effect on the Company's consolidated financial position or results of operations.

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at this date include, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based upon current data the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

     Market Risk Sensitivity

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company's business. Currently, the Company does not use interest rate derivatives.

     The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During fiscal 1999, the principal transactions hedged were purchases of machinery from the Company's major supplier. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The cost of such contracts is included in the cost of the related machinery in inventory. A 5% strengthening or weakening of the U.S. dollar against purchases denominated in foreign currencies could have had approximately a $3,031,000 million impact on the net pre-tax operations of the Company. The Company does not use foreign exchange contracts to hedge expected earnings.

     All of the Company debt is U.S. dollar denominated. At year-end, approximately 91.2% of this indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling rates, a 1% rise in rates on the average outstanding floating rate-based borrowings during the fiscal year would have had approximately a $127,000 adverse impact on net pre-tax operations. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

     ITEM 8. FINANCIAL STATEMENTS IN SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-25 hereof.

     ITEM 9. CHANGES IN A DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS PAGE(S)

Index to Consolidated Financial Statements...............................F-1

Independent Auditors' Report.............................................F-2

Consolidated Balance Sheets..............................................F-3

Consolidated Statements of Income .......................................F-5

Consolidated Statements of Stockholders' Equity..........................F-6

Consolidated Statements of Cash Flows....................................F-7

Notes to Consolidated Financial Statements........................F-8 - F-25


(a)(2)  FINANCIAL STATEMENT SCHEDULE.....................................S-1

(a)(3)  EXHIBITS

     %3.1 Restated Certificate of Incorporation of the Registrant

     ^3.2 Amended and Restated By-Laws of the Registrant

     *4.1 Specimen of Class A Common Stock Certificate

     *4.2 Specimen of Class B Common Stock Certificate

     ^10.1 $60,000,000 Revolving Credit Facility and $10,000,000 Credit Facility Dated as of September 26, 1997 among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems, Ltd., Sedeco, Inc., The Bank of New York, Mellon Bank, N.A., Fleet Bank, N.A., and The Bank of New York, as agent.

     10.2 Second Amendment to Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment Connection, Inc., The Bank of New York, Fleet Bank, N.A., Mellon Bank N.A., and The Bank of New York, as agent.

     10.3 Waiver Agreement among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc.,
Hirsch Equipment Connection, Inc., The Bank of New York, Fleet Bank, N.A., Mellon Bank N.A., and The Bank of New York, as agent.

     **10.4 $2,295,000 Mortgage Note from Hirsch International Corp. to Chemical Bank

     **10.5 Mortgage between Hirsch International Corp. and Chemical Bank

     **10.6 Guaranty of Payment of HAPL Leasing Co, Inc. and Pulse Microsystems Ltd. to Chemical Bank

     10.7 Waiver and First Amendment to Mortgage between Hirsch International Corp. and The Chase Manhattan Bank, dated as of April 30, 1999.

     10.8 Agreement of Modification of Note between Hirsch International Corp. and The Chase Manhattan Bank dated as of April 30, 1999.

     10.9  Joinder  by   Guarantors   among  HAPL  Leasing  Co.,   Inc.,   Pulse
Microsystems, Ltd. and The Chase Manhattan Bank.

     ****10.10 Stock Purchase Agreement, dated June 7, 1996 by and among Hirsch International Corp. and Ronald H. Krasnitz and Martin Krasnitz

     *****10.11 Stock Purchase Agreement, Dated December 20, 1996 by and between Hirsch International Corp. and Jimmy L. Yates.

     *10.12 Employment Agreement between Henry Arnberg and the Registrant

     *10.13 Employment Agreement between Paul Levine and the Registrant

     *10.14  Employment  Agreement  between Tas Tsnosis and Pulse  Microsystems,
Ltd.

     *10.15 Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.

     ***10.16 Employment Agreement between Ronald H. Krasnitz and Sewing Machine Exchange, Inc.

     ***10.17 Employment Agreement between Martin Krasnitz and Sewing Machine Exchange, Inc.

     @10.18 Employment Agreement between Jimmy L. Yates and Sedeco, Inc.

     +10.19 Amendment to Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.

     +10.20 Amendment to Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.

     *10.21  Distributorship  Agreement  Dated  February 21, 1991  together with
Supplements and Amendments thereto, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp. and Hirsch International Corp. ("Hirsch Distributorship Agreement")

     @10.22 Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996

     @10.23 Distributorship Agreement, Dated February 21, 1991, together with Supplement Dated February 21, 1996, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp., and Sedeco, Inc.

     @10.24 West Coast Distributorship Agreement, Dated February 21, 1997, among Tajima Industries, Ltd., Nomura Trading Co. Ltd. and Nomura (America) Corp., and Hirsch International Corp.

     %10.25 Stock Option Plan, as Amended

     #10.26 1994 Non-Employee Director Stock Option Plan

     @10.27 Registration Rights Agreement, Dated December 20, 1996, between Hirsch International Corp. and Jimmy L. Yates

     @10.28 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Jimmy L. Yates, Dated December 6, 1996

     @10.29 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Ronald H. Krasnitz, Dated June 7, 1996

     @10.30 Non-Qualified Stock Option Agreement between Hirsch International Corp. and Martin Krasnitz, Dated June 7, 1996

     +10.31 Agreement dated as of December 20, 1997 between the Registrant and Tokai Industrial Sewing Machine Company, Ltd. for sale of a forty (40%) per cent interest in Tajima USA, Inc. 21.1 List of Subsidiaries of the Registrant

     21.1 List of Subsidiaries of Registrant

     23.1 Consent of Auditors

     27.1 Financial Data Schedule

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

     + Incorporated by reference from Registrant's Form 10-K filed for the fiscal year ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HIRSCH INTERNATIONAL CORP.
                                         Registrant

                                     By: /s/Henry Arnberg
                                         ----------------------------------
                                         Henry Arnberg, Chief Executive Officer

Dated:  May 17, 1999

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


             Signature                                        Title                                   Date
             ---------                                        -----                                   ----

/s/Henry Arnberg                      Chairman of the Board of Directors and Chief                May 17, 1999
---------------------------           Executive Officer (Principal Executive Officer)
Henry Arnberg


/s/Paul Levine                        President and Director                                      May 17, 1999
------------------------------
Paul Levine

/s/ Tas Tsonis                         Vice President and Director                                May 17, 1999
------------------------------
Tas Tsonis

/s/ Richard M. Richer                  Vice President-Finance and Chief Financial Officer         May 17, 1999
------------------------------        (Principal Accounting and Financial Officer)
Richard M. Richer

/s/ Ronald Krasnitz                    Chief Operating Officer, Secretary and                     May 17, 1999
------------------------------         Director
Ronald Krasnitz

/s/ Marvin Broitman                    Director                                                   May 17, 1999
------------------------------
Marvin Broitman

s/s Herbert M. Gardner                 Director                                                   May 17, 1999
------------------------------
Herbert M. Gardner

/s/Douglas Schenendorf                Director                                                    May 17, 1999
------------------------------
Douglas Schenendorf

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
---------------------------------------------------------------------------

                                                                                       Page


INDEPENDENT AUDITORS' REPORT                                                              1

     CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE YEARS ENDED  JANUARY 31, 1999,
1998 AND 1997:

   Consolidated Balance Sheets                                                          2-3

   Consolidated Statements of Operations                                                  4

   Consolidated Statements of Stockholders' Equity                                        5

   Consolidated Statements of Cash Flows                                                  6

   Notes to Consolidated Financial Statements                                          7-24


INDEPENDENT AUDITORS' REPORT


Board of Directors
Hirsch International Corp.
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and Subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hirsch International Corp. and Subsidiaries as of January 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Jericho, New York

April 22, 1999

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND 1998
-----------------------------------------------------------------------------


ASSETS                                                                           1999                  1998


CURRENT ASSETS:
  Cash and cash equivalents                                                $   3,078,000         $   2,956,000

  Accounts receivable, net of an allowance for
    doubtful accounts of approximately $4,033,000
    and $3,160,000, respectively                                               22,956,000           34,427,000

  Net investment in sales-type leases -
    current portion (Note 5)                                                    2,254,000            2,180,000

  Inventories, net (Notes 4 and 11)                                            36,335,000           34,166,000

  Prepaid income taxes (Note 9)                                                1,786,000                  -

  Other current assets (Note 9)                                                5,284,000             3,284,000
                                                                               ---------           -----------

           Total current assets                                               71,693,000            77,013,000

NET INVESTMENT IN SALES-TYPE LEASES - Noncurrent
  portion (Note 5)                                                            11,256,000            12,055,000

EXCESS OF COST OVER NET ASSETS  ACQUIRED - Net of accumulated  amortization
of approximately $2,686,000 and $1,581,000, respectively (Notes 3 and 7)      14,139,000            15,979,000


PURCHASED TECHNOLOGIES - Net of accumulated
  amortization of approximately $940,000 and $749,000,
  respectively                                                                   399,000               590,000

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated
  depreciation and amortization (Notes 6 and 8)                                7,602,000             7,193,000


OTHER ASSETS (Note 9)                                                          1,846,000             2,002,000
                                                                               ---------           -----------
TOTAL ASSETS                                                              $  106,935,000        $  114,832,000
                                                                             ===========           ===========


     See notes to consolidated financial statements.
                                                                    (Continued)

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND 1998
------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1999                            1998

CURRENT LIABILITIES:
  Trade acceptances payable (Note 11)                                            $2,164,000                   $    15,286,000

  Accounts payable and accrued expenses (Note 7)                                 17,338,000                        20,592,000

  Current maturities of long-term debt (Note 8)                                     252,000                           231,000

  Income taxes payable (Note 9)                                                        -                              735,000
                                                                                 ----------                       -----------

           Total current liabilities                                             19,754,000                        36,844,000


LONG-TERM DEBT - Less current maturities (Note 8)                                15,640,000                         1,421,000
                                                                                 ----------                       -----------

           Total liabilities                                                     35,394,000                        38,265,000


MINORITY INTEREST (Note 1)                                                        1,334,000                           944,000
                                                                                -----------                        ----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

STOCKHOLDERS' EQUITY (Notes 1 and 10):
  Preferred stock, $.01 par value; authorized;
    1,000,000 shares; issued:  none                                                     -                               -

  Class A common stock, $.01 par value;
    authorized:  20,000,000 shares, outstanding,
    6,815,000 and 6,811,000 shares, respectively                                     68,000                            68,000

  Class B common stock, $.01 par value;
    authorized:  3,000,000 shares, outstanding:
    2,668,000 shares                                                                 27,000                            27,000

Additional paid-in capital                                                       41,397,000                        41,377,000

  Retained earnings                                                              29,543,000                        34,151,000
                                                                               ------------                        ----------

                                                                                 71,035,000                        75,623,000
  Less:  Treasury stock at cost, 90,300 shares                                      828,000                             -
                                                                               ------------                        ----------

           Total stockholders' equity                                            70,207,000                        75,623,000
                                                                               ------------                        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  106,935,000                   $   114,832,000
                                                                               ============                      ============



See notes to consolidated financial statements.
                                   (Concluded)

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------



                                                                     1999               1998               1997

REVENUES:
  Net sales                                                      $122,198,000      $147,045,000       $122,195,000
  Interest income related to sales-type leases                      5,348,000         5,432,000          3,243,000
                                                                  -----------       -----------        -----------

           Total revenue                                          127,546,000       152,477,000        125,438,000
                                                                  -----------       -----------        -----------

COST OF SALES:
  Cost of sales                                                   81,604,000         96,099,000         80,820,000
  Inventory write-down (Notes 4 and 7)                             3,450,000              -                  -
                                                                 -----------        -----------         ----------

           Total cost of sales                                    85,054,000         96,099,000         80,820,000
                                                                 -----------        -----------         ----------
GROSS PROFIT                                                      42,492,000         56,378,000         44,618,000
                                                                 -----------        -----------         ----------


OPERATING EXPENSES:
  Selling, general and administrative expenses                    44,381,000         41,055,000         29,070,000
  Restructuring costs (Note 7)                                     2,377,000              -                  -
                                                                 -----------        -----------         ----------

           Total operating expenses                               46,758,000         41,055,000         29,070,000
                                                                 -----------        -----------         ----------


OPERATING (LOSS) INCOME                                           (4,266,000)         15,323,000         15,548,000
                                                                 -----------        -----------         ----------


OTHER EXPENSE (INCOME)
  Interest expense (Note 8)                                        1,567,000            934,000            832,000
  Other                                                              233,000             90,000           (454,000)
                                                                 -----------         ----------          ---------

           Total other expense                                     1,800,000          1,024,000            378,000
                                                                 -----------         ----------          ---------


(LOSS) INCOME BEFORE INCOME TAX
  (BENEFIT) PROVISION AND MINORITY
  INTEREST IN NET EARNINGS OF
  CONSOLIDATED SUBSIDIARY                                        (6,066,000)         14,299,000         15,170,000


INCOME TAX (BENEFIT) PROVISION (Note 9)                          (1,848,000)          6,059,000          6,402,000

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                               390,000              44,000              -
                                                                 ----------          ----------         ----------

NET (LOSS) INCOME                                             $  (4,608,000)    $     8,196,000     $    8,768,000
                                                                 ==========          ==========         ==========

(LOSS) EARNINGS PER SHARE:
  Basic                                                       $       (0.49)               0.92               1.13
                                                                 ==========          ==========         ==========

  Diluted                                                     $       (0.49)    $          0.89       $       1.10
                                                                 ==========          ==========         ==========


WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF (LOSS)
  EARNINGS PER SHARE (Note 12)
  Basic                                                           9,413,000           8,953,000          7,782,000
                                                                ===========          ==========         ==========

  Diluted                                                         9,436,000           9,236,000          7,967,000
                                                                ===========          ==========         ==========

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------



                                                                                              Accumulated other
                                                                                              Comprehensive
                                                 Class A          Class B                     Income
                                               Common Stock     Common Stock                  ------------
                                              (Note 10)        (Note 10)      Additional      Unrealized
                                           ----------------  -----------------   Paid-In      Holdings   Retained Treasury
                                            Shares   Amount  Shares      Amount   Capital     (Loss)Gain  Earnings  Stock   Total

BALANCE, FEBRUARY 1, 1996                  3,288,000 $33,000 2,869,000   $28,000 $11,886,000 $(715,000)$17,202,000 $ -  $ 29,134,000


  Issuance of shares in connection
    with acquisitions (Note 3)               143,000   2,000     -        -        2,636,000     -       -          -     2,638,000
  Transfer of Class B stock to
    Class A stockholder                      137,000   1,000  (137,000)   (1,000)      -         -       -          -       -
  Stock dividend (25%) (Note 10d)          1,542,000  15,000     -          -          -         -    (15,000)      -       -
  Exercise of stock options and warrants     203,000   2,000     -          -      1,104,000     -       -          -     1,106,000
  Comprehensive income:
    Unrealized holding gain (Note 2o)           -        -       -          -          -       36,000    -          -        -
    Net income                                  -        -       -          -          -         -      8,768,000   -        -
  Total comprehensive income:                                                                                             8,804,000
                                             --------  ------   -------   -------   --------   -------  ------- ------   ---------

BALANCE, JANUARY 31, 1997                  5,313,000  53,000  2,732,000   27,000  15,626,000   21,000  25,955,000   -    41,682,000


  Proceeds from public offering
    of common stock, net (Note 1)          1,333,000  13,000      -          -    24,289,000     -       -         -     24,302,000
  Issuance of shares in connection
    with acquisitions (Note 3)                20,000     -       -          -        392,000     -       -         -        392,000
  Issuance of Class A stock                   49,000   1,000     -          -        819,000     -       -         -        820,000
  Transfer of Class B stock to
    Class A stockholder                       64,000     -      (64,000)    -          -         -       -         -        -
  Exercise of stock options and warrants      32,000   1,000     -          -        251,000     -       -         -        252,000
  Comprehensive income:
    Unrealized holding loss (Note 2o)           -        -       -          -          -     (21,000)    -         -        -
    Net income                                  -        -       -          -          -         -    8,196,000    -        -
  Total comprehensive income:                                                                                             8,175,000
                                           --------  ------   -------   -------   --------   -------  -------   ------    ---------

BALANCE, JANUARY 31, 1998                  6,811,000  68,000  2,668,000  27,000  41,377,000     -   34,151,000    -      75,623,000


  Exercise of stock options                    4,000     -       -          -         20,000     -      -          -         20,000
  Purchase of treasury shares (Note 10e)        -        -       -          -          -         -      -      (828,000)   (828,000)
  Comprehensive income:
    Net loss                                    -        -       -          -          -         -  (4,608,000)    -         -
  Total comprehensive income:                                                                                            (4,608,000)
                                            --------  ------- ---------- ------- ----------- ------- ---------- -------- ----------

BALANCE, JANUARY 31, 1999                  6,815,000  $68,000  2,668,000 $27,000 $41,397,000  $ - $29,543,000  $(828,000)$70,207,000
                                           =========  ======= ========== ======= =========== ===== ============ ======== ===========



See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------

                                                                        1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $ (4,608,000)     $  8,196,000      $  8,768,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                      3,754,000         3,214,000         1,763,000
    Provisions for reserves                                            1,643,000           807,000           663,000
    Deferred income taxes                                             (2,826,000)         (621,000)         (193,000)
    Gain on disposal of assets                                             -               (42,000)           18,000
    Minority interest                                                    390,000            44,000              -
    Write-off of goodwill                                                711,000              -                 -
    Changes in assets and liabilities:
      Accounts receivable                                             10,598,000       (14,382,000)       (5,012,000)
      Net investments in sales-type leases                               213,000        (3,591,000)       (2,287,000)
      Inventories                                                     (3,467,000)      (18,749,000)       (2,778,000)
      Other current assets and other assets                              614,000        (1,251,000)         (808,000)
      Trade acceptances payable                                      (13,122,000)        1,954,000         4,676,000
      Accounts payable and accrued expenses                           (3,375,000)        8,254,000        (1,797,000)
      Prepaid income taxes and income taxes payable                   (2,521,000)         (807,000)          409,000
                                                                     -----------       -----------         ---------

           Net cash (used in) provided by
             operating activities                                    (11,996,000)      (16,974,000)        3,422,000
                                                                     -----------       -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (1,314,000)       (2,096,000)       (1,447,000)
  Acquisition of Sewing Machine Exchange, Inc.                            -                  -            (4,973,000)
  Acquisition of Sedeco, Inc.                                             -                  -            (4,153,000)
  Acquisition of Equipment Connection, Inc.                               -               (553,000)             -
  Sales (purchases) of short-term investments                             -              2,570,000          (392,000)
                                                                      ----------        ----------        ----------
           Net cash used in
             investing activities                                     (1,314,000)          (79,000)       (10,965,000)
                                                                  ---------------      -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of bank financing                                          26,021,000        17,260,000        11,946,000
  Repayments of long-term debt                                       (11,781,000)      (31,390,000)       (4,209,000)
  Proceeds from public offering                                                         24,302,000            -
  Proceeds from issuance of stock and
    exercise of stock options and warrants                                20,000         1,072,000         1,106,000
  Purchase of treasury shares                                           (828,000)           -                 -
  Contributions from minority interest                                      -              900,000            -
                                                                  ---------------       ----------         ---------
           Net cash provided by financing
             activities                                               13,432,000        12,144,000         8,843,000
                                                                  ---------------       ----------         ---------

INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            122,000        (4,909,000)        1,300,000

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                            2,956,000         7,865,000         6,565,000
                                                                  --------------        ----------         ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  3,078,000      $  2,956,000      $  7,865,000
                                                                  ==============        ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid                                                    $   1,483,000      $    966,000     $     796,000
                                                                  ================      ==========         =========

  Income taxes paid                                                $   3,537,000      $  7,621,000      $  5,788,000
                                                                  ================       ===========       =========

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------


     1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems Ltd. ("Pulse"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company"). The operations of SMX, Sedeco, and HECI are included in consolidated operations since their acquisitions on June 7, 1996, December 20, 1996, and March 26, 1997, respectively (Note 3). The operations of TUI have been included in consolidated operations since inception in June 1997.

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and the earnings have been reported as minority interest in the Company's Consolidated Statements of Operations.

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

     b. Revenue Recognition - The Company distributes embroidery equipment which it offers for sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment. Lease contracts which meet the criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" are accounted for as sales-type leases. Under this method, revenue is recognized as a sale at the later of the time of shipment or acceptance by the lessee in an amount equal to the present value of the rental payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. The operating method of accounting for leases is followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue would be recognized over the term of the lease.

     Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     c. Cash Equivalents - Cash equivalents consist of money market accounts with initial maturities of three months or less.

     d. Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

     e. Inventories - Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evidence that the product is not salable or the market value is less than cost (see Note 4).

     f. Foreign Operations - The functional currency of the Company's foreign subsidiary is the U.S. dollar. Assets and liabilities of the foreign subsidiary are translated at year-end exchange rates and the results of operations are translated using the average exchange rate prevailing throughout the year. Gains and losses from foreign currency transactions are included in net income and are not significant.

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

     h. Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years) commencing in the month following product release. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 1999, 1998 and 1997 was approximately $205,000, $205,000 and $84,000, respectively.

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

     m. Earnings Per Share - The Company has adopted Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

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

     o. Comprehensive Income - In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income and unrealized holding gains and losses on short term investments available for sale and is presented in the consolidated statements of stockholders equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

     p. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     q. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. At January 31, 1999 and 1998, the fair value of the Company's financial instruments approximated the carrying value (Note 2c).

     r. Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentations.

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

     On the basis of a pro forma consolidation of the results of operations as if the acquisition of ECI had taken place at the beginning of fiscal 1997, management believes that the acquisition would not have had a material effect on the reported amounts. Such pro forma amount is not necessarily indicative of what the actual consolidated results might have been if the acquisition had been effective at the beginning of fiscal 1997.

     In the fourth quarter of fiscal 1999, the Company commenced a restructuring plan in connection with certain of its operations, including the closing of ECI. In connection with the closing of ECI, the ECI goodwill was written off (Notes 4 and 7).

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

     The purchase price was $8,690,000 paid in the form of promissory note in the principal amount of $4,250,000 to each of the two former shareholders of SMX and by delivery of an aggregate of 9,375 shares of the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into five-year employment contracts with SMX's former shareholders pursuant to which they received approximately 331,000 options to purchase shares of Hirsch Class A Common Stock (Note 10b). The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date thereof.

     c. Acquisition of Sedeco - On December 20, 1996, the Company acquired all of the outstanding capital stock of Sedeco. The acquisition was accounted for as a purchase in accordance with APB 16 and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at the date of acquisition. the costs in excess of fair value of Sedeco is being amortized over a 15-year period.

     The purchase price was $6,565,000, paid in the form of $4,165,000 in cash and $2,400,000 in the Company's Class A Common Stock. Concurrent with the acquisition, the Company entered into a five-year employment contract with Sedeco's former shareholder pursuant to which approximately 60,000 options to purchase shares of Hirsch Class A Common Stock (Note 10b) were issued. The options were issued at fair market value at the date of acquisition and vest in four annual installments of 25 percent each on the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant.

     4. INVENTORIES

                                                                                                January 31,
                                                                                          1999               1998

          Machines                                                                   $  32,465,000      $  29,613,000
          Parts and accessories                                                          6,383,000          6,808,000
          Less:  Reserve for slow-moving inventory                                      (2,513,000)        (2,255,000)
                                                                                   ----------------   ---------------

          Total                                                                      $  36,335,000      $  34,166,000
                                                                                   ================   ===============

     In connection with the Company's restructuring (Note 7), the Company wrote-down used machine and ESW inventories by $3,450,000 in the fourth quarter of fiscal 1999. Such write-down is included in cost of sales on the accompanying statements of operations.

     5. NET INVESTMENT IN SALES-TYPE LEASES


                                                                                              January 31,
                                                                                        1999                1998

         Total minimum lease payments receivable                                   $    9,944,000      $  12,681,000
         Estimated residual value of leased property (unguaranteed)                     7,360,000          5,594,000
         Reserve for estimated uncollectible lease payments                            (1,100,000)          (588,000)
         Less:  Unearned income                                                        (2,694,000)        (3,452,000)
                                                                                      -----------         ----------

         Net investment                                                                13,510,000         14,235,000
         Less:  Current portion                                                         2,254,000          2,180,000
                                                                                      ------------        ----------

         Non-current portion                                                       $   11,256,000       $ 12,055,000
                                                                                      ============       ===========


     At January 31, 1999 future annual lease payments receivable (including estimated residual values) under sales-type leases are as follows:

           Fiscal Year
              Ending
           January 31,

               2000                          $    3,266,000
               2001                               3,299,000
               2002                               3,300,000
               2003                               3,523,000
               2004                               3,361,000
            Thereafter                              555,000
                                                  ---------
                                              $  17,304,000
                                                 ==========

     6. PROPERTY, PLANT AND EQUIPMENT

                                                                                               January 31,
                                                                                         1999               1998

         Land and building                                                        $   3,288,000     $  3,288,000

         Machinery and equipment                                                      5,131,000        4,296,000

         Furniture and fixtures                                                       1,930,000        1,865,000

         Rental equipment                                                             1,195,000             -

         Automobiles                                                                    338,000          450,000

         Leasehold improvements                                                       1,798,000        1,579,000
                                                                                 --------------     ------------

         Total at cost                                                              13,680,000        11,478,000
         Less:  Accumulated depreciation and amortization                           (6,078,000)       (4,285,000)
                                                                                 --------------     ------------

         Property, plant and equipment, net                                     $    7,602,000     $   7,193,000
                                                                                  =============     ============


     7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                              January 31,
                                                                        1999               1998



       Accounts payable                                          $   11,684,000     $ 14,310,000
       Accrued restructuring costs                                    1,544,000           -
       Accrued commissions payable                                    1,091,000        1,519,000
       Accrued payroll costs                                            316,000          693,000
       Accrued warranty and installation costs                          922,000          626,000
       Customer deposits payable                                        634,000          598,000
       Other accrued expenses                                         1,147,000        2,846,000
                                                                      ---------        ---------
       Total accounts payable and accrued expenses               $   17,338,000     $ 20,592,000
                                                                     ==========       ==========




     In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the interface of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the ECI operations, the consolidation of the ESW operations with existing Hirsch operations and the closing of four decentralized sales and training offices. The restructuring costs of $2,377,000 primarily relate to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). As of January 31, 1999, payments of $122,000 have been made for these costs. The company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 2000.

     As an additional part of the plan, which is recorded as cost of sales, the Company wrote-down to net realizable value used machine and ESW inventories by $3,450,000.

     8. LONG-TERM DEBT

                                                                                               January 31,
                                                                                     1999                  1998

          Revolving Credit Facility (A)                                         $14,500,000         $       -
          Mortgage (B)                                                            1,320,000             1,549,000
          Other                                                                      72,000               103,000
                                                                                 ----------             ---------

          Total                                                                  15,892,000             1,652,000
          Less:  Current maturities                                                 252,000               231,000
                                                                                 ----------             ---------
          Long-term maturities                                                 $ 15,640,000         $   1,421,000
                                                                                 ==========             =========


     (A) In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, reduce the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for HAPL. The Facility is used for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. In addition to the working capital borrowings described above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $2,164,000 at January 31, 1999. The Company was in default of certain financial covenants at year end and has received waivers from the banks.

     (B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage bears interest at a fixed rate of 8.8 percent and is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon. The Company was in default of the financial covenant at year end and has received a waiver from the bank. In connection with the waiver, the bank also amended the Mortgage such that, effective April 30, 1999, it bears interest at 9.3 percent.

            Long-term debt (including capitalized lease obligations) of the Company at January 31, 1999 matures as follows:

                Ending
             January 31,

                 2000                        $      252,000
                 2001                            14,748,000
                 2002                               248,000
                 2003                               242,000
                 2004                               230,000
              Thereafter                            172,000
                                                  ---------
                                              $  15,892,000
                                                 ==========

     9. INCOME TAXES

     The income tax (benefit) provision for each of the periods presented herein is as follows:




                                                                                       January 31,

                                                                            1999               1998              1997

         Current:
            Federal                                                 $      456,000        $  4,978,000      $  4,842,000
            State and foreign                                              522,000           1,702,000         1,753,000
                                                                         --------            ---------         ---------

          Total current                                                    978,000           6,680,000         6,595,000
                                                                         ---------           ---------         ---------

          Deferred:
            Federal                                                     (2,491,000)           (527,000)         (100,000)
            State and foreign                                             (335,000)            (94,000)          (93,000)
                                                                         ---------           ---------         ---------

          Total deferred                                                (2,826,000)           (621,000)        (193,000)
                                                                         ---------           ---------         ---------

          Total income tax (benefit) provision                      $   (1,848,000)      $   6,059,000      $  6,402,000
                                                                      =============        ===========       ===========


     The tax effects of temporary differences that give rise to deferred income tax assets at January 31, 1999 and 1998 are as follows:


                                                                 January 31, 1999                 January 31, 1998
                                                                 Net              Net            Net             Net
                                                               Current         Long-Term       Current        Long-Term
                                                              Deferred         Deferred        Deferred       Deferred
                                                             Tax Assets       Tax Assets      Tax Assets     Tax Assets


         Accounts receivable                               $    1,147,000      $   -         $   782,000   $     -
         Inventories                                              790,000          -             703,000         -
         Accrued warranty costs                                   264,000          -             143,000         -
         Other accrued expenses                                   582,000          -              69,000         -
         Purchased technologies and goodwill                        -           234,000             -        180,000
         Net operating loss                                     1,400,000          -                -            -
         Net investments in sales-type leases
           (allowance for doubtful accounts)                        -           439,000             -        237,000
         Capitalized software development
           Costs                                                    -           (40,000)            -       (124,000)
                                                               ---------      ---------         --------   ---------
                                                           $   4,183,000    $   633,000      $ 1,697,000   $ 293,000
                                                               =========      =========        =========   =========


     Valuation allowances for such deferred tax assets have not been established as it is more likely than not that the Company will realize these assets in the future based upon the historical profitable and future anticipated profitable operations of the Company.

     The Company had a net operating loss from the year ended January 31, 1999 amounting to approximately $3,800,000 which expires in 2019.

     Net current and long-term deferred tax assets are included in other current assets and other assets, respectively, on the accompanying consolidated balance sheets.

     A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:


                                                                                              Year Ended January 31,
                                                                                          1999        1998        1997


         Federal statutory income tax rate                                              (34.0)%       34.0%       34.0%
         State income taxes, net of Federal benefit                                       5.0          7.9         8.4
         Permanent differences                                                           (1.5)         0.5        (0.2)
                                                                                        ------      -------       -----

         Effective income tax rate                                                      (30.5)%      42.4 %       42.2 %
                                                                                        =======     =======      ======

     10. STOCKHOLDERS' EQUITY

     a. Common Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock are substantially identical in all respects, except that the holders of Class B Common Stock elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stockholder. At the same time, the Board approved the authorization of 1,000,000 shares of preferred stock to be issued from time to time, in such series and with such designations, rights and preferences as the Board may subsequently determine. The stock splits and the changes in authorized capital have been retroactively reflected for all periods presented herein.

     b. Stock Option Plans - The Company maintains two stock options plans pursuant to which an aggregate of approximately 1,284,000 shares of Common Stock may be granted.

     The 1993 Stock Option Plan (the "1993 Plan") has 1,050,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either
(i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     Stock option transactions during the years ended January 31, 1999, 1998 and 1997 for the 1993 Plan are summarized below:


                                                                    Shares           Price Range        Average Price

             Options outstanding - January 31, 1996                  63,000          $4.88 - $10.04      $  6.21

             Options granted                                        256,000         $10.20 - $17.05      $ 14.94
             Options exercised                                       (5,000)            $4.88            $  4.88
             Options canceled                                        (6,000)           $14.50            $ 14.50
                                                                    -------          --------------      --------


             Options outstanding - January 31, 1997                 308,000          $4.88 - $17.05      $ 13.23

             Options granted                                        332,000         $17.00 - $24.20      $ 17.10
             Options exercised                                      (14,000)         $4.88 - $14.50      $ 11.70
             Options canceled                                       (11,000)        $14.50 - $17.00      $ 15.05
                                                                    -------          --------------      -------
             Options outstanding - January 31, 1998                 615,000          $4.88 - $24.20      $ 13.74

             Options exercised                                       (2,000)             $4.88           $  4.88
             Options canceled                                       (78,000)         $4.88 - $17.00      $ 15.66
                                                                    -------          --------------      -------

             Options outstanding - January 31, 1999                 535,000          $4.88 - $24.20      $ 15.53
                                                                ===========        ================     ========

             Options exercisable at January 31, 1999                283,000          $4.88 - $24.20      $ 14.26
                                                                ===========        ================    =========



                                                            Options Outstanding            Options Exercisable
                                                        Weighted Avg.      Weighted                     Weighted
                                                          Remaining         Average                      Average
                       Range of            Number        Contractual       Exercise        Number       Exercise
                    Exercise Prices     Outstanding       Life (yrs)         Price      Exercisable       Price

                     $4.88 - $5.89      41,000              0.5            $   5.60        41,000       $  5.60
                     $9.12 - $10.20     15,000              1.5            $   9.83        15,000       $  9.83
                    $14.50 - $17.00    402,000              2.5            $  16.01       201,000       $ 15.68
                        $18.70          67,000              2.5            $  18.70        23,000       $ 18.70
                    $22.00 - $24.20     10,000              3.5            $  23.10         3,000       $ 23.10
                                       -------                                            -------
                                       535,000                                            283,000
                                      ========                                            =======

     All options granted for the fiscal year ended January 31, 1995 are exercisable one year from the date of grant and expire five years from the date of grant. All options issued subsequent to the fiscal year ended January 31, 1995 vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. There are approximately
361,000 shares available for future grants under the 1993 Plan. Approximately 95,000 options have been canceled under this plan.

     The 1994 Non-Employee Director Stock Option Plan (the "Directors Plan") has approximately 234,000 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 7,500 shares of Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 2,500 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company's Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

     Stock option transactions during the years ended January 31, 1999, 1998 and 1997 for the Directors Plan are summarized below:

                                                                                                          Weighted
                                                                      Shares          Price Range       Average Price

              Options outstanding - February 1, 1996                  47,000         $5.36 - $9.12        $   6.30

              Options granted                                          9,000         $    15.50              15.50
                                                                     -------          ------------        --------

              Options outstanding - January 31, 1997                  56,000        $  5.36 - $15.50      $   7.83

                Options granted                                        8,000        $    22.00            $  22.00

                Options exercised                                    (17,000)       $     5.36            $   5.36
                                                                     -------          -------------       --------

              Options outstanding - January 31, 1998                  47,000        $  5.36 - $22.00      $  11.09

                Options exercised                                     (2,000)       $     5.36            $   5.36
                                                                     -------          --------------       -------

              Options outstanding - January 31, 1999                  45,000           5.36 - $22.00      $  11.35
                                                                  ==============    ================      ========

              Options exercisable at January 31, 1999                 37,000        $  5.36 - $22.00      $   9.57
                                                                  ==============    ================      ========




                                                   Options Outstanding         Options Exercisable
                                              Weighted Avg.     Weighted                     Weighted
                                               Remaining         Average                     Average
                    Exercise       Number     Contractual       Exercise      Number         Exercise
                     Prices     Outstanding    Life (yrs)         Price    Exercisable        Price

                     $5.36           16,000     0.5           $    5.36        16,000          $  5.36
                     $9.12           12,000     1.5           $    9.12        12,000          $  9.12
                     $15.50           9,000     2.5           $   15.50         6,000          $ 15.50
                     $22.00           8,000     3.5           $   22.00         3,000          $ 22.00
                                   ========                                   =======
                                     45,000                                    37,000
                                   ========                                   =======

     There are approximately 182,000 shares available for future grants under the Directors Plan. No options have been cancelled under this plan.

     In connection with the acquisitions of ECI, Sedeco, SMX, and Pulse, approximately 453,000 non-plan options have been issued as follows:


                                                                                                           Weighted
                                                                           Shares       Price Range        Average
                                                                                                           Price
               Options outstanding - Pulse acquisition                     36,000       $  4.88            $  4.88
                                                                          --------       -------              ----

               Options outstanding - January 31, 1995 and 1996             36,000       $  4.88            $  4.88

                 Options granted - SMX and Sedeco
                   acquisitions                                           391,000   $16.20 - $18.25        $  16.52
                                                                          --------  ---------------          ------
               Options outstanding - January 31, 1997                     427,000   $4.88 - $18.25         $  15.54

                 Options granted - ECI acquisition                         26,000       $ 18.25            $  18.25
                                                                          --------  ----------------         ------
               Options outstanding - January 31, 1998 and 1999             453,000  $4.88 - $18.25         $  15.69
                                                                         =========  ================         ======
               Options exercisable at January 31, 1999                     239,000  $4.88 - $18.25         $  14.82
                                                                         =========  ================         ======






                                                 Weighted Avg.      Weighted                   Weighted
                                                 Remaining          Average                    Average
                  Exercise         Number       Contractual         Exercise      Number       Exercise
                   Prices        Outstanding    Life (yrs)           Price      Exercisable     Price

                    $4.88         36,000         0.5                $4.88       36,000          $4.88
                   $16.20        331,000         2.5               $16.20      166,000         $16.20
                   $18.25         86,000         2.6               $18.25       37,000         $18.25
                                 -------                                       -------
                                 453,000                                       239,000
                                 =======                                       =======

     The options issued in connection with the Pulse acquisition are exercisable and have a life of five years. The options issued in connection with the SMX, Sedeco and ECI acquisitions vest in four annual installments of 25 percent each in the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant. The options issued in connection with the Pulse acquisition expired in February 1999. No options have been exercised or canceled.

     In addition, pursuant to the IPO, the underwriters received warrants to purchase from the Company 205,080 shares of Class A Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of the IPO at exercise prices ranging from 107 percent to 128 percent of the initial public offering price. During the fiscal year ended January 31, 1998 and 1997, 2,700 and 198,300 warrants, respectively, were exercised at a price of $5.56 per share. No warrants were exercised during 1999. Approximately 4,080 were exercisable at a price of $5.90 per share. These warrants expired in February 1999.

     c. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: expected life, five years following vesting; stock volatility, 128.5 percent in 1999, 54 percent in 1998 and 28 percent in 1997, risk free interest rate of 5.0 percent in 1999, 5.5 percent in 1998 and 6.0 percent in 1997 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net
(loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:


                                                                                  Year Ended January 31,
                                                                          1999              1998              1997

                Net (loss) income:
                  As reported                                        $  (4,608,000)     $  8,196,000      $  8,768,000
                  Pro forma                                          $  (5,757,000)     $  7,597,000      $  8,464,000

                Basic (loss) earnings per share
                  As reported                                        $       (0.49)     $    0.92         $     1.13
                  Pro forma                                          $       (0.61)     $    0.85         $     1.09

                Diluted (loss) earnings per share:
                  As reported                                        $       (0.49)    $     0.89         $     1.10
                  Pro forma                                          $       (0.61)    $     0.82         $     1.07

     d. Stock Dividend - On June 25, 1996, the Company declared a five-for-four stock split effected in the form of a 25 percent stock dividend which was paid on July 22, 1996 to stockholders of record on July 8, 1996. The par value of the shares remains unchanged at $.01 per share.

     Unless otherwise noted, all numbers of shares, per share amounts and per share prices in the consolidated financial statements and notes thereto have been adjusted to reflect the stock dividends and splits.

     e. Treasury Stock - Treasury stock is comprised of 90,300 shares of common stock purchased in open market transactions for a total cost of $828,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal 1999.

     f. Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make a matching contribution for the fiscal year ended January 31, 1999. The Company contributed approximately $148,000 and $78,000 for the years ended January 31, 1998 and 1997, respectively. The Company funds all amounts when due.

11.   COMMITMENTS AND CONTINGENCIES

     a. Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

               Fiscal Year
                 Ending
               January 31,

                  2000                                     $     907,000
                  2001                                           584,000
                  2002                                           416,000
                  2003                                            95,000
                  2004                                             7,000
                                                            ------------
                                                            $  2,009,000
                                                            ============


     Rent expense was approximately $1,360,000, $1,292,000 and $617,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

     b. Foreign Currency Contracts - In connection with the purchase of equipment from its major supplier, the Company purchases foreign currency forward contracts (which usually approximate six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates relating to all trade acceptances payable and certain firm purchase commitments. The costs of such contracts are included in the cost of the related machinery in inventory.

     At January 31, 1999, the Company held foreign currency contracts for the purchase of Japanese yen amounting to approximately $14,222,000.

     c. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     d. Employment Agreements - The Company had entered into five-year employment agreements with the Company's current Chief Executive Officer and President, which expired by their terms on February 17, 1999. The agreements provided that each executive receive minimum annual compensation of $350,000 (adjusted annually based upon the CPI). In addition, each employment agreement provided for an annual bonus equal to five percent of pre-tax profits of the Company. No bonus was paid to either executive relating to the Company's fiscal 1999 financial results. Each executive is currently employed by the Company on an at-will basis on substantially the same terms and conditions contained in their expired employment agreements. It is anticipated that in fiscal 2000 the Board of Directors will approve an increase in the minimum compensation to each executive consistent with prior practice. The Company is currently in the third year of a five-year employment agreement with the Company's Chief Operating Officer. The agreement provides for annual compensation of $300,000. The Company also entered into employment agreements with the former shareholders of Pulse for an initial term of five years. Effective February 24, 1999, these employment agreements were renewed at the election of each executive for an additional three-year term. The agreements provide each with an annual base salary of $300,000 (adjusted annually based upon the CPI) and an annual bonus based on annual pre-tax profits of Pulse.

     e. Dependency Upon Major Supplier - During the fiscal years ended January 31, 1999, 1998 and 1997, the Company made purchases of approximately $68,255,000, $90,300,000 and $69,000,000, respectively, from Tajima Industries
Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 84, 80 and 83 percent of the Company's total purchases for the years ended January 31, 1999, 1998 and 1997, respectively.

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

     The minimum quantity of embroidery machines to be sold for 1998 was met. The minimum quantity to be sold in 1999 is approximately 1,800 machines in various designations, as defined.

     There are several manufacturers of embroidery equipment. Although management of the Company believes that the likelihood of the loss of Tajima as a supply source is remote, if Tajima terminated the current distributor relationship with the Company, management believes that it could establish a similar arrangement with another manufacturer of embroidery equipment.

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


                                                             For the Year Ended January 31,
                                        1999                              1998                             1997
                         ----------------------------------  -------------------------------  --------------------------------
                            Loss       Shares    Per Share     Income    Shares   Per Share     Income    Shares   Per Share
                                                             (In Thousands, Except Per Share Amounts)

          Basic EPS:
            Income
            available to
            common
            stockholders   $(4,608)    9,413     $  (0.49)   $   8,196   8,953   $  0.92     $   8,768   7,782    $   1.13

          Effect of
            dilutive
            securities:
            options/
            warrants          -           23          -           -        283     (0.03)      -           185       (0.03)
                         --------    -------     --------    --------   ------     -------     --------   -----     ------

          Diluted EPS:
            Income
            available to
            common
            stockholders
            plus assumed
            exercises     $(4,608)     9,436     $ (0.49)    $  8,196     9,236  $  0.89     $  8,768    7,967    $   1.10
                         ========    =======     =======     =======    =======   ======      =======    =====      ======

     13. INDUSTRY SEGMENTS

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way in which public business enterprises report information about operating segments in annual financial statements.

     The Company operates in two reportable segments; embroidery equipment and leasing. The Embroidery segment consists principally of the sale of new used embroidery equipment and value added products such as parts, accessories and software. The Leasing segment provides leasing services to customers of the Company.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the segments are the same as those described in the summary of significant accounting policies. The "Corporate" Column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment. Corporate assets are principally the Company's land and building and the excess of cost over fair value of net assets acquired.


                                                           Embroidery         Leasing       Corporate     Consolidated
Year Ended January 31, 1999
---------------------------                               ------------     ------------   ------------   -------------

Sales to unaffiliated customers                           $ 118,889,000    $  8,657,000  $      -       $ 127,546,000
Transfers between segments                                   37,478,000          -        (37,478,000)          -
                                                           ------------    ------------   ------------    -----------

Total revenues                                            $ 156,367,000    $  8,657,000  $(37,478,000)  $ 127,546,000
                                                           ============    ============   ============    ===========

Interest expense                                          $   1,550,000    $     17,000         -       $   1,567,000
                                                           ============    ============   ============    ===========

Depreciation and amortization expense                     $   1,910,000     $   332,000  $   1,512,000  $   3,754,000
                                                           ============    ============   ============    ===========

(Loss) income before income tax
 (benefit) provision                                      $  (6,951,000)    $ 1,381,000  $   (496,000)   $ (6,066,000)
                                                           ============    ============   ============    ===========
Income tax (benefit) provision                            $  (2,400,000)    $   552,000  $       -       $ (1,848,000)
                                                           ============    ============   ============    ===========
Identifiable assets                                       $  71,862,000     $17,667,000  $ 17,406,000    $106,935,000
                                                           ============    ============   ============    ===========

Year Ended January 31, 1998
---------------------------

Sales to unaffiliated customers                           $ 144,557,000     $ 7,920,000  $      -       $152,477,000
Transfers between segments                                   22,386,000          -         (22,386,000)        -
                                                           ------------     -----------    -----------    ----------
Total revenues                                            $ 166,943,000     $ 7,920,000  $ (22,386,000) $152,477,000
                                                           ============     ===========    ============  ===========

Interest expense                                          $     930,000     $     4,000  $      -       $    934,000
                                                           ============     ===========    ============  ===========

Depreciation and amortization expense                     $   1,736,000     $    24,000  $  1,454,000  $  3,214,000
                                                           ============     ===========    ============  ===========

Income before income tax provision                        $  11,136,000     $ 3,640,000  $    (477,000) $ 14,299,000
                                                           ============     ===========    ============  ===========

Income tax provision                                      $   4,617,000     $ 1,442,000  $        -     $  6,059,000
                                                           ============     ===========    ============  ===========

Identifiable assets                                       $  79,049,000     $16,275,000  $  19,508,000  $114,832,000
                                                           ============     ===========    ============  ===========

Year Ended January 31, 1997
---------------------------

Sales to unaffiliated customers                           $ 121,882,000     $ 3,556,000  $      -       $125,438,000
Transfers between segments                                    6,997,000           -         (6,997,000)        -
                                                           ------------      ----------    -----------   -----------
Total revenues                                            $ 128,879,000     $ 3,556,000  $  (6,997,000) $125,438,000
                                                           ============      ==========    ===========   ===========

Interest expense                                          $     826,000     $     6,000  $      -       $    832,000
                                                           ============     ===========    ===========  ============
Depreciation and amortization expense                     $   1,102,000     $    26,000  $     635,000  $  1,763,000
                                                           ============     ===========    ===========  ============

Income before income tax provision                        $  12,410,000     $ 2,339,000  $    421,000  $ 15,170,000
                                                           ============     ===========    ===========  ============

Income tax provision                                      $   5,421,000     $   981,000  $       -     $  6,402,000
                                                           ============     ===========    ===========  ============

Identifiable assets                                       $  52,385,000     $12,380,000  $ 18,931,000   $ 83,696,000
                                                           ============     ===========    ===========  ============
