Form 10-Q
period 1999-04-30
HIRSCH INTERNATIONAL CORP
filed 1999-06-21
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30,1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 18, 1999.


             Class of                                        Number of
             Common Equity                                    Shares

             Class A Common Stock,                           6,724,880
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                      Page No.

Part I.  Financial Information


         Item 1.  Consolidated Financial Statements


                           Consolidated Balance Sheets - April 30, 1999
                           and January 31, 1999                                                           3-4

                           Consolidated Statements of Operations for the
                           Three Months Ended April 30, 1999 and 1998                                       5

                           Consolidated Statements of Cash Flows for the
                           Three Months Ended April 30, 1999 and 1998                                     6-7

                           Notes to Consolidated Financial Statements                                    8-12

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                13-17



Part II.  Other Information                                                                                18

                           Signatures                                                                      19




Part I - Financial Information

Item 1.   Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                 April 30,       January 31,
                                                    1999             1999
                                                 ---------        ---------
                                                (Unaudited)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $5,417,000       $3,078,000

Accounts receivable, net                         20,131,000       22,956,000

Net investment in sales-type leases,
   current portion (Note 4)                       2,244,000        2,254,000

Inventories, net (Note 3)                        35,604,000       36,335,000

Prepaid income taxes                              1,046,000        1,786,000

Other current assets                              5,225,000        5,284,000
                                                -----------       ----------
     Total current assets                        69,667,000       71,693,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 4)                   12,496,000       11,256,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of
  approximately $2,977,000 and $2,686,000,
  respectively                                   13,848,000       14,139,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $988,000
  and $940,000, respectively                        351,000          399,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       7,182,000        7,602,000

OTHER ASSETS                                      1,804,000        1,846,000
                                                -----------      -----------
TOTAL ASSETS                                   $105,348,000     $106,935,000
                                                ===========      ===========



See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    April 30,       January 31,
                                                       1999             1999
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $2,718,000       $2,164,000

  Accounts payable and accrued expenses            13,624,000       17,338,000

  Current maturities of long-term debt                251,000          252,000
                                                   ----------       ----------
     Total current liabilities                     16,593,000       19,754,000

LONG-TERM DEBT, less current maturities
     (Note 5)                                      17,573,000       15,640,000
                                                   ----------       ----------
     Total liabilities                             34,166,000       35,394,000
                                                   ----------       ----------
MINORITY INTEREST (Note 1)                          1,505,000        1,334,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 2)

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,815,000
   shares                                              68,000           68,000

  Class B common stock, $.01par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares     27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings                                29,013,000       29,543,000
                                                   ----------       ----------
                                                   70,505,000       71,035,000
  Less: Treasury stock, at cost; 90,300 shares        828,000          828,000
                                                   ----------       ----------
     Total stockholders' equity                    69,677,000       70,207,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $105,348,000     $106,935,000
                                                  ===========      ===========



See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                             April 30,
                                                       -----------------------
                                                         1999        1998
                                                       ---------    ----------

REVENUES
  Net Sales                                          $24,898,000   $37,198,000
  Interest income related to sales-type leases           878,000     1,271,000
                                                      ----------    ----------
        Total revenue                                 25,776,000    38,469,000
                                                      ----------    ----------
COST OF SALES                                         16,241,000    24,231,000
                                                      ----------    ----------
GROSS PROFIT                                           9,535,000    14,238,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             9,896,000    11,644,000
                                                      ----------    ----------
OPERATING (LOSS) INCOME                                 (361,000)    2,594,000

OTHER EXPENSE (INCOME)
  Interest expense                                       324,000       204,000
  Other income                                          (234,000)      (10,000)
                                                      ----------    ----------
       Total other expense                                90,000       194,000
                                                      ----------    ----------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
  PROVISION AND MINORITY INTEREST IN NET
  EARNINGS OF CONSOLIDATED SUBSIDIARY                   (451,000)    2,400,000

INCOME TAX (BENEFIT)PROVISION                            (92,000)    1,020,000

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                    171,000        71,000
                                                       ---------     ---------
NET (LOSS) INCOME                                      ($530,000)   $1,309,000
                                                       =========     =========

(LOSS) EARNINGS PER SHARE
  Basic                                                   ($0.06)        $0.14
                                                          ======         =====
  Diluted                                                 ($0.06)        $0.14
                                                          ======         =====
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF (LOSS)
  EARNINGS PER SHARE
   Basic                                               9,392,000     9,459,000
                                                       =========     =========
   Diluted                                             9,392,000     9,524,000
                                                       =========     =========

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Three Months Ended
                                                                 April 30,
                                                         -----------------------
                                                            1999        1998
                                                         -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) income                                     ($530,000)  $1,309,000

 Adjustments  to  reconcile  net  (loss)
   income to net cash  used in  operating
   activities:

  Depreciation and amortization                          887,000     832,000

  Provision for reserves                                 694,000     100,000

  Minority interest                                      171,000      71,000

 Changes in assets and liabilities:

  Accounts receivable                                  2,441,000   (1,092,000)

  Net investment in sales-type leases                 (1,154,000)     343,000

  Inventories                                            421,000   (9,489,000)

  Prepaid taxes                                          740,000         -

  Other assets                                            22,000      296,000

  Trade acceptances payable                              554,000   (1,667,000)

  Accounts payable and accrued expenses               (3,714,000)   1,503,000

  Income taxes payable                                      -         (74,000)
                                                       ---------    ---------
       Net cash provided by (used in)
         operating activities                            532,000   (7,868,000)
                                                       ---------    ---------



  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three Months Ended
                                                           April 30,
                                                       -------------------
                                                         1999        1998
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                  (125,000)   (451,000)
                                                       --------     -------
       Net cash used in investing activities           (125,000)   (451,000)
                                                       --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                         3,000,000   14,000,000

 Repayments of long-term debt                        (1,068,000)     (61,000)

 Proceeds from exercise of stock options
   and warrants                                             -         20,000

 Purchase of treasury shares                                -       (478,000)
                                                      ---------    ---------
       Net cash provided by financing activities      1,932,000   13,481,000
                                                      ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                 2,339,000    5,162,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        3,078,000    2,956,000
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $5,417,000   $8,118,000
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                         $373,000     $203,000
                                                      =========    =========
 Income taxes paid                                     $276,000   $1,243,000
                                                      =========    =========


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended April 30, 1999 and 1998


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month periods ended April 30, 1999 and 1998 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company").

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 1999 and 1998, the financial position at April 30, 1999 and cash flows for the three month periods ended April 30, 1999 and 1998, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1999 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2. Comprehensive Income

     Effective February 1, 1998, the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements. Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the three months ended April 30, 1999 and 1998.


     3. Inventories

                                                                       April 30, 1999              January 31, 1999
                                                                       --------------              ----------------

Machines..........................................                      $32,722,000                  $32,465,000
Parts.............................................                        5,705,000                    6,383,000
                                                                        -------------               ------------
                                                                         38,427,000                   38,848,000

Less:  Reserve....................................                       (2,823,000)                  (2,513,000)
                                                                        -------------               ------------

Inventories, net..................................                      $35,604,000                  $36,335,000
                                                                       ==============               ============



     4. Net Investment in Sales-Type Leases


                                                       April 30, 1999              January 31, 1999
                                                     --------------              ----------------

Total minimum lease payments
  receivable........................................    $11,308,000                   $9,944,000

Estimated residual value of leased
  property (unguaranteed).....................            7,587,000                    7,360,000

Reserve for estimated uncollectible
  lease payments................................         (1,100,000)                  (1,100,000)

Less: Unearned income.......................             (3,055,000)                  (2,694,000)
                                                         -----------                 -----------

Net investment...................................        14,740,000                   13,510,000

Less: Current portion...........................         (2,244,000)                  (2,254,000)
                                                         ----------                  -----------

Non-current portion.............................        $12,496,000                  $11,256,000
                                                        ============                 ===========


5.       Long-Term Debt

                                                       April 30, 1999              January 31, 1998
                                                       --------------              ----------------

Revolving credit facility (A)....................       $16,500,000                  $14,500,000

Mortgage (B).....................................         1,262,000                    1,320,000

Other............................................            62,000                       72,000
                                                       -------------               -------------

Total............................................        17,824,000                   15,892,000

Less: Current maturities.......................            (251,000)                    (252,000)
                                                       ------------                -------------

Long-term maturities...........................         $17,573,000                  $15,640,000
                                                      =============               ==============

     (A) In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, reduce the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for HAPL. The Facility is used for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. In addition to the working capital borrowings described above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $2,718,000 at April 30, 1999. The Company was in default of certain financial covenants at April 30, 1999 and has received waivers of such defaults from the banks.

     (B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended such that, effective April 30, 1999, it bears interest at a fixed annual rate of 9.3 percent. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     6. Industry Segments

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


                                              Embroidery            Leasing             Corporate          Consolidated
                                              ----------            --------            ---------          -------------

Three Months Ended April 30, 1999
----------------------------------

Sales to unaffiliated customers               $24,710,000         $ 1,066,000          $      -            $  25,766,000
Transfers between segments                      8,628,000                   -            (8,628,000)                   -
                                                ---------           ---------            ----------          -----------
Total revenues                                $33,338,000         $ 1,066,000          $ (8,628,000)       $  25,766,000
                                                =========           =========            ==========          ===========
Interest expense                              $   309,000         $    15,000          $          -        $     324,000
                                                =========           =========            ==========          ===========
Depreciation and amortization expense         $   438,000         $   103,000          $    339,000        $     880,000
                                                =========           =========            ==========          ===========
(Loss) income before income tax
 (benefit) provision                          $  (733,000)        $   135,000          $    147,000        $    (451,000)
                                                =========           =========            ==========          ===========
Income tax (benefit) provision                $  (146,000)        $    54,000          $          -        $     (92,000)
                                                =========           =========            ==========          ===========
Identifiable assets                           $68,452,000         $19,847,000          $ 17,049,000        $ 105,348,000
                                               ==========          ==========            ==========          ===========

Three Months Ended April 30, 1998
---------------------------------

Sales to unaffiliated customers               $36,580,000         $ 1,889,000          $          -        $  38,469,000
Transfers between segments                      9,948,000                   -            (9,948,000)                   -
                                                ---------           ---------            ----------          -----------
Total revenues                                $46,528,000         $ 1,889,000          $ (9,948,000)       $  38,469,000
                                                =========           =========            ==========          ===========
Interest expense                              $   204,000         $         -          $          -        $     204,000
                                                =========           =========            ==========          ===========
Depreciation and amortization expense         $   448,000         $     5,000               380,000              833,000
                                                =========           =========            ==========          ===========
Income before income tax provision            $ 2,304,000         $   450,000          $   (354,000)       $   2,400,000
                                                =========           =========            ==========          ===========
Income tax provision                          $   840,000         $   180,000          $          -        $   1,020,000
                                                =========           =========            ==========          ===========
Identifiable assets                           $91,404,000         $18,919,000          $ 19,247,000        $ 129,570,000
                                                =========           =========            ==========          ===========


7.       Restructuring

     In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the interface of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the ECI operations, the consolidation of the ESW operations with existing Hirsch operations and the closing of four decentralized sales and training offices. At January 31, 1999, restructuring costs of $2,377,000 were recorded which primarily related to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). Through April 30, 1999, cash payments and non-cash charges of approximately $1,113,000 have been made for these costs. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 2000.

     As an additional part of the plan, the Company wrote-down to net realizable value used machine and ESW inventories by $3,450,000. This write-down was included in cost of sales in fiscal 1999.

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

     Three months ended April 30, 1999 as compared to the three months ended April 30, 1998

     Net sales. Net sales for the three months ended April 30, 1999 were $24,898,000, a decrease of $12,300,000, or 33.1%, compared to $37,198,000 for the three months ended April 30, 1998. The Company believes that the reduction in the sales level for the three months ended April 30, 1999 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $18,730,000 or 75.2%, and $28,630,000, or 77.0%, of net sales for the three months ended April 30, 1999 and 1998, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $10,347,000 and $8,383,000, respectively of total new embroidery machine sales during the three months ended April 30, 1999 as compared to approximately $13,254,000 and $15,376,000 for the three months ended April 30, 1998, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the three months ended April 30, 1999 aggregated approximately $6,168,000, as compared to $8,568,000 for the three months ended April 30, 1998.

     Interest income related to sales-type leases. HAPL's interest income decreased 30.9% to $878,000 for the three months ended April 30, 1999 from $1,271,000 for the comparable period of the prior year. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 43.8% of total new equipment sales for the three months ended April 30, 1999 as compared to 48.9% for the three months ended April 30, 1998.

     Cost of sales. For the three months ended April 30, 1999, cost of sales decreased $7,990,000, or 33.0%, to $16,241,000 from $24,231,000 for the three months ended April 30, 1998. The decrease was a result of the related decrease in net sales for the three months ended April 30, 1999 as compared to the three months ended April 30, 1998. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin remained consistent for the three months ended April 30, 1999 at 37.0% as compared to 37.0% for the three months ended April 30, 1998.

     Selling, General and Administrative ("SG&A") Expenses. For the three months ended April 30, 1999, SG&A decreased $1,748,000, or 15.0%, to $9,896,000 from
$11,644,000 for the three months ended April 30, 1998. SG&A expenses increased as a percentage of revenues to 38.4% from 30.3%. The increase in SG&A expenses as a percentage of revenues for the three months ended April 30, 1999 as compared to the three months ended April 30, 1998 is primarily attributable to the Company's prior investment in its infrastructure to support anticipated sales levels during fiscal 1999. In addition, approximately $200,000 of SG&A expenses were incurred in the three months ended April 30, 1999 in connection with the Hometown Threads joint venture with Jacobs Management Corporation and the Company's new Building Blocks division. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. The Company anticipates this will bring SG&A expenses in line with revised sales projections.

     Interest Expense. Interest expense for the three months ended April 30, 1999 increased $120,000, or 58.8%, to $324,000 from $204,000 for the three months ended April 30, 1998. This increase in interest expense is the result of increased working capital borrowings outstanding against the Company's Revolving Credit Facility during the three months ended April 30, 1999 as compared to the three months ended April 30, 1998.

     Income tax (benefit) provision. The income tax benefit reflected an effective benefit rate of approximately 20.4% for the three months ended April 30, 1999 as compared to an income tax provision reflecting an effective tax rate of 42.5% for the three months ended April 30, 1998. The principal components of the deferred income tax assets result from allowances and accruals that are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net (Loss) income. The net loss for the three months ended April 30, 1999 was $530,000, a decrease of $1,839,000, or 140.5%, as compared to net income of $1,309.000 for the three months ended April 30, 1998. The net margin decreased to (2.1%) for the three months ended April 30, 1999 from 3.4% for the three months ended April 30, 1998. These decreases are attributable to the decrease in net sales and the increase in SG&A expenses as a percentage of revenues.

     Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $53,074,000 at April 30, 1999, increasing $1,135,000, or 2.2%, from $51,939,000, at January 31, 1999. The Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its Revolving Line of Credit Agreement.

     During the three months ended April 30, 1999, the Company's cash and cash equivalents increased by $2,339,000 to $5,417,000. Net cash of $532,000 was provided by the Company's operating activities. Cash provided by decreases in the balance of accounts receivable, inventory, prepaid taxes, and other assets aggregating approximately $3,642,000 and an increase in trade acceptances payable of approximately $554,000 was offset by cash used to increase net investment in sales-type leases of approximately $1,154,000 and a decrease in accounts payable and accrued expenses of approximately $3,714,000.

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

     Revolving Credit Facility and Borrowings

     In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, provide for a reduction in the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for HAPL. The Facility is used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined therein. This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $2,718,000 at April 30, 1999. Outstanding working capital borrowings against the Facility aggregated $16,500,000 at April 30, 1999. The Company was in default of certain financial covenants at April 30, 1999 and has received waivers of such defaults from the banks.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $200,376,000 in lease agreements through April 30, 1999. As of April 30, 1999, approximately $180,096,000, or 89.9%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended such that, effective April 30, 1999, it bears interest at a fixed annual rate of 9.3 percent. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

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

     The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company has initiated a vendor compliance program and has inquired with its key vendors as to the status of such vendors' Year 2000 compliance. Based on the responses to date, the Company believes that its key vendors either currently are Year 2000 compliant, or will complete their Year 2000 compliance programs on a timely basis. However, there can be no guarantee that such vendors upon which the Company relies will be able to timely address their Year 2000 compliance issues. A reasonable worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations, the effects of which may have an adverse impact on the Company's results of operations. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will obtain an alternative source of supply.

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

                           PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vite of Security Holders

     None.

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     *3.1 Restated Certifictae of Incorporatin of the Registrant

     **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     10.1 Form of Third Amendment and Waiver, dated as of June 21, 1999, by and among the Company, HAPL Leasing Co., Inc., Sewing Machine Exchange, Inc., Pulse Microsystems, Inc., Sedeco, Inc., Hirsch Equipment Connection, inc., The Bank of New YOrk, Fleet Bank, n.A., Mellon Bank, N.A. and The Bank of New York, as Agent.

     27 Finacial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HIRSCH INTERNATIONAL CORP.
                                            Registrant

                                        By: /S/Henry Arnberg
                                            ------------------------------
                                            Henry Arnberg, Chairman and
                                             Chief Executive Officer


                                        By: /s/Richard M. Richer
                                            ------------------------------
                                            Richard Richer,
                                             Chief Financial Officer



Dated: June 21, 1999