Form 10-Q
period 1999-07-31
HIRSCH INTERNATIONAL CORP
filed 1999-09-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 13, 1999


      Class of                                                   Number of
    Common Equity                                                  Shares
    -------------                                                  ------


Class A Common Stock,                                             6,724,880
  par value $.01

Class B Common Stock,                                             2,668,139
  par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I.  Financial Information

         Item 1.        Consolidated Financial Statements

                        Consolidated Balance Sheets - July 31, 1999 and
                        January 31, 1999                                                 3-4

                        Consolidated Statements of Operations for the Six and
                        Three months Ended July 31, 1999 and 1998
                                                                                         5

                        Consolidated Statements of Cash Flows for the Six
                        Months Ended July 31, 1999                                       6-7

                        Notes to Consolidated Financial Statements                       8-11

         Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
                                                                                         12-15


Part II. Other Information                                                               16

                        Signatures                                                       17


                         Part I - Financial Information
                         ------------------------------

Item 1.   Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  July 31,       January 31,
                                                -----------      -----------
                                                    1999             1999
                                                    ----             ----
                                                (Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $5,415,000       $3,078,000

Accounts receivable, net                         18,475,000       22,956,000

Net investment in sales-type leases,
   current portion (Note 4)                       2,718,000        2,254,000

Inventories, net (Note 3)                        35,552,000       36,335,000

Prepaid income taxes                              3,340,000        1,786,000

Other current assets                              5,193,000        5,284,000
                                                 ----------       ----------
     Total current assets                        70,693,000       71,693,000
                                                 ----------       ----------

NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 4)                   10,421,000       11,256,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of approximately
  $3,268,000 and $2,686,000, respectively        13,557,000       14,139,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,036,000 and
  $940,000, respectively                            303,000          399,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       7,076,000        7,602,000

OTHER ASSETS                                      1,742,000        1,846,000
                                               ------------     ------------
TOTAL ASSETS                                   $103,792,000     $106,935,000
                                               ============     ============

See notes ot consolidated statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  July 31,       January 31,
                                                 ----------      -----------
                                                    1999             1999
                                                    ----             ----
                                                (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade acceptances payable                        $3,225,000       $2,164,000

Accounts payable and accrued expenses            13,909,000       17,338,000

Current maturities of long-term debt                280,000          252,000
                                                 ----------       ----------
     Total current liabilities                   17,414,000       19,754,000

LONG-TERM DEBT, less current maturities (Note 5) 17,629,000       15,640,000
                                                 ----------       ----------
     Total liabilities                           35,043,000       35,394,000
                                                 ----------       ----------
MINORITY INTEREST (Note 1)                        1,534,000        1,334,000
                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 2)

  Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                    -                -

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,815,000
   shares                                           68,000            68,000

  Class B common stock, $.01par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares  27,000            27,000

  Additional paid-in capital                    41,397,000        41,397,000

  Retained earnings                             26,551,000        29,543,000
                                                ----------        ----------
                                                68,043,000        71,035,000
Less: Treasury stock, at cost; 90,300 shares       828,000           828,000
                                                ----------        ----------
     Total stockholders' equity                 67,215,000        70,207,000
                                                ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $103,792,000      $106,935,000
                                              ============      ============

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                       July 31,                       July 31,
                                                   ----------------              ------------------
                                                  1999           1998            1999            1998
                                                  ----           ----            ----            ----
REVENUES
Net Sales                                     $41,777,000     $68,587,000     $16,879,000     $31,389,000
Interest income related to sales-type leases    1,405,000       2,550,000         527,000       1,279,000
                                              -----------     -----------     -----------     -----------
        Total revenue                          43,182,000      71,137,000      17,406,000      32,668,000
                                              -----------     -----------     -----------     -----------

COST OF SALES                                  27,771,000      45,190,000      11,530,000      20,959,000
                                              -----------     -----------     -----------     -----------

GROSS PROFIT                                   15,411,000      25,947,000       5,876,000      11,709,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES     19,171,000      22,607,000       9,275,000      10,963,000
                                              -----------     -----------     -----------     -----------

OPERATING (LOSS) INCOME                        (3,760,000)      3,340,000      (3,399,000)        746,000
                                              -----------     -----------     -----------     -----------
OTHER EXPENSE (INCOME)
Interest expense                                  704,000         540,000         380,000         336,000
Other (income) expense                            (80,000)        212,000         154,000         222,000
                                                  -------         -------         -------         -------
        Total other expense                       624,000         752,000         534,000         558,000
                                                  -------         -------         -------         -------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
PROVISION AND MINORITY INTEREST IN NET
EARNINGS OF CONSOLIDATED SUBSIDIARY            (4,384,000)      2,588,000      (3,933,000)        188,000

INCOME TAX (BENEFIT) PROVISION                 (1,592,000)      1,100,000      (1,500,000)         80,000

MINORITY INTEREST IN NET EARNINGS
OF CONSOLIDATED SUBSIDIARY (Note 1)               200,000         129,000          29,000          58,000
                                              -----------     -----------     -----------     -----------
NET (LOSS) INCOME                             ($2,992,000)     $1,359,000    ($ 2,462,000)    $    50,000
                                              ===========     ===========     ===========     ===========

(LOSS) EARNINGS PER SHARE:
Basic                                             ($ 0.32)        $  0.14         ($ 0.26)        $  0.01
                                                  =======         =======         =======         =======
Diluted                                           ($ 0.32)        $  0.14         ($ 0.26)        $  0.01
                                                  =======         =======         =======         =======
WEIGHTED AVERAGE NUMBER OF SHARES
IN THE CALCULATION OF (LOSS)
EARNINGS PER SHARE
  Basic                                         9,392,000       9,434,000       9,392,000       9,409,000
                                                =========       =========       =========       =========
  Diluted                                       9,392,000       9,485,000       9,392,000       9,449,000
                                                =========       =========       =========       =========

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended
                                                            July 31,
                                                       ----------------
                                                        1999        1998
                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) income                                 ($2,992,000)   $1,359,000

 Adjustments to reconcile net (loss) income to net cash used in operating activities:

  Depreciation and amortization                      1,916,000     1,745,000

  Provision for reserves                             1,644,000       695,000

  Deferred income taxes                                 -           (127,000)

  Minority interest                                    200,000       129,000

 Changes in assets and liabilities:

  Accounts receivable                                3,347,000     1,260,000

  Net investment in sales-type leases                  521,000      (606,000)

  Inventories                                          273,000   (10,474,000)

  Prepaid taxes                                     (1,554,000)     (201,000)

  Other assets                                         (84,000)      523,000

  Trade acceptances payable                          1,061,000    (7,078,000)

  Accounts payable and accrued expenses             (3,429,000)   (1,094,000)

  Income taxes payable                                 -            (735,000)
                                                    ----------   -----------
       Net cash provided by (used in) operating
       activities                                      903,000   (14,604,000)
                                                    ----------   -----------


  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Six Months Ended
                                                           July 31,
                                                      ----------------
                                                      1999        1998
                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                              (583,000)     (641,000)
                                                 ----------      --------
       Net cash used in investing activities       (583,000)     (641,000)
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                     6,643,000     21,000,000

 Repayments of long-term debt                    (4,626,000)      (131,000)

 Proceeds from exercise of stock options and         -              20,000

 Purchase of treasury shares                         -            (828,000)
                                                  ---------     ----------
       Net cash provided by financing
       activities                                 2,017,000     20,061,000
                                                  ---------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS             2,337,000      4,816,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    3,078,000      2,956,000
                                                  ---------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $5,415,000     $7,772,000
                                                  =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                     $752,000      $540,000
                                                   ========      ========
 Income taxes paid                                 $948,000    $2,190,000
                                                   ========    ==========


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                Six and Three Months Ended July 31, 1999 and 1998


1. Organization and Basis of Presentation

The accompanying consolidated financial statements as of and for the six and three month periods ended July 31, 1999 and 1998 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Hirsch Equipment Connection, Inc. ("HECI"), HJ Grassroots, LLC ("HJ") and Tajima USA, Inc. ("TUI") (collectively, the "Company").

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the six and three month periods ended July 31, 1999 and 1998, the financial position at July 31, 1999 and cash flows for the six month periods ended July 31, 1999 and 1998, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1999 as filed with the Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.


2. Comprehensive Income

Effective February 1, 1998, the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements. Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the six and three months ended July 31, 1999 and 1998.


3. Inventories

                                            July 31, 1999         January 31, 1999
                                            -------------         ----------------

Machines                                     $ 33,435,000           $ 32,465,000
Parts                                           5,140,000              6,383,000
                                             ------------           ------------
                                               38,575,000            38,848,000

Less: Reserve                                  (3,023,000)            (2,513,000)
                                             ------------           ------------
Inventories, net                             $ 35,552,000           $ 36,335,000
                                             ============           ============

4. Net Investment in Sales-Type Leases

                                                July 31, 1999   January 31, 1999
                                                -------------   ----------------

Total minimum lease payments
  receivable                                     $  8,994,000      $  9,944,000

Estimated residual value of leased
  property (unguaranteed)                           7,605,000         7,360,000

Reserve for estimated uncollectible
  lease payment                                    (1,100,000)       (1,100,000)

Less: Unearned income                              (2,360,000)       (2,694,000)
                                                 ------------      ------------

Net investment                                     13,139,000        13,510,000

Less: Current portion                             (2,718,000)       (2,254,000)
                                                 ------------      ------------

Non-current portion                              $ 10,421,000      $ 11,256,000
                                                 ============      ============


5.       Long-Term Debt

                                              July 31, 1999     January 31, 1998
                                              -------------     ----------------

Revolving credit facility (A)                  $ 16,500,000        $ 14,500,000

Mortgage (B)                                      1,205,000           1,320,000


Other                                               204,000              72,000
                                               ------------        ------------

Total                                            17,909,000          15,892,000

Less: Current maturities                           (280,000)           (252,000)
                                               -------------        ------------


Long-term maturities                           $ 17,629,000        $ 15,640,000
                                               =============       =============

     (A) In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, reduce the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for HAPL. The Facility is used for working capital loans, letters of credit, and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined. In addition to the working capital borrowings described above, this Facility has been used for letters of credit and deferred payment letters of credit aggregating approximately $3,225,000 at July 31, 1999. The Company was in default of certain financial covenants at July 31, 1999 and has entered into a Forebearance Agreement with the banks. Under the terms of the Forebearance Agreement, the banks agreed to a limited forebearance from taking any action on such defaults under the Company's Facility through a future date. The Company is in the process of finalizing financing with an alternative bank and anticipates this financing will be in place prior to the future date indicated in the Forebearance Agreement.

     (B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended such that, effective April 30, 1999, it bears interest at a fixed annual rate of 9.3 percent. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at July 31, 1999 and has received a waiver of such default from the bank.




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

                                                   Embroidery         Leasing          Corporate         Consolidated
                                                   ----------         -------          ---------         ------------

Six Months Ended July 31, 1999
------------------------------

Sales to unaffiliated customers                   $ 41,383,000      $ 1,799,000      $      -            $ 43,182,000
Transfers between segments                          12,966,000            -            (12,966,000)            -
                                                  ------------      -----------      -------------       ------------
Total revenues                                    $ 54,349,000      $ 1,799,000      $ (12,966,000)      $ 43,182,000
                                                  ============      ===========      =============       ============

Interest expense                                  $    687,000      $    17,000      $      -            $    704,000
                                                  ============      ===========      =============       ============
Depreciation and amortization expense             $  1,006,000      $   196,000      $     714,000       $  1,916,000
                                                  ============      ===========      =============       ============
(Loss) income before income tax
 (benefit) provision                              $ (4,524,000)     $    77,000      $      63,000       $ (4,384,000)
                                                  ============      ===========      =============       ============
Income tax (benefit) provision                    $ (1,623,000)     $    31,000      $      -            $ (1,592,000)
                                                  ============      ===========      =============       ============
Identifiable assets                               $ 68,233,000      $18,867,000      $  16,692,000       $103,792,000
                                                  ============      ===========      =============       ============

Six Months Ended July 31, 1998
------------------------------

Sales to unaffiliated customers                   $ 66,263,000      $ 4,874,000      $      -            $ 71,137,000
Transfers between segments                          19,426,000           -             (19,426,000)            -
                                                  ------------      -----------      -------------       ------------
Total revenues                                    $ 85,689,000      $ 4,874,000      $ (19,426,000)      $ 71,137,000
                                                  ============      ===========      =============       ============
Interest expense                                  $    528,000      $    12,000      $      -            $    540,000
                                                  ============      ===========      =============       ============
Depreciation and amortization expense             $    884,000      $   106,000      $     755,000       $  1,745,000
                                                  ============      ===========      =============       ============
Income (loss) before income tax provision         $  2,718,000      $   452,000      $    (582,000)      $  2,588,000
                                                  ============      ===========      =============       ============
Income tax provision                              $    920,000      $   180,000      $      -            $  1,100,000
                                                  ============      ===========      =============       ============
Identifiable assets                               $ 89,565,000      $19,158,000      $  18,874,000       $127,597,000
                                                  ============      ===========      =============       ============




                                                   Embroidery          Leasing          Corporate       Consolidated
                                                   ----------          -------          ---------       ------------
Three Months Ended July 31, 1999
--------------------------------

Sales to unaffiliated customers                   $ 16,673,000       $  733,000      $     -            $ 17,406,000
Transfers between segments                           4,338,000           -             (4,338,000)             -
                                                  ------------       ----------      ------------       ------------
Total revenues                                    $ 21,011,000       $  733,000      $ (4,338,000)      $ 17,406,000
                                                  ============      ===========      =============       ============

Interest expense                                  $    378,000       $    2,000      $     -            $    380,000
                                                  ============      ===========      =============       ============

Depreciation and amortization expense             $    568,000       $   93,000      $    375,000       $  1,036,000
                                                  ============      ===========      =============       ============
(Loss) income before income tax
 (benefit) provision                              $ (3,791,000)      $  (58,000)     $    (84,000)      $ (3,933,000)
                                                  ============      ===========      =============       ============

Income tax (benefit) provision                    $ (1,477,000)      $  (23,000)     $     -            $ (1,500,000)
                                                  ============      ===========      =============       ============




Three Months Ended July 31, 1998
--------------------------------
Sales to unaffiliated customers                   $ 29,683,000      $ 2,985,000      $     -            $ 32,668,000
Transfers between segments                           9,478,000             -           (9,478,000)            -
                                                  ------------      -----------      ------------       ------------
Total revenues                                    $ 39,161,000      $ 2,985,000      $ (9,478,000)      $ 32,668,000
                                                  ============      ===========      =============       ============

Interest expense                                  $    324,000      $    12,000      $     -            $    336,000
                                                  ============      ===========      =============       ============


Depreciation and amortization expense             $    436,000      $   101,000      $    375,000       $    912,000
                                                  ============      ===========      =============       ============

Income (loss) before income tax provision         $    414,000      $     2,000      $   (228,000)      $    188,000
                                                  ============      ===========      =============       ============

Income tax provision                              $     80,000      $         0      $     -            $     80,000
                                                  ============      ===========      =============       ============

7. Restructuring

In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the interface of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the ECI operations, the consolidation of the ESW operations with existing Hirsch operations and the closing of four decentralized sales and training offices. At January 31, 1999, restructuring costs of $2,377,000 were recorded which primarily related to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). Through July 31, 1999, cash payments and non-cash charges of approximately $1,276,000 have been made for these costs. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 2000.

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


     Six and three months ended July 31, 1999 as compared to the six and three months ended July 31, 1998

     Net sales. Net sales for the six and three months ended July 31, 1999 were $41,777,000 and $16,879,000, a decrease of $26,810,000 and $14,510,000, or 39.1%
and 46.2%, compared to $68,587,000 and $31,389,000 for the six and three months ended July 31, 1998. The Company believes that the reduction in the sales level for the six and three months ended July 31, 1999 is attributable to a decrease in overall demand for new embroidery machines, coupled with increased competition.

     The sale of new embroidery machinery represented approximately $29,812,000 and $11,082,000, or 71.4% and 65.7%, and $54,137,000 and $25,507,000, or 78.9%
and 81.3%, of net sales for the six and three months ended July 31, 1999 and 1998, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $16,935,000 and $12,877,000, and $6,588,000 and
$4,494,000, respectively, of total new embroidery machine sales during the six and three months ended July 31, 1999 as compared to approximately $25,299,000 and $28,838,000, and $12,045,000 and $13,462,000 for the six and three months ended July 31, 1998, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the six and three months ended July 31, 1999 aggregated approximately $11,965,000 and $5,797,000, as compared to $14,450,000 and $5,882,000 for the six and three months ended July 31, 1998.

     Interest income related to sales-type leases. HAPL's interest income decreased 44.9% and 58.8% to $1,405,000 and $527,000 for the six and three months ended July 31, 1999 from $2,550,000 and $1,279,000 for the comparable periods of the prior year. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 45.1% and 47.4% of total new equipment sales for the six and three months ended July 31, 1999 as compared to 50.1% and 51.4% for the six and three months ended July 31, 1998.

     Cost of sales. For the six and three months ended July 31, 1999, cost of sales decreased $17,419,000 and $9,429,000, or 38.6% and 45.0%, to $27,771,000
and $11,530,000 from $45,190,000 and $20,959,000 for the six and three months ended July 31, 1998. The decrease was a result of the related decrease in net sales for the six and three months ended July 31, 1999 as compared to the six and three months ended July 31, 1998. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin remained fairly consistent for the six and three months ended July 31, 1999 at 35.7% and 33.8%, as compared to 36.5% and 35.8% for the six and three months ended July 31, 1998. The small reductions in gross margin are mainly attributable to increased used machine sales, which typically yield lower gross margins than new machine sales.

     Selling, General and Administrative ("SG&A") Expenses. For the six and three months ended July 31, 1999, SG&A decreased $3,436,000 and $1,688,000, or 15.2% and 15.4%, to $19,171,000 and $9,275,000 from $22,607,000 and $10,963,000 for the six and three months ended July 31, 1999. SG&A expenses increased as a percentage of revenues to 44.4% and 53.3% for the six and three months ended July 31, 1999, from 31.8% and 33.6% for the six and three months ended July 31, 1998. The increase in SG&A expenses as a percentage of revenues for the six and three months ended July 31, 1999 as compared to the six and three months ended July 31, 1998 is primarily attributable to the Company's prior investment in its infrastructure to support anticipated sales levels during fiscal 1999. In addition, approximately $700,000 and $500,000 of SG&A expenses were incurred in the six and three months ended July 31, 1999 in connection with the Company's new HJ Grassroots and Building Blocks divisions. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. The Company anticipates this will bring SG&A expenses in line with revised sales projections.

     Interest Expense. Interest expense for the six and three months ended July 31, 1999 increased $164,000 and $44,000, or 30.4% and 13.1%, to $704,000 and
$380,000 from $540,000 and $336,000 for the six and three months ended July 31, 1998. This increase in interest expense is the result of increased working capital borrowings outstanding against the Company's Revolving Credit Facility during the six and three months ended July 31, 1999 as compared to the six and three months ended July 31, 1998.

     Income tax (benefit) provision. The income tax benefit reflected an effective benefit rate of approximately 36.3% and 38.1% for the six and three months ended July 31, 1999 as compared to an income tax provision reflecting an effective tax rate of 42.5% and 42.6% for the six and three months ended July 31, 1999. The principal components of the deferred income tax assets result from allowances and accruals that are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net (Loss) income. The net loss for the six and three months ended July 31, 1999 was $2,992,000 and $2,462,000, a decrease of $4,351,000 and $2,512,000, compared to net income of $1,359,000 and $50,000 for the six and three months ended July 31, 1998. The net margin decreased to -6.9% and -14.1% for the six and three months ended July 31, 1999 from 1.9% and 0.2%for the six and three months ended July 31, 1998. These decreases are attributable to the decrease in net sales and the increase in SG&A expenses as a percentage of revenues.


Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $53,279,000 at July 31, 1999, increasing $1,340,000, or 2.6%, from $51,939,000, at January 31, 1999. The Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its Revolving Line of Credit Agreement.

     During the six months ended July 31, 1999, the Company's cash and cash equivalents increased by $2,337,000 to $5,415,000. Net cash of $903,000 was provided by the Company's operating activities. Cash provided by decreases in the balance of accounts receivable, inventory and net investment in sales-type leases aggregating approximately $4,141,000 and an increase in trade acceptances payable of approximately $1,061,000 was offset by cash used to increase prepaid taxes and other assets of approximately $1,638,000 and a decrease in accounts payable and accrued expenses of approximately $3,429,000.

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

     Revolving Credit Facility and Borrowings

     In February 1999 the Company amended its existing Revolving Credit Facility (the "Facility") to, among other things, provide for a reduction in the total commitment from $60,000,000 to $40,000,000 for Hirsch and from $10,000,000 to $6,500,000 for HAPL. The Facility is used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as defined in the Facility. The terms of the Facility restrict additional borrowings by the Company and require the Company to maintain certain minimum tangible net worth, quick asset ratio and fixed charge coverage levels, as defined therein. This Facility has also been used for letters of credit and deferred payment letters of credit aggregating approximately $3,225,000 at July 31, 1999. Outstanding working capital borrowings against the Facility aggregated $16,500,000 at July 31, 1999. The Company was in default of certain financial covenants at July 31, 1999 and has entered into a Forebearance Agreement with the banks. Under the terms of the Forebearance Agreement, the banks agreed to a limited forebearnce from taking action on such defaults under the Company's Facility through a future date. The Company is in the process of finalizing financing with an alternative bank and anticipates this financing will be in place prior to the future date indicated in the Forebearance Agreement.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $205,634,000 in lease agreements through July 31, 1999. As of July 31, 1999, approximately $185,028,000, or 90.0%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended such that, effective April 30, 1999, it bears interest at a fixed annual rate of 9.3 percent. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at July 31, 1999 and has received a waiver of such default from the bank.

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

     The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company has initiated a vendor compliance program and has inquired with its key vendors as to the status of such vendors' Year 2000 compliance. Based on the responses to date, the Company believes that its key vendors either currently are Year 2000 compliant, or will complete their Year 2000 compliance programs on a timely basis. However, there can be no guarantee that such vendors upon which the Company relies will be able to timely address their Year 2000 compliance issues. A reasonable worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations, the effects of which may have an adverse impact on the Company's results of operations. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will endeavour to obtain an alternative source of supply.


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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 25, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting").

         (c) At the Meeting, the Stockholders elected Marvin Broitman, Ronald Krasnitz and Douglas Schenendorf as Class A directors and Henry Arnberg, Herbert M. Gardner, Paul Levine and Tas Tsonis as Class B directors. The results of the voting were as follows:

                                Class A Directors

Name                                  Number of Votes Cast in Favor       Number of Votes Cast Against

Marvin Broitman                                   5,725,324                             97,624
Ronald Krasnitz                                   5,725,574                             99,374
Douglas Schenendorf                               5,720,651                            104,294

                                Class B Directors

Name                                  Number of Votes Cast in Favor       Number of Votes Cast Against

Henry Arnberg                                     2,368,139                               0
Herbert M. Gardner                                2,368,139                               0
Paul Levine                                       2,368,139                               0
Tas Tsonis                                        2,368,139                               0

         At the Meeting, the Stockholders approved the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending January 31, 2000. The results of the voting were as follows:

Number of Votes Cast in Favor         Number of Votes Casts Against       Number of Votes Abstain

             8,150,754                              25,763                              15,570

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


                                     HIRSCH INTERNATIONAL CORP.
                                            (Registrant)



                                  By: /s/ Henry Arnberg
                                      -----------------
                                      Henry Arnberg
                                      Chief Executive Officer



                                  By: /s/ Paul Levine
                                      ---------------
                                      Paul Levine
                                      President and Secretary

Dated: September 14, 1999