Form 10-Q
period 1999-10-31
HIRSCH INTERNATIONAL CORP
filed 1999-12-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 13, 1999:


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

                        Consolidated Balance Sheets - October 31, 1999 and
                        January 31, 1999                                                 3-4

                        Consolidated Statements of Operations for the Nine and
                        Three months Ended October 31, 1999 and 1998
                                                                                         5

                        Consolidated Statements of Cash Flows for the Nine
                        Months Ended October 31, 1999                                    6-7

                        Notes to Consolidated Financial Statements                       8-11

         Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
                                                                                         12-15


Part II. Other Information                                                               16

                        Signatures                                                       17

                         Part I - Financial Information

                    Item 1. Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                             October 31,               January 31,
                                                                          ------------------        ------------------
                                                                                1999                      1999
                                                                                ----                      ----
                                                                             (Unaudited)

ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                      $636,000                $3,078,000

    Accounts receivable, net                                                     20,052,000                22,956,000

    Net investment in sales-type leases,
       current portion (Note 4)                                                   2,587,000                 2,254,000

    Inventories, net (Note 3)                                                    27,224,000                36,335,000

    Prepaid income taxes                                                          4,534,000                 1,786,000

    Other current assets                                                          4,720,000                 5,284,000
                                                                          ------------------        ------------------

         Total current assets                                                    59,753,000                71,693,000
                                                                          ------------------        ------------------

NET INVESTMENT IN SALES-TYPE LEASES,
   non-current portion (Note 4)                                                   8,229,000                11,256,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
   net of accumulated amortization of approximately
   $3,560,000 and $2,686,000, respectively                                       13,266,000                14,139,000

PURCHASED TECHNOLOGIES, net of accumulated
   amortization of approximately $1,084,000_ and
   $940,000, respectively                                                           255,000                   399,000

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization                                      6,765,000                 7,602,000

OTHER ASSETS                                                                      1,380,000                 1,846,000
                                                                          ------------------        ------------------

TOTAL ASSETS                                                                    $89,648,000              $106,935,000
                                                                          ==================        ==================


See notes to consolidated financial statements.








                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             October 31,               January 31,
                                                                          ------------------        ------------------
                                                                                1999                      1999
                                                                                ----                      ----
                                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Trade acceptances payable                                                      $561,000                $2,164,000

    Accounts payable and accrued expenses                                        13,743,000                17,338,000

    Current maturities of long-term debt                                            279,000                   252,000
                                                                          ------------------        ------------------

         Total current                                                           14,583,000                19,754,000
    liabilities

LONG-TERM DEBT, less current maturities (Note 5)                                  8,011,000                15,640,000
                                                                          ------------------        ------------------

         Total liabilities                                                       22,594,000                35,394,000
                                                                          ------------------        ------------------

MINORITY INTEREST (Note 1)                                                        1,421,000                 1,334,000
                                                                          ------------------        ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 2)

    Preferred stock, $.01 par value; authorized:
       1,000,000 shares; issued: none
                                                                                      -                         -

    Class A common stock, $.01 par value; authorized:
       20,000,000 shares, outstanding: 6,815,000
       shares                                                                        68,000                    68,000

    Class B common stock, $.01par value; authorized:
       3,000,000 shares, outstanding: 2,668,000 shares                               27,000                    27,000

    Additional paid-in capital                                                   41,397,000                41,397,000

    Retained earnings                                                            25,147,000                29,543,000
                                                                          ------------------        ------------------
                                                                                 66,639,000                71,035,000
    Less: Treasury stock, at cost;  180,900 shares                                1,006,000                   828,000
                                                                          ------------------        ------------------

         Total stockholders' equity                                              65,633,000                70,207,000

                                                                          ------------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $89,648,000              $106,935,000
                                                                          ==================        ==================


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            October 31,                     October 31,
                                                   -----------------------------  ----------------------------
                                                   -----------------------------  ----------------------------
                                                     1999               1998        1999               1998
                                                     ----               ----        ----               ----
REVENUES
    Net Sales ..................................   $ 64,960,000    $ 98,092,000   $ 23,183,000    $ 29,505,000
    Interest income related to sales-type leases      2,754,000       4,320,000      1,349,000       1,770,000
                                                   ------------    ------------   ------------    ------------
            Total revenue ......................     67,714,000     102,412,000     24,532,000      31,275,000
                                                   ------------    ------------   ------------    ------------
COST OF SALES ..................................     45,242,000      64,788,000     17,471,000      19,598,000
                                                   ------------    ------------   ------------    ------------
GROSS PROFIT ...................................     22,472,000      37,624,000      7,061,000      11,677,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES .....     28,590,000      32,648,000      9,419,000      10,041,000
                                                   ------------    ------------   ------------    ------------
OPERATING (LOSS) INCOME ........................     (6,118,000)      4,976,000     (2,358,000)      1,636,000
                                                   ------------    ------------   ------------    ------------
OTHER EXPENSE (INCOME)
    Interest expense ...........................      1,010,000       1,017,000        306,000         477,000
    Other (income) expense .....................       (386,000)        337,000       (306,000)        125,000
                                                   ------------    ------------   ------------    ------------
            Total other expense ................        624,000       1,354,000              0         602,000
                                                   ------------    ------------   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
    PROVISION AND MINORITY INTEREST IN NET
    EARNINGS OF CONSOLIDATED SUBSIDIARY ........     (6,742,000)      3,622,000     (2,358,000)      1,034,000

INCOME TAX (BENEFIT) PROVISION .................     (2,435,000)      1,540,000       (843,000)        440,000

MINORITY INTEREST IN NET EARNINGS
    OF CONSOLIDATED SUBSIDIARY (Note 1) ........         88,000         317,000       (112,000)        188,000
                                                   ------------    ------------   ------------    ------------

NET (LOSS) INCOME ..............................   ($ 4,395,000)   $  1,765,000   ($ 1,403,000)   $    406,000
                                                   ============    ============   ============    ============
 (LOSS) EARNINGS PER SHARE:
    Basic ......................................   ($      0.47)   $       0.19   ($      0.15)   $       0.04
                                                   ============    ============   ============    ============

    Diluted ....................................   ($      0.47)   $       0.19   ($      0.15)   $       0.04
                                                   ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    IN THE CALCULATION OF (LOSS)
    EARNINGS PER SHARE
      Basic ....................................      9,301,400       9,420,000      9,301,400       9,392,000
                                                   ============    ============   ============    ============

      Diluted ..................................      9,301,400       9,454,000      9,301,400       9,392,000
                                                   ============    ============   ============    ============


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       Nine Months Ended
                                                                                          October 31,
                                                                                     1999               1998
                                                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) income ..........................................................   ($ 4,396,000)   $  1,765,000

    Adjustments to reconcile net (loss) income to net cash used in operating activities:

      Depreciation and amortization ............................................      2,829,000       2,771,000

      Provision for reserves ...................................................      1,944,000         960,000

      Deferred income taxes ....................................................      1,061,000        (127,000)

      Minority interest ........................................................         88,000         317,000

    Changes in assets and liabilities:

      Accounts receivable ......................................................      1,621,000       2,989,000

      Net investment in sales-type leases ......................................      2,844,000        (341,000)

      Inventories ..............................................................      8,451,000     (11,521,000)

      Prepaid taxes ............................................................     (3,176,000)       (396,000)

      Other assets .............................................................         52,000         534,000

      Trade acceptances payable ................................................     (1,604,000)     (6,183,000)

      Accounts payable and accrued expenses ....................................     (3,595,000)     (2,391,000)

      Income taxes payable .....................................................                       (735,000)

           Net cash provided by (used in) operating activities .................      6,119,000     (12,358,000)



      See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 Nine Months Ended
                                                                    October 31,
                                                               1999               1998
                                                               ----               ----

CASH FLOWS FROM INVESTING ACTIVITIES:


    Capital expenditures ...............................       (780,000)     (1,061,000)

           Net cash used in investing activities .......       (780,000)     (1,061,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from bank financing .......................      6,952,000      21,000,000

    Repayments of long-term debt .......................    (14,555,000)     (7,198,000)

    Proceeds from exercise of stock options and warrants              0          20,000

    Purchase of treasury shares ........................       (178,000)       (828,000)

           Net cash provided by financing activities ...     (7,781,000)     12,994,000

INCREASE IN CASH AND CASH EQUIVALENTS ..................     (2,442,000)       (425,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........      3,078,000       2,956,000

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............   $    636,000    $  2,531,000


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

    Interest paid ......................................   $  1,010,000    $  1,019,000

    Income taxes paid ..................................              0    $  2,828,000



      See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
              Nine and Three Months Ended October 31, 1999 and 1998


1.       Organization and Basis of Presentation

The accompanying consolidated financial statements as of and for the nine and three month periods ended October 31, 1999 and 1998 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Hirsch Equipment Connection, Inc. ("HECI"), HJ Grassroots, LLC ("HJ") and Tajima USA, Inc. ("TUI") (collectively, the "Company").

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the nine and three month periods ended October 31, 1999 and 1998, the financial position at October 31, 1999 and cash flows for the nine month periods ended October 31, 1999 and 1998, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 1999 as filed with the Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.


2.       Comprehensive Income

Effective February 1, 1998, the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported on the financial statements. Prior periods must also be restated, as required. The adoption of SFAS No. 130 has not impacted the Company's financial statements for the nine and three months ended October 31, 1999 and 1998.


3.       Inventories

                                                       October 31,1999                January 31,1999

Machines..........................................        $26,081,000                   $32,465,000

Parts.............................................          4,315,000                     6,383,000
                                                     ---------------------          --------------------
                                                           30,396,000                    38,848,000

Less:  Reserve....................................         (3,172,000)                   (2,513,000)
                                                     ---------------------          --------------------

Inventories, net....................................      $27,224,000                    $36,335,000
                                                     =====================          ====================


4.       Net Investment in Sales-Type Leases


                                                         October 31, 1999        January 31, 1999

Total minimum lease payments
  receivable.......................................       $10,680,000                   $9,944,000

Estimated residual value of leased
  property (unguaranteed).........                          4,185,000                    7,360,000

Reserve for estimated uncollectible
  lease payments..............................             (1,100,000)                  (1,100,000)

Less: Unearned income.....................                 (2,949,000)                  (2,694,000)
                                                   --------------------         --------------------

Net investment.................................            10,816,000                   13,510,000

Less: Current portion...........................
                                                           (2,587,000)                  (2,254,000)
                                                   --------------------         --------------------

Non-current portion...........................             $8,229,000                  $11,256,000
                                                   ====================         ====================



5.       Long-Term Debt

                                                    October 31, 1999             January 31, 1999

Revolving credit facility (A)..................         $6,952,000                  $14,500,000

Mortgage (B)....................................         1,148,000                    1,320,000

Other.............................................         190,000                       72,000
                                                   --------------------         --------------------

Total................................................    8,290,000                   15,892,000

Less: Current maturities.....................             (279,000)                    (252,000)
                                                   --------------------         --------------------

Long-term maturities                                     $8,011,000                 $15,640,000
                                                   ====================         ====================



(A) Effective as of September 30, 1999 the Company satisfied all of its obligations and terminated its Revolving Credit Facility with a syndicate led by the Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with the PNC Bank, N.A.. The Agreement provides for a total commitment of $20 million for Hirsch and all subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of stockholders equity, as defined therein. Outstanding working capital borrowings against the Agreement aggregated approximately $6,952,000 at October 31, 1999. The Agreement was also used to support trade acceptances payable of approximately $561,000 as of that date.

(B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended such that, effective April 30, 1999, it bears interest at a fixed annual rate of 9.3 percent. In September 1999, the Mortgage was amended such that, effective September 15,1999, it bears interest at a fixed annual rate of
     11.3 percent, subject to review and adjustment on a quarterly basis. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a first priority lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at October 31, 1999 and has received a waiver of such default from the bank.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company. The "Corporate" Column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment. Corporate assets are principally the Company's land and building and the excess of cost over fair value of net assets acquired.


                                        Embroidery       Leasing      Corporate   Consolidated
                                        ----------       -------      ---------   ------------

Nine Months Ended October 31, 1999
----------------------------------

Sales to unaffiliated customers        $ 63,898,000   $  3,816,000    $      -     $ 67,714,000
Transfers between segments               14,930,000            -     (14,930,000)  $        -
                                         ----------   ------------    -----------   ------------

Total revenues                         $ 78,828,000   $  3,816,000  $(14,930,000)  $ 67,714,000
                                       ============   ============  ============   ============

Interest expense                       $    977,000   $     33,000    $      -     $  1,010,000
                                       ============   ============    ==========   ============


Depreciation and amortization expense  $  1,524,000   $    297,000  $    988,000   $  2,809,000
                                       ============   ============  ============   ============


(Loss) income before income tax
 (benefit) provision                   $ (7,368,000)  $    618,000  $      8,000   $ (6,742,000)
                                       ============   ============  ============   ============


Income tax (benefit) provision         $ (2,682,000)  $    247,000    $      -     $ (2,435,000)
                                       ============   ============    ==========   ============


Identifiable assets                    $ 63,232,000   $ 15,144,000  $ 11,272,000   $ 89,648,000
                                       ============   ============  ============   ============



Nine Months Ended October 31, 1998
----------------------------------

Sales to unaffiliated customers            $  95,513,000  $   6,899,000   $      -        $ 102,412,000
Transfers between segments                    29,248,000            -            -                  -
                                           -------------  -------------   -------------   ------------

Total revenues                             $ 124,761,000  $   6,899,000   $ (29,248,000)  $ 102,412,000
                                           =============  =============   =============   =============

Interest expense                           $   1,001,000  $      16,000   $         -     $   1,017,000
                                           =============  =============   =============   =============

Depreciation and amortization expense      $   1,359,000  $     224,000   $   1,200,000   $   2,783,000
                                           =============  =============   =============   =============

Income (loss) before income tax provision  $   2,776,000  $   1,356,000   $    (510,000)  $   3,622,000
                                           =============  =============   =============   =============


Income tax provision                       $     998,000  $     542,000   $         -     $   1,540,000
                                           =============  =============   =============   =============


Identifiable assets                        $ 113,186,000  $  17,118,000   $  (9,583,000)  $ 120,721,000
                                           =============  =============   =============   =============



                                        Embroidery        Leasing       Corporate   Consolidated
                                        ----------        -------       ---------   ------------

Three Months Ended October 31, 1999
-----------------------------------

Sales to unaffiliated customers        $ 22,515,000   $  2,017,000   $      -       $ 24,532,000
Transfers between segments                1,964,000            -       (1,964,000)           -
                                       ------------   ------------   ------------   ------------
Total revenues                         $ 24,479,000   $  2,017,000   $ (1,964,000)  $ 24,532,000
                                       ============   ============   ============   ============

Interest expense                       $    290,000   $     16,000   $        -     $    306,000
                                       ============   ============   ============   ============


Depreciation and amortization expense  $    518,000   $    101,000   $    274,000   $    893,000
                                       ============   ============   ============   ============

(Loss) income before income tax
 (benefit) provision                   $ (2,844,000)  $    541,000   $    (55,000)  $ (2,358,000)
                                       ============   ============   ============   ============


Income tax (benefit) provision         $ (1,059,000)  $    216,000   $      -       $   (843,000)
                                       ============   ============   ============   ============



Three Months Ended October 31, 1998
-----------------------------------

Sales to unaffiliated customers            $ 29,250,000  $  2,025,000   $        -     $ 31,275,000
Transfers between segments                   10,002,000           -      (10,002,000)           -
                                           ------------  ------------   ------------   ------------

Total revenues                             $ 39,252,000  $  2,025,000   $(10,002,000)  $ 31,275,000
                                           ============  ============   ============   ============

Interest expense                           $    473,000  $      4,000   $        -     $    477,000
                                           ============  ============   ============   ============


Depreciation and amortization expense      $    475,000  $    118,000   $    445,000   $  1,038,000
                                           ============  ============   ============   ============


Income (loss) before income tax provision  $     58,000  $    904,000   $     72,000   $  1,034,000
                                           ============  ============   ============   ============

Income tax provision                       $     78,000  $    362,000   $        -     $    440,000
                                           ============  ============   ============   ============


7.       Restructuring

In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the integration of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the HECI operations, the consolidation of the ESW operations with existing Hirsch operations and the closing of four decentralized sales and training offices. At January 31, 1999, restructuring costs of $2,377,000 were recorded which primarily related to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). Through October 31, 1999, cash payments and non-cash charges of approximately $1,276,000 have been made for these costs. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 2000.

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


     Nine and three months ended October 31, 1999 as compared to the nine and three months ended October 31, 1998

     Net sales. Net sales for the nine and three months ended October 31, 1999 were $64,960,000 and $23,183,000, a decrease of $33,132,000 and $6,322,000, or
34% and 21%, compared to $98,092,000 and $29,505,000 for the nine and three months ended October 31, 1998. The Company believes that the reduction in the sales level for the nine and three months ended October 31, 1999 is attributable to a decrease in overall demand for new embroidery machines, coupled with increased competition.

     The sale of new embroidery machinery represented approximately $46,890,000 and $17,078,000, or 72.2% and 73.7% and $74,609,000 and $21,511,000, or 76.1%
and 72.9%, of net sales for the nine and three months ended October 31, 1999 and 1998, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $27,480,000 and $19,410,000, and $10,546,000 and
$6,532,000, respectively, of total new embroidery machine sales during the nine and three months ended October 31, 1999 as compared to approximately $36,804,000 and $37,805,000, and $11,947,000 and $9,564,000 for the nine and three months ended October 31, 1998, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the nine and three months ended October 31, 1999 aggregated approximately $18,070,000 and $6,105,000, as compared to $23,483,000 and $7,994,000 for the nine and three months ended October 31, 1998.

     Interest income related to sales-type leases. HAPL's interest income decreased 36.2% and 23.8% to $2,754,000 and $1,349,000 for the nine and three months ended October 31, 1999 from $4,320,000 and $1,770,000 for the comparable periods of the prior year. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 42.3% and 37.6% of total new equipment sales for the nine and three months ended October 31, 1999 as compared to 45.2% and 41.2% for the nine and three months ended October 31, 1998.

     Cost of sales. For the nine and three months ended October 31, 1999, cost of sales decreased $19,546,000 and $2,127,000, or 30.2% and 10.9%, to
$45,242,000  and $17,471,000  from  $64,788,000 and $19,598,000 for the nine and three months ended October 31, 1998. The decrease was a result of the related decrease in net sales for the nine and three months ended October 31, 1999 as compared to the nine and three months ended October 31, 1998. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined for the nine and three months ended October 31, 1999 at 33.2% and 28.8%, as compared to 36.7% and 37.3% for the nine and three months ended October 31, 1998. The reductions in gross margin are mainly attributable to aggressive pricing used to increase sales of slower moving new machine inventory.

     Selling, General and Administrative ("SG&A") Expenses. For the nine and three months ended October 31, 1999, SG&A decreased $4,058,000 and $622,000, or 12.4% and 6.2%, to $28,590,000 and $9,419,000 from $32,648,000 and $10,041,000 for the nine and three months ended October 31, 1998. SG&A expenses increased as a percentage of revenues to 42.2% and 38.3% for the nine and three months ended October 31, 1999, from 31.9% and 32.1% for the nine and three months ended October 31, 1998. The increase in SG&A expenses as a percentage of revenues for the nine and three months ended October 31, 1999 as compared to the nine and three months ended October 31, 1998 is primarily attributable to the Company's prior investment in its infrastructure to support anticipated sales levels during fiscal 1999. In addition, approximately $891,000 and $191,000 of SG&A expenses were incurred in the nine and three months ended October 31, 1999 in connection with the Company's new HJ Grassroots and Building Blocks divisions. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of support and back office infrastructure and reduction of overhead. The Company anticipates this will bring SG&A expenses in line with revised sales projections.

     Interest Expense. Interest expense for the nine and three months ended October 31, 1999 decreased $7,000 and $171,000, or .6% and 35.8%, to $1,010,000
and $306,000 from $1,017,000 and $477,000 for the nine and three months ended October 31, 1998. This decrease in interest expense is the result of reduced working capital borrowings outstanding against the Company's Revolving Credit Agreements during the nine and three months ended October 31, 1999 as compared to the nine and three months ended October 31, 1998.

     Income tax (benefit) provision. The income tax benefit reflected an effective benefit rate of approximately 36.1% and 35.7% for the nine and three months ended October 31, 1999 as compared to an income tax provision reflecting an effective tax rate of 42.5% and 42.6% for the nine and three months ended October 31, 1998. The principal components of the deferred income tax assets result from allowances and accruals that are not currently deductible for tax purposes and differences in amortization periods between book and tax bases. The Company has not established any valuation allowances against these deferred tax assets as management believes it is more likely than not that the Company will realize these assets in the future based upon the historical profitable operations of the Company.

     Net (Loss) income. The net loss for the nine and three months ended October 31, 1999 was $4,395,000 and $1,403,000, a decrease of $6,160,000 and $1,809,000, compared to net income of $1,765,000 and $406,000 for the nine and three months ended October 31, 1998. The net margin decreased to -6.5% and -5.7% for the nine and three months ended October 31, 1999 from 1.72% and 1.30% for the nine and three months ended October 31, 1998. These decreases are attributable to the decrease in net sales and the increase in SG&A expenses as a percentage of revenues.


Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $45,170,000 at October 31, 1999, decreasing $6,769,000, or 13.0%, from $51,939,000, at January 31, 1999. The
Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its revolving credit facilities.

     During the nine months ended October 31, 1999, the Company's cash and cash equivalents decreased by $2,442,000 to $636,000, in accordance with the terms of the Revolving Credit and Security Agreement dated as of September 30, 1999 with PNC Bank, National Association ("PNC Bank"), which calls for the reduction of cash balances to minimum practical levels. Net cash of $6,119,000 was provided by the Company's operating activities and was largely driven by decreases in the balance of accounts receivable, inventory and net investment in sales-type leases. It was substantially offset by cash used for repayments of long-term debt.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory.

     Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by
Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20 million for Hirsch and all subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of shareholders equity, as defined therein.
Outstanding working capital borrowings against the Agreement aggregated approximately $6,952,000 at October 31, 1999. The Agreement was also used to support trade acceptances payable of approximately $561,000 as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $211,992,529 in lease agreements through October 31, 1999. As of October 31, 1999, approximately $188,829,535, or 89.1%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. In April 1999, the Mortgage was amended to provide for an increase in the interest rate to 9.3 percent per annum. In September 1999, the Mortgage was amended to provide for an increase in the interest rate to 11.3 percent per annum, subject to a quarterly review and adjustment. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a first priority lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at October 31, 1999 and has received a waiver of such default from the bank.

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

     The Company has established a steering committee to address Year 2000 issues, including senior members of the management team, which reports regularly to the Board of Directors. The committee has initiated a program to upgrade its internal information systems to address any Year 2000 compliance issues. This program included a focus on internal policies, methods and tools, as well as inquiries of and coordination with customers and suppliers.

     The Company's Year 2000 program was completed on a timely basis. The Company has implemented and tested new computer systems that will substantially insure that the Company's operating systems are not subject to Year 2000 transition problems. To the extent current systems that will not be replaced have been determined to be non-compliant, the Company has been supplied with upgrades and/or enhancements to insure Year 2000 compliance.

     The Company has made a thorough review of its proprietary software products and believes that its current products are Year 2000 compliant. Many of the Company's customers may, however, be using earlier versions of the Company's software products, which may not be Year 2000 compliant. The Company has notified such customers of the risks associated with using these products and as a result the majority of such customers have migrated to the Company's current software products.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program will aggregate approximately $300,000. These costs have been incurred primarily in fiscal year 2000 and consist mainly of remediation of and/or upgrades to existing computer hardware and software and telecommunication systems. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

     The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The Company has initiated a vendor compliance program and has inquired with its key vendors as to the status of such vendors' Year 2000 compliance. Based on the responses to date, the Company believes that its key vendors either currently are Year 2000 compliant, or will complete their Year 2000 compliance programs on a timely basis. However, there can be no guarantee that such vendors upon which the Company relies will be able to timely address their Year 2000 compliance issues. A reasonable worst case Year 2000 scenario would be the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues which could cause disruption of the Company's operations, the effects of which may have an adverse impact on the Company's results of operations. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues, it will endeavor to obtain an alternative source of supply.


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


    *3.1         Restated Certificate of Incorporation of the Registrant
   **3.2         Amended and Restated By-Laws of the Registrant
  ***4.1         Specimen of Class A Common Stock Certificate
  ***4.2         Specimen of Class B Common Stock Certificate
    10.1         Revolving  Credit and Security  Agreement dated as of September
                 30, 1999, by and among Hirsch International Corp., HAPL Leasing
                 Co., Inc.,  Pulse  Microsystems,  Ltd.,  Sedeco,  Inc.,  Sewing
                 Machine  Exchange,  Inc.,  Hirsch Equipment  Connection,  Inc.,
                 Hometown  Threads,  LLC,  HJ  Grassroots,  LLC  and  PNC  Bank,
                 National Association as agent and lender.
    27.1         Financial Data Schedule

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


                                            HIRSCH INTERNATIONAL CORP.
                                            (Registrant)



                                         By:\s\ Henry Arnberg
                                            -----------------
                                            Henry Arnberg
                                            Chief Executive Officer



                                         By: s\ Paul Levine
                                            ---------------
                                            Paul Levine
                                            President and Secretary

         Dated:  December 15, 1999