Form 10-K
period 2000-01-31
HIRSCH INTERNATIONAL CORP
filed 2000-05-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         Commission File No.:  0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

            Delaware                                          11-2230715
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)
--------------------------------------------------------------------------------

                200 Wireless Boulevard, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (631) 436-7100

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 6,523,488 shares of Class A Common Stock held by non-affiliates of the Company as of May 5, 2000 is $6,523,488.

     Indicate  the  number of  shares  outstanding  of each of the  registrant's
classes   of   common   equity,    as   of   the   latest    practicable   date:


                        Class of                            Number of
                      Common Equity                           Shares
                      -------------                           ------

                  Class A Common Stock                      6,815,180
                     par value $.01


                  Class B Common Stock                      2,668,139
                     par value $.01
--------------------------------------------------------------------------------

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 2000.

                                     PART I

Item 1.  Business

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery parts, supplies, accessories and proprietary embroidery products, and a range of equipment financing options. In addition, Hirsch provides a comprehensive service program, user training and software support. More recently, through its Hometown Threads venture, the Company has been test marketing its retail embroidery services concept. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until recently, these trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch. However, beginning in fiscal 1999 and continuing through fiscal 2000, the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers which resulted in a shift in the sales mix of embroidery machines. As a result, the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has exclusive right to distribute Tajima small (one through six-head "FX" models) machines in the continental United States and Hawaii and large (six-head "DC" models through thirty-head models) machines in 39 states. In the states of Arizona, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming, and Hawaii, Hirsch has semi-exclusive rights to distribute Tajima large machines. Beginning in fiscal year 2000, Tajima granted Hirsch the non-exclusive right to distribute to US-based customers who had expanded their operating facilities into the Caribbean region.

     The Company enjoys a solid relationship with Tajima, having spanned more than 20 years. Hirsch is Tajima's largest distributor in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until recently, all Tajima equipment was assembled in Japan. In 1997, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two, four and six-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai") an affiliate of Tajima.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies proprietary application software programs which enhance and simplify the embroidery process, as well as enabling the customization of designs and reduced production costs. The majority of Pulse's proprietary application software programs are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98 and Windows (R) NT environments, which Hirsch believes will further simplify usage and enhance user flexibility. The Company believes that Pulse Signature(TM) software is unique in the industry in that it earned the right to use the Microsoft Windows(R) compliance trademark.

     The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provides a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products.

     The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars and trade shows. The Company's long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima distribution rights, industry expertise and technological innovation to enable it to increase the overall size of the embroidery equipment market and its market share.

The Embroidery Industry

     The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins and production efficiencies which has transformed the embroidery industry from being extremely labor-intensive to an industry characterized by a high level of automation. Past innovations to embroidery machines offered superior design flexibility and increased speed and provided the manufacturer with the ability to embroider finished products, the ability to efficiently embroider up to fifteen colors at a time, automatic thread trimming, and other labor-saving improvements. Current innovations include a narrow cylinder arm sewing head that permits embroidery on small diameter apparel, such as pockets, sleeves, pant legs and socks. The embroidery industry on a world-wide basis also benefited from the sudden growth, beginning in the late 1980s, in the use of licensed products by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered have attracted broad fashion and commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of one to a group of needles that are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software.

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services and financing needs. To achieve this goal, the Company has developed a comprehensive approach under which it (i) assembles and sells a broad range of Tajima embroidery machines, (ii) develops and supplies proprietary application software programs for embroidery machines, (iii) provides leasing options to customers to finance equipment purchases, (iv) sells a broad range of embroidery supplies, accessories and proprietary products, (v) reconditions, remanufactures and sells used embroidery equipment, and (vi) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services and financing needs. In addition, the Company, through its Hometown Threads venture, is currently test marketing its concept to provide retail embroidery services at Wal*Mart Stores, Inc. ("Wal*Mart") retail locations. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

     Comprehensive Embroidery Machine Selection. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable. The Company markets and distributes over 80 models of embroidery machines, ranging in size from 1 head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments and other soft goods.

     Pulse Microsystems Ltd. Software. The Company's Pulse subsidiary offers a wide range of proprietary application software products to enhance and simplify the embroidery process. A majority of the Company's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98 and Windows(R) NT environments which the Company believes will enhance creativity, ease of use and user flexibility. It is the Company's established practice to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 16,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse continues to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has created what the Company believes is the first Internet-compatible design software and has developed a business plan to commercialize this product capability. Pulse has bolstered its software development team to support a leadership position in the enhanced embroidery software market.

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

     Embroidery Supplies, Accessories and Proprietary Products. The Company's parts, supplies and accessories division offers a broad range of embroidery supplies, accessories and proprietary products, which is an integral part of the Company's single source strategy. The Company has expanded the product line with the introduction of proprietary products. Moreover, the expansion of the Company's marketing efforts is directed toward trade publications, advertising and both industry and proprietary trade show participation. The Company offers proprietary products together with a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to develop special purpose embroidery replacement parts and products which act to simplify the embroidery process.

     At the end of fiscal 1999 the Company created its new "Building Blocks" division, specializing in the creation and sale of stock embroidery designs and associated software products into the retail market. The Company has continued to focus on the development of the "Building Blocks" product line, infrastructure and brand during fiscal 2000, and consequently, recorded minimal sales revenues for the Building Blocks division during the fiscal year.

     Retail Embroidery Services. During fiscal 1999, the Company together with Jacobs Management Corporation ("JMC") formed a joint venture known as Hometown Threads(TM) for the purpose of providing retail embroidery services within Wal*Mart establishments. During fiscal 2000, the Company purchased JMC's interest in Hometown Threads(TM) and currently owns and operates Hometown Threads(TM) as a wholly-owned subsidiary. Hometown Threads(TM) is currently concluding the pilot phase of test-marketing its concept at two Wal*Mart locations in Texas and anticipates expanding these operations to a more comprehensive test phase in additional Wal*Mart retail establishments throughout the United States.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes service technicians operating out of its headquarters and regional service centers. After the Company delivers an embroidery machine to a customer, its trained personnel may assist in the installation of the machine and with its setup and operation. The Company employs a staff of service representatives who provide assistance to its customers by telephone. Although most customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its service technicians to the customer. In addition, the Company provides introductory and advanced training programs to assist customers in the use and operation of the embroidery machines and software it sells. The Company has recently undertaken a program to significantly upgrade its technical support staff and operations on the West Coast due to increasing sales activity in this area and resulting demand for technical support services. This will continue as the Company has been granted semi-exclusive rights to distribute large Tajima embroidery machines to the West Coast.

Business Strategies to Generate New Revenue Streams

     The Company has developed a number of complementary strategies to generate new revenue streams, including the following:

     Grow with Embroidery Equipment Customers. The continuing growth of the small machine segment of the embroidery industry and the increasing number of embroidery entrepreneurs who sell customized products into specialized niche markets presents the Company with the opportunity to grow its business along with that of its customers. The Company believes that purchasers of smaller embroidery machines can be a significant source of repeat business in that they may require larger multi-head machines as their business and operations expand. The Company's customer support personnel work with customers to assist them in expanding their operations. By establishing a relationship through the sale of a smaller embroidery machine, the Company strives to establish itself as the customers' preferred vendor for larger multi-head machines. New uses for embroidery machines in the sewing of apparel also present the Company with an opportunity to grow with its customers and sell to new customers.

     Hometown Threads. The Company initiated a pilot program with Wal*Mart in late fiscal 1999 and developed and refined it throughout fiscal 2000. The objective was to establish a retail embroidery service business within the Wal*Mart environment and determine if such a "store within a store" concept could be financially feasible for both Wal*Mart and an independent retail embroidery operator in that environment. Hometown ThreadsTM has obtained approval from Wal*Mart to expand to the test phase of project development, including an increased number of store locations in fiscal 2001. The learnings from this program have had a direct benefit to the general operations of Hirsch, in that there is improved direct knowledge of the needs and operating issues faced by the independent embroidery operator. Significant changes are being implemented within the Hirsch organization to better respond to those needs. This in turn positions Hirsch as a knowledgeable resource to meet the broad business needs of this embroidery entrepreneur customer.

     Increase Penetration in Recently Acquired New Equipment Distribution Markets. The Company believes that it has significant opportunities for growth in new distribution markets. The Company anticipates that its approach to marketing, customer training, support and service will allow further penetration of the potential customer base in these markets. In fiscal 1998 the Company was granted the exclusive right to distribute Tajima one through six-head "FX" model embroidery machines in nine continental western states and Hawaii. Also in fiscal 1998 Hirsch was granted semi-exclusive rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models, to the states of Arizona, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming and Hawaii. The Company has continued its investment in the West Coast infrastructure during fiscal 2000. This expansion included establishing additional sales offices, hiring of technical service and support staff as well as investment in demo equipment and inventory. In fiscal 2000 the Company was granted by Tajima the rights to distribute new machines to US-based customers who have expanded their operations into the Caribbean region.

     Expand Sales of Value-Added Product and Services. Once a relationship with a customer is established through the sale of a new or used embroidery machine, the Company seeks to increase its sales through an expanded software product line developed by Pulse and a broad range of embroidery parts, supplies and accessories. Higher margins are typically available in these expanded product offerings. The leasing options offered through HAPL Leasing also present the Company with opportunities for increased revenues through the sale of new embroidery equipment. New product development investments have been made in Internet-based distribution channels and Internet deliverable software products. Further development of productivity enhancing accessories such as clamping systems are adding breadth to the Company's product offerings through existing and new distribution channels. In addition, the Company's embroidery supplies and accessories product line also is offered to all users of embroidery equipment in the United States through trade publications, print advertising and trade show participation.

     Ability to Accept Used Equipment on a Trade-In Basis. As part of its sales and marketing efforts, the Company may accept used embroidery equipment from a customer to whom it is providing new machinery. Improved management of the used machine trade-in, acquisition, and sales process has delivered value to the used machine customer and improved margins to the Company.

     Assembly Operations. The Company's Tajima USA, Inc. ("TUI") subsidiary maintains a facility located in Ronkonkoma, New York, near the Company's headquarters. Assembly of Tajima machines of up to six heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times and production flexibility enhance the responsiveness to changing needs of the market. TUI's net sales during the fiscal year ended January 31, 2000 were approximately $17.3 million.


     Embroidery Equipment

     Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $15,000 to $180,000. Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

     Recent Product Developments

     The Company often collaborates with Tajima in the development of embroidery products. Over the past few years, Tajima has introduced the following embroidery products: (i) machines with faster operating speeds and a wider variety of color selections; (ii) wide cap embroidery system, which expands the small sewing field on finished caps to a 270 degree continuous arc; (iii) the multi-color chenille embroidery machine, which enables embroiderers to create more elaborate and colorful designs with chenille stitches; (iv) a single head chenille embroidery machine which enables the embroidery entrepreneur the opportunity to enhance their products at an affordable price, and; (v) narrow cylinder arm sewing head which permits embroidery on small diameter apparel such as sleeves and pockets. The Company believes that these innovations will allow new applications for the use of embroidery machines that will impact the sportswear market. Additionally, Tajima develops customized applications to address specific customers needs.

Value Added Products

Software

     Pulse, a strategic acquisition in 1994, is a developer and supplier of a wide range of application software programs that enhance and simplify the embroidery process. All Tajima machines, as well as other manufacturers' embroidery machines can be networked through Pulse software. The computerization of the embroidery industry has led to a demand for more advanced application software. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. These products range from a basic lettering package that permits the embroiderer to design names and letters for use on the product to be embroidered to sophisticated packages that permit the creation and editing of intricate designs, logos and insignias through the use of scanners and computers.

     Pulse software provides users with the most technologically advanced software solutions delivering improved productivity and quality for their operations. Pulse continues to develop and release innovations that strengthen its position as the technological leader in the industry.

     While continuing to invest in research in its core embroidery technologies, Pulse has also created specialized and targeted applications that are addressing the particular needs of growing segments of the embroidery market such as retail operations, small entrepreneurs and uniform manufacturers. Pulse has also designed, as part of their new PowertoolsTM suite of applications, products that assist customers in creating an Internet presence for their embroidery creations. In addition, Pulse has developed what the Company believes is the first Internet-compatible design software in the market.

     Pulse has expanded its distribution network by establishing distributor relationships in over 40 countries worldwide. While beginning from a small dollar value base, Pulse international sales have grown dramatically and are expected to continue to grow as these new relationships strengthen Pulse's position as the global leader in embroidery software.

Leasing

     In order to become a single source provider to the embroidery industry, the Company formed HAPL Leasing in 1990. The Company believes that it is the only embroidery equipment distributor with a captive leasing subsidiary providing the Company with a unique competitive advantage.

     Approximately 42.5% of the Company's new machine sales were financed through HAPL Leasing for the year ended January 31, 2000, compared to 50.7% for the year ended January 31, 1999. Historically, HAPL Leasing has minimized its financing needs by selling substantially all of its sales-type leases to third party financial institutions. This trend continued in fiscal 2000. Additionally, during the third quarter of fiscal 1998, HAPL Leasing entered into an Ultimate Net Loss ("UNL") Limited Liability Recourse Agreement with a third-party financial institution. The maximum exposure is limited to 10% of the minimum lease payments receivable, for which the Company records a reserve. The selling price of the leases to financial institutions generally will be a lump sum equal to the sales price of the embroidery equipment leased, plus a portion of the finance charges paid by the lessee. At the end of the lease term, for those leases that HAPL Leasing has retained the residual value of the embroidery equipment, it may revert to HAPL Leasing or HAPL Leasing may sell the equipment to the lessee at terms agreed upon in the original lease agreement. Each lease generally has a term of 5 years. As of January 31, 2000, HAPL Leasing had sold approximately 89.1% of its leases.

     In some cases, third-party funding sources condition their purchase of leases on the establishment of a payment history. HAPL Leasing also retains selected leases for which it has not obtained a purchase commitment from its funding sources. In each case where a lease is retained, HAPL Leasing applies its policies and procedures and knowledge of the industry to determine whether to enter into the lease, including an evaluation of the purchaser's business prospects and the creditworthiness of the principals. HAPL Leasing sells these leases if financing becomes available at a later date.

     HAPL Leasing continues to work both internally and with its funding sources to develop new lease programs attractive to the embroidery industry.

Used Embroidery Machinery

     The Company accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine on a case by case basis. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for reconditioned and remanufactured embroidery machines is steadily growing and has established its Hirsch Used Machine Division to capitalize on this source of revenue.

Embroidery Supplies and Accessories

     The Company offers a broad range of embroidery supplies including threads, needles, thread cone winders, embroidery hoops, and embroidery backings. In addition, the Company develops embroidery products based on the recommendations of embroiderers. The Company also distributes the Universal Hooper, a manual hooping device, a machine thread rack upgrade called "Quick Thread" and specially sized embroidering hoops for unusual applications.

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

     Following the Company's acquisition of its West Coast distribution rights, the Company expanded the hours of its east coast supply and accessory sales operations, making it easier for customers across the United States to place an order.

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade journal advertising and participation in seminars and over 25 trade shows annually. The Company's sales staff is headed by Paul Levine, President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. Through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry, the Company believes it has maintained its market share for both machinery and value-added products and services.

     The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs developed by the Company to assist customers in the use, operation and servicing of the embroidery machines and software it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides proprietary videotapes and manuals as training tools. Company personnel also provide technical and software support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting embroidery operations.

     The Company maintains a training center for its employees at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

     In addition,  the Company  collaborates  with its  customers  and Tajima in connection with the development of new embroidery equipment and software applications to meet the specialized needs of the Company's customers. Current projects include the development of embroidery applications for a major automobile manufacturer, collaborations with high end designer clothing manufacturers to reduce production costs and increase efficiency and further development of Pulse integrated software.

     The Company provides its customers with a one-year warranty against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers parts and labor. Tajima provides the Company with a six month warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

Supplier Relationships with Tajima

     The Company has four separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has a term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and has a term of five years. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head "FX" model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement, which has an initial term of five years, terminates on February 20, 2002, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The fourth agreement ("the Caribbean Agreement") which was effective July 27, 1999 (and is subject to review after a one year trial period) permits the Company to distribute Tajima machines to US-based customers who are operating expansion facilities in the Caribbean region.

     Each of the first three agreements may be terminated upon the failure by the Company to achieve certain minimum sales quotas. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company.

     Although there can be no assurance, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because:
(i) the Company has maintained a relationship with Tajima for over 20 years and is Tajima's largest distributor; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company and Pulse support Tajima's development activities and the Pulse software enhances the Tajima product line; and (iv) the ownership by Tokai of a forty-five (45%) percent interest in the TUI venture.

Other Supplier Relationships

     The Company purchases personal computers that are integrated with the embroidery machines it distributes. The Company obtains its inventory for its embroidery supplies and accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

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

Competition

     The Company competes with distributors such as Macpherson, Inc., a subsidiary of Willcox & Gibbs, Inc., a distributor of Barudan multi-head embroidery machines and Meistergram single-head embroidery machines, as well as with smaller distributors. On April 20, 1999, Willcox & Gibbs, Inc. filed a joint plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Barudan parent organization has since re-acquired the rights to directly distribute its products in the US. The Company believes it competes against these competitors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes. The Company also competes with original equipment manufacturers, such as Brother International and Melco Industries, which distribute products directly into the Company's markets. A new competitor trading under the "SWF" brand has entered the worldwide market for embroidery machines and has aggressively competed on a price basis in various Pacific rim countries, Europe and the US. Tajima has challenged SWF for patent infringements incorporated in its machines, and the results are pending in various stages of litigation. It is uncertain what the results of that litigation will conclude.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could materially affect the Company's customers, and consequently have a material adverse effect on the Company's business, financial conditions and results of operations.

     The Company's  success is  dependent,  in part, on the ability of Tajima to
continue  producing  products  that  are  technologically   superior  and  price
competitive with those of other manufacturers.

     Pulse's software products compete against products developed by several companies from around the world. The primary competitors are Wilcom Pty., an Australian corporation, Melco Industries, Inc., a United States-based subsidiary of Saurer Textile Machinery Group, a Swiss corporation and Compucon S.A., of Greece. The Company believes that Pulse competes favorably on the basis of ease of use, functionality and the range of software applications it markets.

     HAPL Leasing competes principally with equipment leasing brokers specializing in the embroidery industry. The Company believes that it competes on the basis of HAPL Leasing's favorable pricing and because the Company is a single source provider of embroidery equipment, customer service and support and value added products.

    The Company's embroidery supplies and accessories business competes with ARC, a division of Melco Industries and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that the Company will benefit from the breadth of its product line, development of proprietary products and the fact that the Company is a single source provider.

Patents and Copyrights

     The Pulse software has copyright protection under Canadian law and the Berne Convention that also affords it protection in the United States. Certain of the Pulse software has also been granted United States copyright registrations. The following patents have been granted in the United States:
"Method For Modifying Embroidery Design Programs", "Embroidery Design Systems", "Method For Creating Self-Generating Embroidery Pattern," two patents entitled "Method for Automatically Generating Chain Stitches" and three patents entitled "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern." Pulse also has several other patents pending. Pulse has been granted the following patent in the European Patent Office: "Method for Modifying Embroidery Design Programs." Pulse believes these protections are sufficient to prevent unauthorized third party uses of such property rights. Neither Pulse nor the Company is aware of any patents or other intellectual property rights of third parties which would prevent the use of Pulse's intellectual property. The Company continues to seek intellectual property protection for Pulse products.

Employees

     As of March 31,  2000,  the  Company  employed  approximately  335  persons engaged in sales, service and supplies, product development, finance administration and management for the Company, Pulse, TUI and HAPL Leasing. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ending January 31, 2000, approximately 92.6% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima. Four separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and has a term of five years. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western continental states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which has an initial term of five years, became effective on February 21, 1997, and contains a renewal provision that permits successive five year renewals upon mutual agreement of the parties. The fourth Agreement (the "Caribbean Agreement") is for a one-year trial period, effective July 27, 1999, that permits the Company to distribute Tajima equipment to its existing US-based customers who establish expansion facilities in the Caribbean region. Each of the first three Tajima Agreements may be terminated if the Company fails to achieve certain minimum sales quotas. The fourth agreement is subject to review after the one-year trial period expires on July 26, 2000. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to maintain ownership of a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Importing Tajima's equipment from Japan subjects the Company to risks of engaging in business overseas, including international political and economic conditions, tariffs, foreign regulation of trade with the United States, and work stoppages. The interruption of supply or a significant increase in the cost of Tajima equipment for any reason could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, Tajima manufactures its embroidery machines in one location in Japan. The Company could be materially and adversely affected should this facility be seriously damaged as a result of a fire, natural disaster or otherwise. Further, the Company could be materially and adversely affected should Tajima be subject to adverse market, business or financial conditions.

     Embroidery machines produced by Tajima are subject to technological advances and new product introductions. Current competitors or new market entrants could introduce products with features that render products sold by the Company and products developed by Tajima less marketable. The Company relies on Tajima's embroidery equipment to be high quality and state of the art. The Company's future success will depend, to a certain extent, on the ability of Tajima to adapt to technological change and address market needs. There can be no assurance that Tajima will be able to keep pace with technological change in the embroidery industry or the current demands of the marketplace. The failure of Tajima to do so could have a material adverse effect on the Company's business, financial conditions and results of operations.

Embroidery Industry

     The Company's growth in past years has resulted in part from the increase in demand for embroidered products and the growth of the embroidery industry as a whole. The embroidery industry is cyclical and has recently experienced; (i) a decline in demand for large embroidery machines, and; (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean and South America, all of which have had an adverse effect on the operations of the Company and its business. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry would also have an adverse effect on the Company.

Revolving Credit Facility

     The Company was in default of the financial covenant in its Agreement with PNC Bank (the "Bank") at year-end and is negotiating to receive a waiver for such default for the fiscal quarter ended January 31, 2000 and amendment to such financial covenant for all periods thereafter. The Company believes, but there can be no assurance, that the Company will be successful in these negotiations. If the Company is unsuccessful in obtaining the waiver since mending the Agreement with the Bank, it could have a material adverse effect on the business, operations and financial results of the Company.


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

Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary TUI, initially in configurations of up to six heads per machine. Tajima provides the Company with technical assistance and support. While TUI operations were profitable in fiscal 2000, the throughput of the facility is largely dependent on continued demand for embroidery machines generated by the Hirsch sales organization.

Acquisitions and Creation of Additional Revenue Streams

     Since June 1996, the Company has acquired four (4) companies (the "Acquisitions"). These acquisitions (i) increased the area in which the Company is the exclusive distributor of the complete line of Tajima embroidery equipment from 26 states to 39 states; and (ii) increased the Company's ability to offer a customer value for its used embroidery equipment. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six-head) Tajima embroidery machines in nine western states and Hawaii. In March 1998, the Company was granted certain rights to distribute large Tajima embroidery machines, six-head "DC" models through thirty-head models throughout certain West Coast states, and the Company has invested substantial assets to support the West Coast expansion. In July, 1999 the Company was granted the rights to distribute new embroidery machines into its existing US-based customers who have expanded facilities in the Caribbean region. There can be no assurance that the Company will be able to successfully integrate the operations of the Acquisitions with the Company's operations without substantial costs, delays or problems or that the Company will be able to profitably sell equipment or the Company's value-added products in the new territories.

     During fiscal year 1999, the Company announced the establishment of its new Building Blocks division for the purpose of creating and distributing stock embroidery designs and associated software products to the retail market. As of the end of fiscal 2000, investment in Building Blocks operations was less than $.3 million and revenues have been minimal. The Company believes that additional start-up costs and investment will be required in order to continue to develop Building Blocks' operations and brand. Although the Company believes it will be able to access the substantial home and retail embroidery market, there is no guaranty that it will be successful in doing so, or that it will be able to do so on a profitable basis.

     In addition, the Company announced during the fiscal year the acquisition from Jacobs Management Corporation of its interest in the Hometown Threads venture. Hometown Threads was created for the purpose of establishing retail embroidery service centers within Wal-Mart retail locations. As of the end of fiscal 2000, Hometown Threads had commenced operations on a pilot test market basis at two Wal*Mart centers located in Texas. As of the end of fiscal 2000, the Company's net investment in Hometown Threads was less than $.7 million. Although the Company believes it will be able to access the market for retail embroidery services, there is no guaranty that it will be successful in doing so, or that it will be able to do so on a profitable basis.

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in new and increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's ability to successfully adapt to industry-wide changes and the restructuring of its business and operations will require continued enhancement of its management and operational, financial and technical resources. The Company will also need to attract and retain qualified personnel to support its operations. The Company's failure to attract and retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Leasing Operations

     HAPL Leasing provides a range of equipment financing options to customers wishing to finance equipment purchases. HAPL Leasing retains selected leases for which it has not obtained a purchase commitment from its funding sources. Although HAPL Leasing has sold approximately 89.1% of the leases it has written to date, there can be no assurance that it will continue to be able to sell its leases to third party funding sources. Unfunded leases create the risk of nonpayment by lessees, including the risk that foreclosure could be hampered by bankruptcy or other legal proceedings, and the risk that foreclosed equipment cannot be re-leased or sold due to market conditions or the physical condition of the equipment. The operations of HAPL Leasing are interest rate sensitive. If interest rates rise, there can be no assurances that profit margins can be maintained, and, consequently, the business financial condition and results of operations of HAPL Leasing could be materially and adversely affected.

     HAPL Leasing's strategy is to enter into leases that qualify as sales-type leases for which revenue is recognized immediately in an amount equal to the present value of minimum lease payments. However, high interest rates, weakness of the U.S. dollar, poor general economic conditions, market conditions, or other factors could result in HAPL Leasing having to enter into operating leases resulting in deferral of revenue recognition. Unlike sales-type leases, revenue relating to operating leases is recognized over the term of the lease, resulting in a deferral in the recognition of revenue. In addition, the embroidery industry as a whole has been experiencing a decline of overall demand for embroidery machines, which if prolonged, could have a material adverse effect on the business and results of operations of HAPL Leasing and that of the Company taken as a whole.

Inventory

     The Company's ordering cycle for new embroidery machines is approximately three to five months prior to delivery to the Company. Since the Company generally delivers new Tajima embroidery machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to lower than forecasted demand, in fiscal 1999 and fiscal 2000 the Company experienced an increase in inventory levels beyond the desired supply which has caused the Company to experience higher than projected inventory costs. Any failure in the future to properly manage inventory levels could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. The Company has been able to compete effectively in part because of the relatively advanced technological capabilities and excellent quality of Tajima embroidery machines. However, if other manufacturers develop more technologically advanced embroidery machines or the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing leasing and customer training, support and services. Due to the recent decline in overall demand in the industry, potential customers may emphasize price differences over value-added services and support in purchasing new embroidery machines. Severe price competition may impair the Company's abilities to provide its customers with value-added services and support. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

Software

     The software industry is characterized by the rapid development of new programs with increased capabilities. Other producers of software for embroidery machines could produce new software programs that would make the software developed by Pulse less marketable or obsolete. The failure by Pulse to continue to develop and upgrade its software products could have a material adverse effect on its business, financial condition and results of operations and that of the Company taken as a whole.

     Pulse's software products, like software programs generally, may contain undetected errors when introduced or when new versions are released. To date, Pulse has not experienced significant adverse financial or operational problems due to post release software errors, although there can be no assurance that this will not occur in the future, particularly if these software programs continue to become more complex and sophisticated. Defective software could result in loss of or delay in market acceptance of the Company's software products, warranty liability or product recalls and can diminish the Company's reputation in the industry.

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

Dependence on Existing Management

     The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; Paul Levine, President, and a Director of the Company; Ronald Krasnitz, Chief Operating Officer, Secretary and a Director of the Company; and Richard Richer, its Vice President-Finance and Chief Financial Officer. Pulse's continued success will depend to a significant extent upon the abilities and continued efforts of Tas Tsonis, Vice President and a Director of the Company and CEO of Pulse and Brian Goldberg, Vice President of the Company and President of Pulse. The Company had previously entered into five year employment agreements with Messrs. Arnberg and Levine which expired as of February 20, 1999 with their employment by the Company continuing on an at-will basis on roughly the same terms and conditions contained in their expired employment agreements except for substantially reduced salaries. Effective as of February 24, 1999, Messrs. Tsonis and Goldberg elected to renew their respective employment agreements for an additional three
(3) year term. Mr. Krasnitz is currently in the fourth year of a five-year employment agreement. Mr. Richer is not bound by any written employment agreement with the Company. The loss of the services of Messrs. Arnberg, Levine, Krasnitz, Tsonis, Goldberg or Richer or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2.  Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. This property houses the Company's executive offices, the Northeast sales office, technical service, software support and warehouse space. Additionally, both HAPL Leasing and the Company's parts, supplies and accessories businesses operate out of this facility. On October 27, 1994, the Company entered into a ten year, $2,295,000 mortgage agreement (the "Mortgage") and note ("Note") with a bank for its new corporate headquarters. The Mortgage as amended bears interest at a fixed rate of 11.3% and is payable in equal monthly principal installments of $19,125. The Company's obligations under the Mortgage are secured by a lien on the premises and the related improvements thereon. The Company was in violation of a covenant contained in the mortgage as of January 31, 2000. Pursuant to a waiver and amendment dated as of April 27, 2000, the Company obtained a waiver of the covenant violation and an amendment to the Debt Service Coverage Ratio covenant, contained in the Mortgage. In addition, simultaneously therewith, the Company entered into an Agreement and Modification of Note pursuant to which the note was amended to accelerate the maturity date to April 20, 2001, from October 27, 2004.

     In March 1997, the Company entered into a five-year lease for a 25,000 square foot factory facility in Ronkonkoma, New York where Tajima USA, Inc., operates a machine assembly facility. The lease provides for lease payments of approximately $132,000 per annum.

     In addition to the Company's headquarters, the Company leases 13 regional satellite offices, as well as a location in Mississauga, Ontario, Canada for Pulse headquarters. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space.

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

Fiscal 2000                                                High             Low
-----------                                                ----             ---

First Quarter ended April 30, 1999........................$3.875           $1.750
Second Quarter ended July 31, 1999........................$2.500           $2.031
Third Quarter ended October 31, 1999......................$2.188           $ .813
Fourth Quarter ended January 31, 2000.....................$2.125           $1.094

Fiscal 1999                                                High             Low
-----------                                                ----             ---

First Quarter ended April 30, 1998........................$22.750          $8.094
Second Quarter ended July 31, 1998........................$11.250          $4.500
Third Quarter ended October 31, 1998......................$ 5.625          $2.000
Fourth Quarter ended January 31, 1999.....................$ 5.500          $2.750

Fiscal 1998                                                High             Low
-----------                                                ----             ---

First Quarter ended April 30, 1997........................$22.750          $16.500
Second Quarter ended July 31, 1997........................$24.750          $16.500
Third Quarter ended October 31, 1997......................$26.250          $17.250
Fourth Quarter ended January 31, 1998.....................$22.000          $17.000


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of April 30, 2000, the Company believes that there were approximately 3,652 beneficial owners of its Class A Common Stock.

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

                                    PART III

ITEM 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 2000 and 1999 and for the fiscal years ended January 31, 2000, 1999, and 1998 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 1998, 1997, and 1996 and for the fiscal years ended January 31, 1997 and 1996 are derived from audited Consolidated Financial Statements not included herein.

                                                                                          Year Ended January 31,
                                                                           (in thousands of dollars, except per share amounts)

Hirsch International Corp. and Subsidiaries                             2000         1999        1998        1997         1996
--------------------------------------------------------------------------------------------------------------------------------


Statement of Operations Data:
Net sales.........................................................    $86,958     $127,546     $147,045    $122,195     $87,974
Interest income related to sales-type leases......................      3,863        5,348        5,432       3,243       3,022

Cost of sales.....................................................     59,846       85,054       96,099      80,820      58,836
Selling, general and administrative expenses......................     40,491       44,381       41,055      29,070      20,638
(Loss) income before income tax (benefit) provision......             (10,369)      (6,066)      14,255      15,170      11,402
Income tax (benefit) provision....................................        972       (1,848)       6,059       6,402       4,837
(Loss) income before Cumulative Effect of Accounting Change           (11,635)      (4,608)       8,196       8,768       6,565
Cumulative Effect of Accounting Change                                 (2,187)           -            -           -           -
Net (loss) income (3).............................................    (13,822)      (4,608)       8,196       8,768       6,565

Basic net (loss) income per share (1), (2)........................   $  (1.48)    $  (0.49)     $  0.92     $  1.13     $  1.10
Diluted net (loss) income per share (1), (2)......................   $  (1.48)    $  (0.49)     $  0.89     $  1.10     $  1.09
Shares used in the calculation of basic
  net (loss) income per share (1), (2)............................      9,348        9,413        8,953       7,782       5,960
Shares used in the calculation of diluted
  net (loss) income per share (1), (2)............................      9,348        9,436        9,236       7,967       6,002

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

(3) Net of the cumulative effect of SAB101 accounting  change.

                                                                                      Year Ended January 31,
                                                                                    (in thousands of dollars)

Hirsch International Corp. and Subsidiaries                          2000         1999        1998        1997       1996
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
Working capital................................................    $ 29,627    $ 51,939   $ 40,169 (6)  $ 22,004   $ 16,847 (4)
Total assets...................................................      80,216     106,935    114,832 (6)    83,696     47,872 (4)
Long-term debt, less current maturities........................         989      15,640      1,421        13,194 (5)  1,779
Stockholders' equity...........................................      56,253      70,207     75,623 (6)    41,682     29,134 (4)

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


General

     Hirsch International Corp. ("Hirsch" or the "Company") is a leading single source supplier of electronic computer-controlled embroidery machinery and related  value-added  products  and  services to the  embroidery  industry.  The
Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support and broad product offerings combine to place the Company in a superior competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and Tajima USA, Inc. ("TUI"), a subsidiary formed in fiscal 1998, as well as a wide variety of embroidery supplies, microcomputers manufactured by Dell Computer Corporation and software manufactured by the Company's wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse").

     The Company's focus from 1995 through 1998 was on growth and expansion of its installed machine base and increasing the breadth of its offerings to the embroidery industry. The acquisitions of SMX and Sedeco increased the area in which the Company is the exclusive distributor of Tajima embroidery equipment from 26 states to 39 states. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six-head "FX" models) Tajima embroidery machines in nine western states and Hawaii. With this expansion of the Company's small machine territory to the West Coast, Hirsch gained the right to distribute Tajima machines throughout the continental United States and Hawaii. In fiscal 1998 Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to six heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. This investment reflects their continuing confidence in this endeavor and will be a contributing factor in the long-range growth of TUI. In July 1999 Tajima granted to Hirsch the non-exclusive right to distribute to its existing US customers who have expanded their facilities into the Caribbean region.

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth was fueled by rapid technological advances in software and hardware, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand. The Company initiated several programs to broaden the product offering to these smaller machine customers in the latter part of fiscal 2000 and expects that they will begin to contribute incremental revenue streams in the future.

     Fiscal 1999 and 2000 were years of retrenchment for the industry, driven by the relocation and continued investment offshore of large multi-head equipment customers. While small machine customers continued to grow in the domestic market, their growth rate could not offset the decline in large machine sales, resulting in a change in the sales mix of embroidery machines and an overall decline in demand. It was further compounded by dramatic swings in the US dollar / Yen exchange rate. All industry competitors faced difficulty in meeting these new market demands. In fiscal 1999 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and disposing of facilities no longer required to support its new business model (See Note 7 of Notes to Consolidated Financial Statements). The Company continued to reduce overhead costs throughout fiscal 2000, as the market continued to seek a level of stability. The Company believes the implementation of the overhead cost reduction program will position it to return to profitable operations at revenue levels reflecting today's market realities.


Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 2000, 1999 and 1998.


                                                      2000                     1999                    1998
                                                      ----                     ----                    ----

              Net sales                                  95.7%                    95.8%                   96.4%

              Interest income related
                to sales-type leases                      4.3%                     4.2%                    3.6%
                                                   -------------------------------------            ------------

              Total revenue                             100.0%                   100.0%                  100.0%

              Cost of                                    65.9%                    66.7%                   63.0%
              sales

              Operating expenses                         44.6%                    36.7%                   26.9%

              Interest expense, net                       1.4%                     1.2%                    0.6%

              Other expense (income), net                -0.5%                     0.2%                    0.1%
                                                   ------------            -------------            ------------

              (Loss) income before income
                taxes and minority interest             -11.4%                    -4.8%                    9.4%

              Income tax (benefit) provision              1.1%                    -1.5%                    4.0%

              Cumulative Effect of Accounting
               Change                                    -2.4%                     0.0%                    0.0%

              Minority Interest                           0.3%                     0.3%                    0.0%
                                                   ------------            -------------            ------------

              Net (loss) income                         -15.2%                    -3.3%                    5.4%
                                                   ============            =============            ============

                Fiscal Year 2000 as Compared to Fiscal Year 1999


     Change in accounting method. On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101- Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and requires an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the fiscal year's results due to the application of the changed accounting method. This accounting change also results in a deferral of $3.7 million in sales revenue and $2.5 million in cost of sales, yielding a gross margin of $1.2 million which has now been deferred to fiscal year 2001. Prior years' financial statements are presented as originally reported without the accounting change applied.

     Net sales. Net sales for fiscal year 2000 were $87.0 million, a decrease of $34.9 million, or 28.6%, compared to $122.2 million for fiscal year 1999. Applied on a pro-forma basis retroactively to remove the accounting change, fiscal year 2000 sales would have been $84.3 million, a decrease of $37.9 million, or 31.0% compared to fiscal year 1999. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2000 is attributable to a decrease in overall demand for new embroidery machines, coupled with increased competition.

     Sales of new embroidery machinery represented approximately 72.8% and 61.8% of net sales for fiscal year's 2000 and 1999, respectively. Small embroidery machines (one through six-head "FX" models) represented approximately 57.7% of total new embroidery machine sales for fiscal year 2000 as compared to 51.1%, for fiscal year 1999. Large embroidery machines (six-head "DC" models through thirty-head models) represented approximately 42.3% of total new embroidery machine sales during fiscal year 2000 as compared to approximately 48.9% for fiscal year 1999.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for fiscal year 2000 aggregated approximately $23.6 million as compared to $25.7 million for fiscal year 1999.

     Interest income related to sales-type leases. HAPL's interest income decreased 28.8%, to $3.9 million for fiscal year 2000 from $5.4 million for fiscal year 1999. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 42.5% of total new equipment sales for fiscal year 2000 as compared to 50.7% for fiscal year 1999.

     Cost of sales. For fiscal year 2000, cost of sales decreased $25.7 million or 30.2%, to $59.3 million from $85.0 million for fiscal year 1999. The decrease was a result of the related decrease in net sales for fiscal year 2000 as compared to fiscal year 1999. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined for fiscal year 2000 to 34.7%, as compared to 36.0% for fiscal year 1999. The reductions in gross margin are mainly attributable to aggressive pricing used to increase sales of slower moving new machine inventory.

     Selling, General and Administrative ("SG&A") Expenses. For fiscal year 2000, SG&A decreased $3.9 million or 8.7%, to $40.5 million from $44.3 million for fiscal year 1999. SG&A expenses increased as a percentage of revenues to 44.6% for fiscal year 2000, from 34.8% for fiscal year 1999. The Company took substantial write-downs and increased reserves for slow-moving new machinery and uncollectable accounts in this fiscal year. Additional expenses were incurred in the replacement of the Company's revolving credit facilities, as well as development costs incurred for Building Blocks and Hometown Threads business initiatives. While operating expenses continue to decline as a result of the Company's cost reduction programs, of the percentage increase in SG&A expenses versus revenues for fiscal 2000, a significant portion is attributable to these non-recurring and developmental expenses. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The Company anticipates that actions taken in accordance with the plan will continue to reduce costs through the consolidation of support and back office infrastructure and reduction of overhead. The Company anticipates this will bring SG&A expenses in line with revised sales projections.

     Interest Expense. Interest expense for fiscal year 2000 decreased $.3 million, or 16.5%, to $1.3 million from $1.6 million for fiscal year 1999. The Company undertook an aggressive inventory reduction program in fiscal year 2000. The results of this program directly reflect a decrease in interest expense as a result of reduced working capital borrowings outstanding against the Company's Revolving Credit Agreements during fiscal 2000 as compared to fiscal 1999.

     Income tax (benefit) provision. The income tax provision reflected an effective tax rate of approximately 9.6% for the twelve months ended January 31, 2000 as compared to an income tax benefit rate of 30.5% for fiscal year 1999. The principal components of the deferred income tax assets recognized in fiscal 1999 resulted from allowances and accruals that were not then deductible for tax purposes and differences in amortization periods between book and tax bases. In fiscal 2000 the Company has established a 100% valuation allowance against these deferred tax assets, since the Company cannot determine the future utilization of such assets.

     Net (Loss) income. The net loss for fiscal year 2000 was $13.8 million, a decline of $9.2 million, compared to a net loss of $4.6 million for fiscal year 1999. The net margin declined to (15.2%) for fiscal year 2000 from (3.6%) for fiscal year 1999. These declines are attributable to the decrease in net sales, the increase in SG&A expenses as a percentage of revenues, and the valuation allowance reserved against the deferred tax asset.

                Fiscal Year 1999 as Compared to Fiscal Year 1998

     Net sales. Net sales for fiscal year 1999 were $122.2 million, a decrease of $24.8 million, or 16.9%, compared to $147.0 million for fiscal year 1998. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 1999 is attributable to a softening of demand for new large (six-head "DC" models through thirty-head models) machines. In addition, the reduction in sales revenue during fiscal year 1999 is also attributable to lower average machine selling prices as compared to fiscal year 1998. This reduction in average selling price was mainly the result of the strong dollar/yen exchange rate.

     The  sale  of new  embroidery  machinery  represented  approximately  $96.5 million, or 79.0% and $120.6 million, or 82.0%, of net sales for the fiscal years 1999 and 1998, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $49.3 million, or 51.1%, and $47.2 million, or 48.9% of total new embroidery machine sales during fiscal year 1999 as compared to approximately $51.4 million, or 42.6%, and $69.2 million, or 57.4%, respectively for fiscal year 1998.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts, service, application software and embroidery supplies for fiscal year 1999 was approximately $25.7 million, as compared to $26.5 million for fiscal year 1998.

     Interest income related to sales-type leases. HAPL's interest income decreased 1.6% to $5.3 million for fiscal year 1999 from $5.4 million for the comparable period of the prior year. This small decrease in HAPL's interest income as compared to the decrease in new embroidery machine sales is a result of the continued expansion of HAPL's operations. Their diversified leasing programs have resulted in a 37.4% increase in the number of new equipment sales which are leased to 50.7% of total new equipment sales for fiscal year 1999 from 36.9% for fiscal year 1998. This is primarily attributable to HAPL's continued penetration into the small machine market, which represented 51.1% of new machine sales in fiscal 1999 as compared to 42.6% of new machine sales in fiscal 1998.

     Cost of sales. For fiscal year 1999, cost of sales decreased $11.0 million, or 11.5%, to $85.1 million from $96.1 million for fiscal year 1998. The decrease was a result of the related decrease in net sales for fiscal 1999 as compared to fiscal 1998, offset by the inventory write-down of $3.5 million recorded in fiscal 1999. The inventory write-down related to the Company's restructuring plan and includes the write-down of used machine and ESW inventories (See Note 7 of Notes to Consolidated Financial Statements). The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. Exclusive of the inventory write-down recorded in fiscal 1999, there was a small decrease in the Company's gross margin for fiscal year 1999 to 36.0% as compared to 37.0% for fiscal year 1998. This is primarily attributable to an increase in sales of used embroidery machines, which typically yields lower gross margins than those obtained in the sale of new embroidery machines.

     Selling, general and administrative ("SG&A") expenses. For fiscal year 1999 SG&A increased $3.3 million, or 8.1%, to $44.4 million from $41.1 million for fiscal year 1998. SG&A expenses increased as a percentage of revenues to 34.8% from 26.9%. The increase in SG&A as a percentage of revenues for fiscal year 1999 as compared to fiscal 1998 is primarily attributable to the Company's investment in its infrastructure to support anticipated sales levels. In addition, approximately $.3 million of SG&A expenses were incurred in fiscal 1999 in connection with the formation of the Hometown Threads joint venture with Jacobs Management Corporation and the Company's creation of its new Building Blocks division. Based upon the decrease in net sales in fiscal 1999 as compared to fiscal 1998, the Company has developed and implemented a cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. This will bring the Company's expenses in line with revised sales projections.

     Interest expense. Interest expense for fiscal year 1999 increased $.6 million, or 67.8%, from $.9 million in fiscal year 1998 to $1.6 million in fiscal year 1999. This increase in interest expense is the result of increased working capital borrowings outstanding against the Company's Revolving Credit Facility during fiscal year 1999 as compared to fiscal year 1998.

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

     Net (loss) income. The net loss for fiscal year 1999 was $4.6 million, a decrease in income of $12.8 million, or 156.2%, as compared to net income of $8.2 million for fiscal year 1998. The net margin decreased to (3.6%) in fiscal year 1999 from 5.4% in fiscal year 1998. These decreases are primarily attributable to the restructuring costs and inventory write-down recorded in connection with the Company's restructuring plan (See Note 7 of Notes to Consolidated Financial Statements), as well as an increase in SG&A expenses.


Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $29.6 million at January 31, 2000, decreasing $22.3 million or 43.0%, from $51.9 million, at January 31, 1999. The decrease in working capital was principally due to reductions in inventory, write-offs and incremental reserves in accounts receivable, the valuation reserve against the deferred tax asset and the classification of the new credit facility as short-term debt versus the old facility as long-term debt. The Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its revolving credit facilities.

     During fiscal year 2000, the Company's cash decreased by $1.8 million to $1.3 million, in accordance with the terms of the Revolving Credit and Security Agreement of September 30, 1999 with PNC Bank, National Association ("PNC Bank"), which calls for the reduction of cash balances to minimum practical levels.  Net cash of $12.2  million  was  provided  by the  Company's  operating activities and was largely driven by decreases in the balance of accounts receivable, inventory and net investment in sales-type leases. It was substantially offset by cash used for repayments of long-term debt.

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

     Cash generated from operations was partially used for the purchase of 236,000 shares of the Company's stock in the open market during fiscal year 2000, at an average cost of approximately $1.50 per share.

     Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by
Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of shareholders equity, as defined therein. The Company was in default of the financial covenant in its Agreement with PNC Bank at year-end and is currently negotiating to obtain a waiver of such default for the fiscal quarter ended January 31, 2000 and an amendment of the financial covenant contained in the Agreement for all periods thereafter. Outstanding working capital borrowings against the Agreement aggregated approximately $2.1 million at January 31, 2000. The Agreement was also used to support trade acceptances payable of approximately $6.2 million as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $218.2 million in lease agreements through January 31, 2000. As of January 31, 2000, approximately $194.4 million, or 89.1%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. During fiscal 2000, the Mortgage was amended to provide for an increase in the interest rate to 9.3 percent per annum and to
11.3 percent per annum in successive quarters, subject to a quarterly review and adjustment. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a first priority lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at January 31, 2000 and has received an amendment and waiver of such default from the bank. The Company anticipates that it will satisfy the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, in accordance with the agreement, as amended.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

     Year 2000 Date Compliance

     The Year 2000 issue existed because many computer systems and applications used two-digit date fields to designate a year. The Company established a Steering Committee (the "Committee") to address Year 2000 issues, including senior members of the management team, which reported regularly to the Board of Directors. The committee initiated a program to upgrade its internal information systems to address any Year 2000 compliance issues. The Company completed its Year 2000 program on a timely basis. The Company has implemented new computer systems that addressed the Year 2000 transition problems.

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

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program were within the anticipated $300,000 allocated for such expenditures. These costs were incurred primarily in fiscal year 2000 and consisted mainly of remediation of and/or upgrades to existing computer hardware and software and telecommunication systems. Such costs did not include internal management time and the deferral of other projects, the effects of which were not material to the Company's results of operations or financial condition.

     The Company believes that no further material exposure exists in regard to the Year 2000 issue and has concluded the activities of the Committee.

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

     Recent  Pronouncements of the Financial  Accounting Standards Board and the
SEC

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

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and requires an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the fiscal year's results due to the application of the changed accounting method. This accounting change also results in a deferral of $3.7 million in sales revenue and $2.5 million in cost of sales, yielding a gross margin of $1.2 million which has now been deferred to fiscal year 2001. Prior years' financial statements are presented as originally reported without the accounting change applied.

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

     The Company may enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During fiscal 2000, the principal transactions hedged were purchases of machinery from the Company's major supplier. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The cost of such contracts is included in the cost of the related machinery in inventory. A 5% strengthening or weakening of the U.S. dollar against purchases denominated in foreign currencies would have approximately a $2.5 million annualized impact on the cost of sales of the Company. The Company does not use foreign exchange contracts to hedge expected earnings.

     All of the Company debt is U.S. dollar denominated. At year-end, approximately 67.6% of this indebtedness to third parties was floating rate-based. Although the Company has exposure to rising and falling rates, a 1% rise in rates on the average outstanding floating rate-based borrowings during the fiscal year would have approximately $.1 million annualized adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

ITEM 8. FINANCIAL STATEMENTS IN SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-32 hereof.

ITEM 9. CHANGES IN A DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                          PAGE(S)
         ---------------------------------                                                          -------

Index to Consolidated Financial Statements..........................................................F-1

Independent Auditors' Repors........................................................................F-2


Consolidated Balance Sheets.........................................................................F-3


Consolidated Statements of Income ..................................................................F-5


Consolidated Statements of Stockholders' Equity.....................................................F-6


Consolidated Statements of Cash Flows...............................................................F-7


Notes to Consolidated Financial Statements...................................................F-11- F-26


(a)(2)  FINANCIAL STATEMENT SCHEDULE

 ....................................................................................................S-1

(a)(3)  EXHIBITS
        --------

%3.1                 Restated Certificate of Incorporation of the Registrant

^3.2                 Amended and Restated By-Laws of the Registrant

*4.1                 Specimen of Class A Common Stock Certificate

*4.2                 Specimen of Class B Common Stock Certificate

^10.1                $60,000,000   Revolving  Credit  Facility  and  $10,000,000
                     Credit Facility Dated as of September 26, 1997 among Hirsch
                     International Corp., HAPL Leasing Co., Inc., Sewing Machine
                     Exchange, Inc., Pulse Microsystems  Ltd., Sedeco, Inc., The
                     Bank of New York,  Mellon Bank, N.A., Fleet Bank, N.A., and
                     The Bank of New York, as agent.

++10.2               Second   Amendment   to   Loan   Agreement   among   Hirsch
                     International Corp., HAPL Leasing Co., Inc., Sewing Machine
                     Exchange,  Inc., Pulse  Microsystems  Ltd.,  Sedeco,  Inc.,
                     Hirsch  Equipment  Connection,  Inc., The Bank of New York,
                     Fleet Bank,  N.A.,  Mellon  Bank N.A.,  and The Bank of New
                     York, as agent.

++10.3               Waiver  Agreement among Hirsch  International  Corp.,  HAPL
                     Leasing Co., Inc.,  Sewing Machine  Exchange,  Inc.,  Pulse
                     Microsystems   Ltd.,   Sedeco,   Inc.,   Hirsch   Equipment
                     Connection,  Inc., The Bank of New York,  Fleet Bank, N.A.,
                     Mellon Bank N.A., and The Bank of New York, as agent.

**10.4               $2,295,000 Mortgage Note from Hirsch International Corp.
                     to Chemical Bank

**10.5               Mortgage between Hirsch International Corp. and Chemical
                     Bank

**10.6               Guaranty of Payment of HAPL Leasing Co, Inc. and Pulse
                     Microsystems Ltd. to Chemical Bank

++10.7               Waiver and First Amendment to Mortgage between Hirsch
                     International Corp. and The Chase Manhattan Bank, dated as of April 30, 1999.

++10.8               Agreement of Modification of Note between Hirsch
                     International Corp. and The Chase Manhattan Bank dated as of April 30, 1999.

++10.9               Joinder by Guarantors among HAPL Leasing Co., Inc., Pulse
                     Microsystems, Ltd. and The Chase Manhattan Bank.

****10.10            Stock Purchase Agreement, dated June 7, 1996 by and among
                     Hirsch International Corp. and Ronald H. Krasnitz and
                     Martin Krasnitz

*****10.11           Stock Purchase Agreement, Dated December 20, 1996 by and
                     between Hirsch International Corp. and Jimmy L. Yates.

*10.12               Employment Agreement between Henry Arnberg and the
                     Registrant

*10.13               Employment Agreement between Paul Levine and the Registrant

*10.14               Employment Agreement between Tas Tsonis and Pulse
                     Microsystems, Ltd.

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

10.32                Waiver to Mortgage between Hirsch International Corp. and
                     The Chase Manhattan Bank, dated as of May 12, 2000.

10.33                Agreement of Modification of Note between Hirsch
                     International Corp. and The Chase Manhattan Bank dated as of May 12, 2000.

10.34                Joinder by Guarantors among HAPL Leasing Co., Inc., Pulse
                     Microsystems, Ltd. and The Chase Manhattan Bank dated as of May 12, 2000.

10.35                Memorandum of Request for Business with Mexico, Latin
                     American and Caribbean Countries among Hirsch International
                     Corp., Tajima Industries Ltd. and TM Trading Co., Ltd.
                     dated as of July 27, 1999.

+++10.36             Loan  Agreement  among  Hirsch  International  Corp.,  HAPL
                     Leasing Co., Inc.,  Sewing Machine  Exchange,  Inc.,  Pulse
                     Microsystems   Ltd.,   Sedeco,   Inc.,   Hirsch   Equipment
                     Connection, Inc., Hometown Threads, LLC, HJ Grassroots, LLC
                     and PNC Bank, NA dated September 30, 1999.

21.1                 List of Subsidiaries of the Registrant

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

     *Incorporated by reference from the Registrant's Registration Statement on Forms S-1, Registration Number 33-72618.

     **Incorporated by reference from the Registrant's Form 10-K filed for the fiscal year ended January 21, 1995.

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

     ++ Incorporated by reference from Registrant's Form 10-K filed for the fiscal year ended January 31, 1999.

     +++ Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended October 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIRSCH INTERNATIONAL CORP.
        Registrant

                                       By:  /s/ Henry Arnberg
                                          -----------------
                                          Henry Arnberg, Chief Executive Officer
Dated:  May 15, 2000

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



             Signature                                        Title                                   Date
             ---------                                        -----                                   ----

/s/ Henry Arnberg                      Chairman of the Board of Directors and Chief                May 15, 2000
--------------------------
Henry Arnberg                          Executive Officer (Principal Executive Officer)


/s/ Paul Levine                        President and Director                                      May 15, 2000
--------------------------
Paul Levine


/s/ Tas Tsonis                         Vice President and Director                                 May 15, 2000
--------------------------
Tas Tsonis


/s/ Richard Richer                     Vice President-Finance and Chief Financial Officer          May 15, 2000
--------------------------             (Principal Accounting and Financial Officer)
Richard Richer


/s/ Ronald Krasnitz                    Chief Operating Officer and Director                        May 15, 2000
--------------------------
Ronald Krasnitz


/s/ Marvin Broitman                    Director                                                    May 15, 2000
--------------------------
Marvin Broitman


/s/ Herbert M. Gardner                 Director                                                    May 15, 2000
--------------------------
Herbert M. Gardner


/s/ Douglas Schenendorf                Director                                                    May 15, 2000
--------------------------
Douglas Schenendorf


HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page

INDEPENDENT AUDITORS' REPORTS                                             F1-5

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
 YEARS ENDED JANUARY 31, 2000, 1999 AND 1998:

   Consolidated Balance Sheets                                            F6-7

   Consolidated Statements of Operations                                   F8

   Consolidated Statements of Stockholders' Equity                         F9

   Consolidated Statements of Cash Flows                                   F10

   Notes to Consolidated Financial Statements                           F11-31



                                       F1

Independent Auditors' Report


Board of Directors
Hirsch International Corp.
Hauppauge, New York


We have audited the accompanying consolidated balance sheet of Hirsch International Corp. and subsidiaries as of January 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 31, 2000 and the results of their operations and their cash flows for the year ended January 31, 2000 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for the year ended January 31, 2000.


/s/ BDO Seidman, LLP

BDO Seidman, LLP


May 3, 2000

                                       F2

May 3, 2000


Mr. Richard Richer, CFO
Hirsch International Corp.
200 Wireless Boulevard
Hauppauge, New York 11788

Dear Mr. Richer:

As stated in Note 12 to the financial statements of Hirsch International Corp. for the year ended January 31, 2000, the Company changed its method of accounting for revenue recognition and states that the newly adopted accounting method is preferable in the circumstances because on December 3, 1999, the SEC issued its "Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented and recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. In connection with our audit of the above mentioned financial statements, we have evaluated whether the newly adopted accounting principle is preferable in the circumstances.

Based on our audit, we concur in management's judgment that the newly adopted accounting principle described in Note 12 is preferable in the circumstances.

Very truly yours,
/s/ BDO Seidman, LLP
     BDO Seidman, LLP






INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement No. 33-94914 on Form S-8, Registration No. 333-30237 on Form S-8 and Registration No. 333-22535 on Form S-3 of Hirsch International Corp. and Subsidiaries of our report dated May 3, 2000, appearing in this Annual Report on Form 10-K of Hirsch International Corp. and Subsidiaries for the year ended January 31, 2000.




/s/ BDO SEIDMAN LLP
     BDO Seidman, LLP
Melville, New York
May 12, 2000

                                       F3

INDEPENDENT AUDITORS' REPORT


Board of Directors
Hirsch International Corp.
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of Hirsch International Corp. and Subsidiaries as of January 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hirsch International Corp. and Subsidiaries as of January 31, 1999 and the consolidated results of their operations and their cash flows for the years ended January 31, 1999 and 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Jericho, New York
April 22, 1999

                                       F4

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement No. 33-94914 on Form S-8, Registration No, 333-30237 on Form S-8 and Registration No. 333-22535 on Form S-3 of Hirsch International Corp. and Subsidiaries of our report dated April 22, 1999, appearing in this Annual Report on Form 10-K of Hirsch International Corp. and Subsidiaries for the year ended January 31, 2000.


/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Jericho, New York
May 10, 2000



                                       F5

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 AND 1999
-------------------------------------------------------------------------------

ASSETS                                                     2000               1999

CURRENT ASSETS:
  Cash and cash equivalents                            $1,290,000          $3,078,000
  Accounts receivable, net of an allowance for
  possible losses of approximately $5,632,000
  and $4,033,000, respectively                         17,293,000          22,956,000
  Net investment in sales-type leases -
   current portion (Note 6)                             2,583,000           2,254,000
  Inventories, net (Notes 4, 8 and 13)                 25,711,000          36,335,000
  Prepaid income taxes (Note 10)                        3,673,000           1,786,000
  Other current assets (Note 10)                          423,000           5,284,000
                                                       ----------          ----------
          Total current assets                         50,973,000          71,693,000

NET INVESTMENT IN SALES - TYPE LEASES - Noncurrent
  portion (Note 6)                                      8,207,000          11,256,000

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net
  of accumulated amortization of approximately
  $3,851,000 and $2,686,000, respectively
  (Notes 3 and 8)                                      12,974,000          14,139,000

PURCHASED TECHNOLOGIES - Net of accumulated
  amortization of approximately $1,132,000 and
  $940,000, respectively                                 207,000              399,000

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated     6,544,000            7,602,000
  depreciation and amortization (Notes 7 and 9)
OTHER ASSETS (Note 10)                                 1,311,000            1,846,000
                                                     -----------         ------------
TOTAL ASSETS                                         $80,216,000         $106,935,000
                                                     ===========         ============
See notes to consolidated financial statements.

                                                                           (Continued)


                                       F6

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 AND 1999
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                      2000               1999

CURRENT LIABILITIES:
  Trade acceptances payable (Note 9)                   $6,199,000          $2,164,000
  Accounts payable and accrued expenses (Note 8)       12,805,000          17,338,000
  Current maturities of bank debt (Note 9)              2,342,000             252,000
                                                       ----------          ----------
          Total current liabilities                    21,346,000          19,754,000

LONG-TERM DEBT - Less current maturities (Note 9)         989,000          15,640,000
                                                       ----------          ----------
     Total liabilities                                 22,335,000          35,394,000
                                                       ----------          ----------
MINORITY INTEREST (Note 1)                              1,628,000           1,334,000
                                                       ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)

STOCKHOLDERS' EQUITY (Notes 1 and 11):
  Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                           -                   -

  Class A common stock, $.01 par value;
   authorized: 20,000,000 shares; issued and outstanding;
   6,815,000 and 6,488,700 shares, respectively,
   at January 31, 2000;and 6,815,000 and 6,724,700
   shares, respectively at January 31, 1999;               68,000              68,000
  Class B common stock, $.01 par value;
   authorized: 3,000,000 shares, outstanding:
   2,668,000 shares                                        27,000              27,000
  Additional paid-in capital                           41,397,000          41,397,000
  Retained earnings                                    15,721,000          29,543,000
  Accumulated other comprehensive income                  221,000               -
                                                       ----------          ----------
                                                       57,434,000          71,035,000
  Less: Treasury Class A Common stock at cost,
        326,300 and 90,300 shares, respectively         1,181,000             828,000
                                                       ----------          ----------
        Total stockholders' equity                     56,253,000          70,207,000
                                                       ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $80,216,000        $106,935,000
                                                       ==========         ===========


                                       F7

              HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Years Ended January 31,

                                                             2000                  1999                  1998
                                                        ----------------      ----------------      ----------------

REVENUES
   Net Sales                                                $86,958,000          $122,198,000          $147,045,000
   Interest income related to sales-type leases               3,863,000             5,348,000             5,432,000
                                                        ----------------      ----------------      ----------------
            Total revenue                                    90,821,000           127,546,000           152,477,000
                                                        ----------------      ----------------      ----------------

COST OF SALES
   Cost of sales (Note 13)                                   59,846,000            81,604,000            96,099,000
   Inventory write-down (Notes 4 & 8)                          -                    3,450,000                 -
                                                        ----------------      ----------------      ----------------
           Total cost of sales                               59,846,000            85,054,000            96,099,000
                                                        ----------------      ----------------      ----------------

GROSS PROFIT                                                 30,975,000            42,492,000            56,378,000
                                                        ----------------      ----------------      ----------------

OPERATING EXPENSES
   Selling, general and administrative expenses              40,491,000            44,381,000            41,055,000
   Restructuring costs (Note 8)                                -                    2,377,000                 -
                                                        ----------------      ----------------      ----------------
           Total operating expenses                          40,491,000            46,758,000            41,055,000
                                                        ----------------      ----------------      ----------------

OPERATING (LOSS) INCOME                                     (9,516,000)           (4,266,000)            15,323,000
                                                        ----------------      ----------------      ----------------
OTHER EXPENSE (INCOME)
   Interest expense (Note 9)                                  1,308,000             1,567,000               934,000
   Other                                                      (455,000)               233,000                90,000
                                                        ----------------      ----------------      ----------------
           Total other expense - net                            853,000             1,800,000             1,024,000
                                                        ----------------      ----------------      ----------------


   (LOSS) INCOME BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES AND MINORITY
   INTEREST IN NET EARNINGS OF
   CONSOLIDATED SUBSIDIARY                                 (10,369,000)           (6,066,000)            14,299,000

INCOME TAX (BENEFIT) PROVISION (Note 10)                        972,000           (1,848,000)             6,059,000

MINORITY INTEREST IN NET EARNINGS
   OF CONSOLIDATED SUBSIDIARY (Note 1)                          294,000               390,000                44,000
                                                        ----------------      ----------------      ----------------

(LOSS) INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                (11,635,000)           (4,608,000)             8,196,000

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (Note 2)                                             (2,187,000)              -                     -
                                                        ----------------      ----------------      ----------------

NET (LOSS) INCOME                                         ($13,822,000)          ($4,608,000)            $8,196,000
                                                        ================      ================      ================

(LOSS) EARNINGS PER SHARE:
   Basic:
    (Loss) Income before cumulative effect
     of accounting change                                       ($1.25)               ($0.49)                 $0.92
     Cumulative effect of accounting                              (.23)              -                     -
   change (Notes 2 and 12)
                                                        ----------------      ----------------      ----------------
     Net (Loss) Income per share                                ($1.48)               ($0.49)                 $0.92
                                                        ================      ================      ================

   Diluted:
     (Loss) Income before cumulative
   effect
     of accounting change                                       ($1.25)               ($0.49)                 $0.89
     Cumulative effect of accounting                            ($0.23)              -                     -
   change    (Notes 2 and 12)
                                                        ----------------      ----------------      ----------------

     Net (Loss) Income per share                                ($1.48)               ($0.49)                 $0.89
                                                        ================      ================      ================

WEIGHTED AVERAGE NUMBER OF SHARES
   IN THE CALCULATION OF (LOSS)
   EARNINGS PER SHARE (Note 14)
     Basic                                                    9,348,500             9,413,000             8,953,000
                                                        ================      ================      ================
      Diluted                                                 9,348,500             9,436,000             9,236,000
                                                        ================      ================      ================
See notes to consolidated financial statements.

                                       F8



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------
                                                   Class A                      Class B
                                                 Common Stock                 Common Stock
                                                  (Note 10)                    (Note 10)             Additional
                                             ---------------------        --------------------       Paid-In
                                             Shares        Amount         Shares        Amount        Capital
                                             ------        ------         ------        ------        -------

BALANCE, JANUARY 31, 1997                   5,313,000         53,000      2,732,000    $     27,000   $ 15,626,000

  Proceeds from public offering
    of common stock, net (Note 1)           1,333,000         13,000           --              --       24,289,000
  Issuance of shares in connection
    with acquisitions (Note 3)                 20,000           --             --              --          392,000
  Issuance of Class A stock                    49,000          1,000           --              --          819,000
  Transfer of Class B stock to
    Class A stockholder                        64,000           --          (64,000)           --             --
  Exercise of stock options and warrants       32,000          1,000           --              --          251,000
  Comprehensive income:
    Unrealized holding loss                      --             --             --              --             --
    Net income                                   --             --             --              --             --
  Total comprehensive income:                    --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------

BALANCE, JANUARY 31, 1998                   6,811,000         68,000      2,668,000          27,000     41,337,000

  Exercise of stock options                     4,000           --             --              --           20,000
  Purchase of treasury shares (Note 11e)         --             --             --              --             --
Comprehensive income:
    Net loss                                     --             --             --              --             --
Total comprehensive income:                      --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 1999                   6,815,000         68,000      2,668,000          27,000     41,397,000

  Purchase of treasury shares (Note 11e)         --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income:                      --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2000                   6,815,000   $     68,000      2,668,000    $     27,000   $ 41,397,000
                                          ============   ============   ============    ============   ============


                                          Accumulated
                                            other
                                         Comprehensive       Retained        Treasury
                                            Income           Earnings         Stock           Total
                                            ------           --------         -----           -----
                                            (Note 2)

BALANCE, JANUARY 31, 1997                  $     21,000    $ 25,955,000            --        41,682,000

  Proceeds from public offering
    of common stock, net (Note 1)                  --              --              --        24,302,000
  Issuance of shares in connection
    with acquisitions (Note 3)                     --              --              --           392,000
  Issuance of Class A stock                        --              --              --           820,000
  Transfer of Class B stock to
    Class A stockholder                            --              --              --              --
  Exercise of stock options and warrants           --              --              --           252,000
  Comprehensive income:
    Unrealized holding loss (Note 2o)           (21,000)           --              --              --
    Net income                                     --         8,196,000            --              --
  Total comprehensive income:                      --              --              --         8,175,000
                                            ------------    ------------    ------------    ------------

BALANCE, JANUARY 31, 1998                          --        34,151,000             --       75,623,000

  Exercise of stock options                        --              --              --            20,000
  Purchase of treasury shares (Note 11e)           --              --          (828,000)       (828,000)
Comprehensive income:
    Net loss                                       --        (4,608,000)           --              --
Total comprehensive income:                        --              --              --        (4,608,000)
                                           -------------   ------------    -------------   -------------
BALANCE, JANUARY 31, 1999                          --        29,543,000        (828,000)     70,207,000

  Purchase of treasury shares (Note 11e)           --              --          (353,000)       (353,000)
Comprehensive income:
    Gain on Foreign Currency Translation         221,000           --              --
    Net loss                                       --       (13,822,000)           --
Total comprehensive income:                        --              --              --       (13,601,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2000                   $    221,000    $ 15,721,000    ($ 1,181,000)   $ 56,253,000
                                            ============    ============    ============    ============

    See notes to consolidated financial statements.

                                       F9

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------
                                                               2000               1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                        $(13,822,000)      $  (4,608,000)     $   8,196,000
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                              3,920,000           3,754,000          3,214,000
  Provisions for reserves                                    5,151,000           1,643,000            807,000
  Deferred income taxes                                      4,542,000          (2,826,000)          (621,000)
  Gain on disposal of assets                                     -                   -                (42,000)
  Minority interest                                            294,000             390,000             44,000
  Write-off of goodwill                                          -                 711,000               -

  Changes in assets and liabilities:
   Accounts receivable                                       1,630,000          10,598,000        (14,382,000)
   Net investments in sales-type leases                      2,870,000             213,000         (3,591,000)
   Inventories                                               9,506,000          (3,467,000)       (18,749,000)
   Other current assets and other assets                       228,000             614,000         (1,251,000)
   Trade acceptances payable                                 4,035,000         (13,122,000)         1,954,000)
   Accounts payable and accrued expenses                    (4,533,000)         (3,375,000)         8,254,000
   Prepaid income taxes and income taxes payable            (1,887,000)         (2,521,000)          (807,000)
                                                           -----------          ----------         ----------
      Net cash (used in) provided by operating activities   11,934,000         (11,996,000)         16,974,000
                                                           -----------          ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (1,029,000)         (1,314,000)        (2,096,000)
 Acquisition of Equipment Connection, Inc.                       -                   -               (553,000)
 Sales of short-term investments                                 -                   -              2,570,000
                                                           -----------          ----------         ----------
      Net cash (used in) investing activities               (1,029,000)         (1,314,000)           (79,000)
                                                           -----------          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of bank financing                                  6,952,000          26,021,000         17,260,000
 Repayments of long-term debt                              (19,513,000)        (11,781,000)       (31,390,000)
 Proceeds from public offering                                   -                   -             24,302,000
 Proceeds from issuance of stock and
   exercise of stock options and warrants                        -                  20,000          1,072,000
 Purchase of treasury shares                                  (353,000)           (828,000)             -
 Contributions from minority interest                            -                   -                900,000
                                                           -----------          ----------         ----------
Net cash provided by (used in) financing activities         12,914,000          13,432,000         12,144,000
                                                           -----------          ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        221,000               -                   -
                                                           -----------          ----------         ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,788,000)            122,000         (4,909,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 3,078,000           2,956,000          7,865,000
                                                           -----------          ----------         ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $  1,290,000        $  3,078,000       $  2,956,000
                                                           ===========          ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                           $  1,308,000        $  1,483,000       $    966,000
                                                           ===========          ==========         ==========
  Income taxes paid                                       $    527,000        $  3,537,000       $  7,621,000
                                                           ===========          ==========         ==========

See notes to consolidated financial statements.

                                      F10

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems Ltd. ("Pulse"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), and Tajima USA, Inc. ("TUI") (collectively, the "Company"). The operations of HECI are included in consolidated operations since its acquisition on March 26, 1997 (Note 3). The operations of TUI have been included in consolidated operations since inception in June 1997.

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai"), an affiliate of Tajima, the Company's major supplier, purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and Tokai's share of the earnings has been reported as minority interest in the Company's Consolidated Statements of Operations.

     The Company is a single source provider of sophisticated equipment and value added products and services to the embroidery industry. The embroidery equipment and value added products sold by the Company are widely used by contract embroiderers, large and small manufacturers of apparel and fashion accessories, retail stores and embroidery entrepreneurs servicing specialized niche markets. HAPL Leasing provides leasing services to customers of the Company.

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


                                      F11

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and since January 1998, the majority interest in the operations of TUI. All inter-company balances and transactions have been eliminated in consolidation.

     b. Revenue Recognition - The Company distributes embroidery equipment that it offers for sale or lease. Prior to the issuance by the SEC of the Staff Accounting Bulletin No. 101 ("SAB 101"), revenue related to the sale of equipment was recorded at the time of shipment. The Company has adopted the recommendation of SAB 101 effective with reporting for fiscal year 2000. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. Comparisons of financial performance have been retroactively adjusted to reflect the impact of this change in accounting method (See Note 12).

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

     d. Allowance for Possible Losses - The Company provides an allowance for possible losses determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

     e. Inventories - Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost (see Note 4). Used equipment is valued based on an assessment of age, condition, model type, accessories, capabilities and demand in the used machine market.

     f. Foreign Operations - The functional currency of the Company's foreign subsidiary was the US dollar during the fiscal years ended January 31, 1999 and 1998. During the year ended January 31, 2000, the functional currency of this subsidiary changed to the Canadian dollar. Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rate prevailing throughout the year. Gains or losses resulting from translation adjustments are included in accumulated other comprehensive income in stockholders' equity. Gains and losses from foreign currency transactions are included in net income and are not significant.

                                      F12

          The Company makes only limited use of derivative financial instruments and does not use them for trading purposes. Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. At times the Company purchases foreign currency forward contracts (which are usually approximately six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates (see Note 13b). The cost of such contracts are included in the cost of the related machinery in inventory.

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

                    Asset Category                          Lives in Years

               Building                                           39
               Furniture and fixtures                             3-7
               Machinery and equipment                            3-7
               Automobiles                                        3-5
               Leasehold improvements                             3-20

     h. Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years) commencing in the month following product release. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 2000, 1999, and 1998 was approximately $100,000, $205,000, and
          $205,000, respectively.

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

                                      F13

     l. Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when the Company cannot determine the future utilization of some portion or all of the deferred tax asset.

     m. Earnings Per Share - The Company has adopted Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants were anti-dilutive for the fiscal years ended January 31, 2000 and 1999.

     n. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     o. Comprehensive Income - In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income, holding gains and losses on short term investments available for sale, and foreign exchange translation adjustments and is presented in the consolidated statements of stockholders' equity.

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

     q. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. At January 31, 2000 and 1999, the fair value of the Company's financial instruments approximated the carrying value (Note 2c).


                                      F14

3. ACQUISITIONS

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

          In the fourth quarter of fiscal 1999, the Company commenced a restructuring plan in connection with certain of its operations, including the closing of ECI. In connection with the closing of ECI, the ECI goodwill was written off (Notes 4 and 8).

4. INVENTORIES


                                                            January 31,
                                                       2000           1999

          New machines                            $20,455,000    $29,623,000
          Used machines                             4,795,000      3,194,000
          Parts and accessories                     4,092,000      6,031,000
          Less: Reserve for slow-moving inventory  (3,631,000)    (2,513,000)
                                                  -----------     ----------
          Total                                   $25,711,000    $36,335,000

          In connection with the Company's restructuring (Note 8), the Company wrote-down used machine and parts and accessories inventories by $3,450,000 in the fourth quarter of fiscal 1999. Such write-down is included in cost of sales on the accompanying statements of operations.


                                      F15

5.    CHANGES IN RESERVES


Allowance for Possible Losses:
------------------------------

                                       Opening         Additions       Write Offs       Ending
                                       -------         ---------       ----------       ------
                                       Balance                                          Balance
                                       -------                                          -------

Year ended January 31, 2000            $ 4,033,000       $  1,615,000     $(16,000)      $5,632,000

Year ended January 31, 1999            $ 3,160,000       $    930,000     $(57,000)      $4,033,000

Year ended January 31, 1998            $ 2,578,000       $    582,000     $       -      $3,160,000


Inventory Reserve
-----------------

                                       Opening         Additions       Write Offs       Ending
                                       -------         ---------       ----------       ------
                                       Balance                                          Balance
                                       -------                                          -------

Year ended January 31, 2000            $ 2,513,000       $  1,437,000    $(319,000)      $3,631,000

Year ended January 31, 1999            $ 2,255,000       $    258,000    $       -       $2,513,000

Year ended January 31, 1998            $ 2,003,000       $    252,000    $       -       $2,255,000

                                      F16

6.    NET INVESTMENT IN SALES-TYPE LEASES

                                                                                January 31,
                                                                         2000                1999

     Total minimum lease payments receivable                          $9,688,000          $9,944,000
     Estimated residual value of leased property (unguaranteed) (A)    4,848,000           7,360,000
     Reserve for estimated uncollectible lease payments               (1,100,000)         (1,100,000)
     Less: Unearned income                                            (2,646,000)         (2,694,000)
                                                                      ----------          ----------
     Net investment                                                   10,790,000          13,510,000
     Less: Current portion                                             2,583,000           2,254,000
                                                                      ----------          ----------
     Non-current portion                                              $8,207,000         $11,256,000
                                                                      ==========          ==========

     (A) The estimated residual value of leased property will fluctuate based on volume of transactions, financial structure of the transactions, sales of residuals to third party financing organizations and periodic recognition of the increased net present value of the residuals over time. The largest portion of the decline in the estimated residual value of leased property from fiscal 1999 to fiscal 2000 was a sale of residuals to a third party of approximately $4.7 million.

     At January 31, 2000 future annual lease payments receivable (including estimated residual values) under sales-type leases are as follows:


          Fiscal Year
            Ending
          January 31,

             2001                  $ 3,789,000
             2002                    2,760,000
             2003                    2,954,000
             2004                    2,682,000
             2005                    2,238,000
          Thereafter                   113,000
                                   -----------
                                   $14,536,000


                                      F17

7. PROPERTY, PLANT AND EQUIPMENT

                                                        January 31,
                                                  2000             1999


     Land and building                       $ 2,767,000        $ 3,288,000
     Machinery and equipment                   6,514,000          5,131,000
     Furniture and fixtures                    1,936,000          1,930,000
     Rental Equipment                          1,113,000          1,195,000
     Automobiles                                 322,000            338,000
     Leasehold improvements                    1,650,000          1,798,000
                                              ----------         ----------
     Total                                    14,302,000         13,680,000
     Less: Accumulated depreciation and
           amortization                       (7,758,000)        (6,078,000)
                                              ----------         ----------
     Property, plant and equipment, net      $ 6,544,000         $7,602,000
                                              ==========         ==========



8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                       January 31,
                                                  2000              1999

     Accounts payable                        $ 7,573,000         $11,684,000
     Accrued restructuring costs (A)             776,000           1,544,000
     Accrued commissions payable                 236,000           1,091,000
     Accrued payroll costs                       276,000             316,000
     Accrued warranty and installation costs     580,000             922,000
     Customer deposits payable                   562,000             634,000
     Deferred revenue                          1,237,000               -
     Other accrued expenses                    1,565,000           1,147,000
                                             -----------         -----------
     Total accounts payable and accrued
          expenses                           $12,805,000         $17,338,000
                                             ===========         ===========


     (A) In the fourth quarter of fiscal 1999, the Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the interface of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the ECI operations, the consolidation of the parts and supplies operations with existing Hirsch operations and the closing of four decentralized sales and training offices. The restructuring costs of $2,377,000 related to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). Payments and adjustments of $122,000 and $338,000 were made for these costs in fiscal years ended January 31, 1999 and 2000, respectively. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal year 2001.

     As an additional part of the plan, which is recorded as cost of sales, the Company wrote-down to net realizable value used machine and ESW parts and supplies inventories by $3,450,000.


                                      F18

9.    BANK DEBT

                                                             January 31,
                                                      2000                1999

          Revolving credit facility (A)           $ 2,064,000          $14,500,000
          Long-term bank debt
          Mortgage (B)                              1,090,000            1,320,000
          Other                                       177,000               72,000
                                                  -----------          -----------
          Total                                     3,331,000           15,892,000
          Less: Current maturities                  2,342,000              252,000
                                                  -----------          -----------
          Long-term maturities                    $   989,000          $15,640,000
                                                  ===========          ===========

(A) Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York that had been in place for approximately the prior two years. It was replaced with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20 million for Hirsch and all subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain certain levels of shareholders equity, as defined therein. Outstanding working capital borrowings against the Agreement aggregated approximately $2.1 million at January 31, 2000. The Agreement was also used to support trade acceptances payable of approximately $6.2 million as of that date. The Company was in default of the financial covenant at year-end and is currently negotiating with the Bank for an amendment to the Agreement.

(B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Mortgage currently bears interest at a fixed rate of 11.3 percent and is payable in equal monthly principal installments of $19,125. The terms of the Mortgage, among other things, restrict additional borrowings by the Company, and require the Company to maintain certain debt service coverage ratio levels, as defined in the Mortgage. The obligation under the Mortgage is secured by a lien on the premises and the related improvements thereon. The Company was in default of the financial covenant at year-end and has received a waiver from the bank for the fiscal quarter ending January 31, 2000 and all four quarters of fiscal year 2001, and thereafter. The Company anticipates that it will satisfy the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, in accordance with the agreement, as amended.

          Long-term debt (including capitalized lease obligations) of the Company at January 31, 2000 matures as follows:

               Fiscal Year
                 Ending
               January 31,

                  2001             $2,342,000
                  2002                915,000
                  2003                 36,000
                  2004                 30,000
                  2005                  8,000
                                   ----------
                                   $3,331,000

                                      F19

10. INCOME TAXES

The income tax (benefit) provision for each of the periods presented herein is as follows:

                                                            January 31,
                                                 2000          1999          1998
     Current:
      Federal                                $(3,074,000)  $   456,000     $4,978,000
      State and foreign                         (770,000)      522,000      1,702,000
                                             -----------    ----------     ----------
     Total current                            (3,844,000)      978,000      6,680,000
                                             -----------    ----------     ----------
     Deferred:
      Federal                                  3,853,000     2,491,000       (527,000)
      State and foreign                          963,000      (335,000)       (94,000)
                                             -----------    ----------     ----------
     Total deferred                            4,816,000    (2,826,000)      (621,000)
                                             -----------    ----------     ----------
     Total income tax (benefit) provision    $   972,000   $(1,848,000)    $6,059,000
                                             ===========    ==========     ==========



The tax effects of temporary differences that give rise to deferred income tax assets at January 31, 2000 and 1999 are as follows:


                                                       January 31, 2000                 January 31, 1999
                                              Net Current         Net Long-       Net Current        Long-Term
                                              Deferred Tax        Term Deferred   Deferred Tax       Deferred Tax
                                                 Assets           Tax Assets         Assets           Assets
                                             ---------------------------------  ---------------------------------
     Accounts receivable                     $  1,840,000        $    -         $  1,147,000        $    -
     Inventories                                1,625,000             -              790,000             -
     Accrued warranty costs                       232,000             -              264,000             -
     Other accrued expenses                       214,000             -              582,000             -
     Purchased technologies and goodwill            -               258,000            -               234,000
     Net operating loss                           754,000             -            1,400,000             -
     Net investments in sales-type leases
      (allowance for possible losses)               -               820,000            -               439,000
     Capitalized software development
      costs                                         -                 -                -               (40,000)
                                             ------------        ----------     ------------        ----------
                                                4,665,000         1,078,000        4,183,000           633,000
     Less valuation allowance                  (4,665,000)       (1,078,000)           -                 -
                                             ------------        ----------     ------------        ----------
     Net deferred tax asset                         -                 -         $  4,183,000        $  633,000
                                             ============        ==========     ============        ==========


A valuation allowance for such deferred tax asset has been established at January 31, 2000, since the Company cannot determine the future utilization of those assets.


                                      F20

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                          Year Ended January 31,
                                                    2000          1999          1998
     Federal statutory income tax rate            (34.0)%        (34.0)%        34.0%
     State income taxes, net of Federal benefit     5.0            5.0           7.9
     Permanent differences                          2.1           (1.5)          0.5
     Valuation Allowance                           36.5             -             -
                                                  ------         -------        -----
     Effective income tax rate                      9.6%         (30.5)%        42.4%
                                                  ======         =======        =====

11. STOCKHOLDERS' EQUITY

     a. Common Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock are substantially identical in all respects, except that the holders of Class B Common Stock elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stockholder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine.

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

          Stock option transactions during the years ended January 31, 2000, 1999 and 1998 for the 1993 Plan are summarized below:

                                      F21

                                                                   Exercise               Weighted Average
                                                  Shares          Price Range             Exercise Price

Options outstanding - January 31, 1997            308,000        $4.88 - $17.05           $    13.23

 Options granted                                  332,000       $17.00 - $24.20           $    17.10
 Options exercised                                (14,000)       $4.88 - $14.50           $    11.70
 Options canceled                                 (11,000)      $14.50 - $17.00           $    15.05
                                                  -------       ---------------           ----------
Options outstanding - January 31, 1998            615,000        $4.88 - $24.20           $    13.74

 Options exercised                                 (2,000)            $4.88               $     4.88
 Options canceled                                 (78,000)       $4.88 - $17.00           $    15.66
                                                  -------       ---------------           ----------
Options outstanding - January 31, 1999            535,000        $4.88 - $24.20           $    15.53

 Options canceled                                 (88,000)       $4.88 - $24.20           $    15.53
 Options issued                                   264,000        $1.75 - $5.25            $     3.42
                                                  -------        --------------           ----------
Options outstanding - January 31, 2000            711,000        $1.75 - $24.20           $     9.91
                                                  -------       ---------------           ----------
Options exerciseable at January 31, 2000          360,000       $14.50 - $24.20           $    17.99
                                                  =======       ===============           ==========




                                             Options Outstanding            Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price
     $1.75 - $5.25            264,000        5.0            $  3.42             -              -
    $14.50 - $18.37           437,000        1.5            $ 13.67          354,000        $ 15.65
    $22.00 - $24.20            10,000        2.5            $ 23.10            6,000        $ 24.20
                              -------                                       --------
                              711,000                                        360,000


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

          Stock option transactions during the years ended January 31, 2000, 1999 and 1998 for the Directors' Plan are summarized below:

                                                                        Exercise     Weighted Average
                                                      Shares          Price Range      Exercise Price
          Options outstanding - January 31, 1997       56,000         $5.36 - $15.50      $  7.83

           Options granted                              8,000         $    22.00          $ 22.00
           Options exercised                          (17,000)        $     5.36          $  5.36
                                                      -------         --------------      -------
          Options outstanding - January 31, 1998       47,000         $5.36 - $22.00      $ 11.09

           Options exercised                           (2,000)        $     5.36          $  5.36
                                                      -------         --------------      -------
          Options outstanding - January 31, 1999       45,000         $5.36 - $22.00      $ 11.35

           Options cancelled                           (8,000)        $     9.36          $  9.36
           Options issued                               7,000         $     2.25          $  2.25
                                                      -------         --------------      -------
          Options outstanding - January 31, 2000       44,000         $2.25 - $22.00      $ 12.44
                                                      =======         ==============      =======
          Options exerciseable - January               29,000         $7.81 - $22.00      $ 13.19
                                                      =======         ==============      =======



                                            Options Outstanding            Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price

       $ 2.25                 7,000          4.5            $ 2.25
       $ 7.81                 8,000          3.5            $ 7.81           3,000        $ 7.81
       $ 9.12                12,000          0.5            $ 9.12          12,000        $ 9.12
       $15.50                 9,000          2.5            $15.50           9,000        $15.50
       $22.00                 8,000          2.5            $22.00           5,000        $22.00
                             ------                                         ------
                             44,000                                         29,000
                             ======                                         ======




     There are approximately 182,000 shares available for future grants under the Directors' Plan. 8,000 options have been cancelled under this plan.

     In connection with the acquisitions of ECI, Sedeco, SMX, and Pulse, approximately 453,000 non-plan options have been issued as follows:

                                                                             Exercise      Weighted Average
                                                            Shares          Price Range      Exercise Price
          Options outstanding - January 31, 1997            427,000        $4.88 - $18.25      $ 15.54
           Options granted - ECI acquisition                 26,000        $    18.25          $ 18.25
                                                            -------        --------------      -------
          Options outstanding - January 31, 1998 and 1999   453,000        $4.88 - $18.25      $ 15.69
           Options cancelled                                (49,000)       $4.88 - $18.25      $  8.42
                                                            -------        --------------      -------
          Options outstanding - January 31, 2000            404,000        $16.20 - $18.25     $ 16.57
                                                            =======        ===============     =======
          Options exerciseable at January 31, 2000          284,000        $16.20 - $18.25     $ 16.57
                                                            =======        ===============     =======


                                            Options Outstanding            Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price

       $16.20                 331,000        1.5            $16.20           232,000      $16.20
       $18.25                  73,000        1.6            $18.25            52,000      $18.25
                              -------                                        -------
                              404,000                                        284,000
                              =======                                        =======



          The options issued in connection with the Pulse acquisition are exercisable and have a life of five years. The options issued in connection with the SMX, Sedeco and ECI acquisitions vest in four annual installments of 25 percent each in the first, second, third, and fourth anniversary of the date of grant and expire five years from the date of grant. The options issued in connection with the Pulse acquisition expired in February 1999. 49,000 options have been exercised or canceled.

          In addition, pursuant to the IPO, the underwriters received warrants to purchase from the Company 205,080 shares of Class A Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of the IPO at exercise prices ranging from 107 percent to 128 percent of the initial public offering price. During the fiscal year ended January 31, 1998, 2,700 warrants were exercised at a price of $5.56 per share. No warrants were exercised during 1999. Approximately 4,080 are exercisable at a price of $5.90 per share. These warrants expired in February 1999.

                                      F24

     c. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

          The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: expected life, five years following vesting; stock volatility, 68.3 percent in 2000,
          128.5 percent in 1999 and 54 percent in 1998; risk free interest rate of 6.0 percent in 2000, 5.0 percent in 1999, and 5.5 percent in 1998 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

          If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:


                                                             Year Ended January 31,
                                                     2000             1999              1998

          Net (loss) income:
           As reported                            $(13,822,000)    $(4,608,000)      $8,196,000
           Pro forma                              $(16,510,000)    $(5,757,000)      $7,597,000

          Basic (loss) earnings par share:
           As reported                            $ (1.48)         $ (0.49)          $  0.92
           Pro forma                              $ (1.77)         $ (0.61)          $  0.85

          Diluted (loss) earnings per share:
           As reported                            $ (1.48)         $ (0.49)          $  0.89
           Pro forma                              $ (1.77)         $ (0.61)          $  0.82


     d. Treasury Stock - Treasury stock at January 31, 2000 consists of 326,300 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,181,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

     e. Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 31, 1999 and 2000. The Company contributed approximately $148,000 for the year ended January 31, 1998. The Company funds all amounts when due.

                                      F25

12. CHANGE IN ACCOUNTING METHOD

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and requires an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the fiscal year's results due to the application of the changed accounting method. This accounting change also results in a deferral of $3.7 million in sales revenue and $2.5 million in cost of sales, yielding a gross margin of $1.2 million which has now been deferred to fiscal year 2001. Prior years' financial statements are presented as originally reported without the accounting change applied. The following table presents the proforma effect of the accounting change on the prior years.



(All figures in $000,000)                   Year Ended January 31,
                                               1999         1998
Revenue:
As Reported                                 $ 127.5      $ 152.5
Proforma                                    $ 135.6      $ 150.7

Cost of sales:
As Reported                                 $  85.1      $  96.1
Proforma                                    $  90.4      $  94.9

Gross Profit:
As Reported                                 $  42.5      $  56.4
Proforma                                    $  45.3      $  55.8

Income (loss) before Provision for Taxes:
As Reported                                 $ (6.1)      $  14.3
Proforma                                    $ (3.3)      $  13.7

Net (loss)Income:
As Reported                                 $ (4.6)      $   8.2
Proforma                                    $ (2.5)      $   7.8



                                      F26

13.   COMMITMENTS AND CONTINGENCIES

     a. Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

          Fiscal Year
            Ending
          January 31,

            2001            $  626,000
            2002               496,000
            2003               109,000
            2004                 2,000
                              --------
                            $1,233,000


          Rent expense was approximately  $1,240,000,  $1,360,000 and $1,292,000 for the years ended January 31, 2000, 1999 and 1998, respectively. The decline from previous years is the result of termination of various facility leases.

     b. Foreign Currency Contracts - In connection with the purchase of equipment from its major supplier, the Company may purchase foreign currency forward contracts (which usually approximate six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates relating to all trade acceptances payable and certain firm purchase commitments. The costs of such contracts are included in the cost of the related machinery in inventory.

          At January 31, 2000, the Company did not hold any foreign currency contracts.

     c. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                      F27

     d.   Employment  Agreements  -  The  Company  had  entered  into  five-year employment agreements with the Company's current Chief Executive Officer and President, which expired by their terms on February 17, 1999. The agreements provided that each executive received minimum annual compensation of $350,000 (adjusted annually based upon the
          CPI). Effective August 1, 1999, the Chief Executive Officer and the President each voluntarily reduced their salary to $100,000 on an annualized basis for a six-month period ending January 31, 2000. Effective January 31, 2000, the Chief Executive Officer and the
          President  each  voluntarily  continued  their  salary at the  reduced annualized rate until an agreement could be reached with the Compensation Committee of the Board of Directors. In addition, each employment agreement provided for an annual bonus equal to five percent of pre-tax profits of the Company. No bonus was paid to either executive relating to the Company's fiscal 1999 or fiscal 2000 financial results. Each executive is currently employed by the Company on an at-will basis on substantially the same terms and conditions contained in their expired employment agreements with the exception of the voluntary salary reduction as noted above. It is anticipated that in fiscal 2001 the Compensation Committee of the Board of Directors will consider an employment agreement for each executive. The Company is currently in the fourth year of a five-year employment agreement with the Company's Chief Operating Officer. The agreement provides for annual compensation of $300,000. The Company also entered into employment agreements with the former shareholders of Pulse for an initial term of five years. Effective February 24, 1999, these employment agreements were renewed at the election of each executive for an additional three-year term. The agreements provide each with an annual base salary of $300,000 (adjusted annually based upon the CPI) and an annual bonus based on annual pre-tax profits of Pulse. The Company is currently in the fourth year of a five year employment agreement with the former shareholder of Sedeco, now Regional Sales Director. This agreement provides for a current annual salary of $200,000. The Company is currently in the first year of a two-year memorandum of compensation with the Vice President of the Hirsch Used Machine Division. It provides for an annual base salary of $300,000 and an annual bonus based on annual pre-tax profits of the division. The Company is currently in the fourth year of a five-year employment agreement with the National Vice President of Sales. This agreement provides for annual compensation of $200,000 plus commissions based on sales within a specific territory. On November 1, 1999 the Company and the executive amended the agreement in principle by agreeing to a base salary of $300,000 through the term of the agreement coupled with an incentive tied to Company performance for achievement of targeted sales goals and margins. The Company entered into a severance agreement with the Vice President, HAPL Leasing, and Marketing, equivalent to one-year of base compensation if terminated.

     e. Dependency Upon Major Supplier - During the fiscal years ended January 31, 2000, 1999, and 1998, the Company made purchases of approximately $42,193,000, $68,255,000, and $90,300,000 respectively, from Tajima
          Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 94, 84, and 80 percent of the Company's total purchases for the years ended January 31, 2000, 1999, and 1998, respectively.

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

                                      F28

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

          The Company has satisfied its obligations as to the minimum quantity of embroidery machines to be sold for calendar year 1999-2000. The minimum quantity to be sold in calendar year 2000-2001 is approximately 1,625 machines in various designations, as defined.

14. RECONCILIATION OF BASIC EARNINGS PER SHARE

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


                                                      For the Year Ended January 31,
                               2000                               1999                              1998
               ----------------------------------  -----------------------------------   -----------------------------
                  Loss        Shares    Per Share   Loss         Shares    Per Share     Income   Shares   Per Share
                                                (In Thousands, Except Per Share Amounts)
Basic EPS
 Income
 available to
 common
 stockholders  $(13,822)      9,349     $(1.48)    $(4,608)       9,413     $  (0.49)      $8,196    8,953     $0.92

Effect of
 dilutive
 securities:
 Options/
 warrant          -             -          -           -             23           -            -       283     (0.03)
              ----------------------------------  -----------------------------------   -----------------------------
Diluted EPS
 Income
 available to
 common
 stockholders
 plus assumed
 exercises     $(13,822)      9,349     $(1.48)    $(4,608)       9,436     $  (0.49)      $8,196    9,236     $0.89
             ===================================  ====================================  =============================



                                      F29

15. INDUSTRY SEGMENTS

          The Company operates in two reportable segments; embroidery equipment and leasing. The Embroidery segment consists principally of the sale of new and used embroidery equipment and value added products such as parts, accessories and software. The Leasing segment provides leasing services to customers of the Company.

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

                                               Embroidery          Leasing        Corporate      Consolidated
                                               ----------          -------        ---------      ------------
Year Ended January 31, 2000
---------------------------
Sales to unaffiliated customers              $ 85,536,000        $  5,285,000   $     -        $ 90,821,000
Transfers between segments                     21,829,000                -       (21,829,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $107,365,000        $  5,285,000   $(21,829,000)  $ 90,821,000
                                             ============        ============   ============   ============
Interest expense                             $  1,272,000        $     36,000   $     -        $  1,308,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,725,000        $    401,000   $  1,792,000   $  3,918,000
                                             ============        ============   ============   ============
(Loss) income before income tax
   provision                                 $ (8,449,000)       $ (1,056,000)  $   (864,000)  $(10,369,000)
                                             ------------        ------------   ------------   ------------
Income tax provision                         $    710,000        $    262,000   $     -        $    972,000
                                             ============        ============   ============   ============
Identifiable assets                          $ 56,993,000        $ 13,987,000   $ 13,181,000   $ 84,161,000
                                             ============        ============   ============   ============
Year Ended January 31, 1999
---------------------------
Sales to unaffiliated customers              $118,889,000        $  8,657,000   $     -        $127,546,000
Transfers between segments                     37,478,000                -       (37,478,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $156,367,000        $  8,657,000   $(37,478,000)  $127,546,000
                                             ============        ============   ============   ============
Interest expense                             $  1,550,000        $     17,000   $     -        $  1,567,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,910,000        $    332,000   $  1,512,000   $  3,754,000
                                             ============        ============   ============   ============
(Loss) income before income tax
  (benefit) provision                        $ (6,951,000)       $  1,381,000   $  (496,000)   $ (6,066,000)
                                             ------------        ------------   ------------   ------------
Income tax (benefit) provision               $ (2,400,000)       $    552,000   $     -        $ (1,848,000)
                                             ============        ============   ============   ============
Identifiable assets                          $ 71,862,000        $ 17,667,000   $ 17,406,000   $106,935,000
                                             ============        ============   ============   ============
Year Ended January 31, 1998
---------------------------
Sales to unaffiliated customers              $144,557,000        $ 7,920,000   $     -         $152,477,000
Transfers between segments                     22,386,000                -       (22,386,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $166,943,000        $  7,920,000   $(22,386,000)  $152,477,000
                                             ============        ============   ============   ============
Interest expense                             $    930,000        $      4,000   $     -        $    934,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,736,000        $     24,000   $  1,454,000   $  3,214,000
                                             ============        ============   ============   ============
Income before income tax provision           $ 11,136,000        $  3,640,000   $   (477,000)  $ 14,299,000
                                             ------------        ------------   ------------   ------------
Income tax provision                         $  4,617,000        $  1,442,000   $     -        $  6,059,000
                                             ============        ============   ============   ============
Identifiable assets                          $ 79,049,000        $ 16,275,000   $ 19,508,000   $114,832,000
                                             ============        ============   ============   ============

                                      F30

16. FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of fiscal year 2000 the Company recorded material net adjustments that increased its net loss by approximately $4.5 million for:
     Allowances for Possible Losses; write off the deferred tax asset not definitively recoverable; overaccruals; and to adjust residual lease carrying amounts. In addition the accounting change referred to in Note 12 was recorded in the fourth quarter.