Form 10-Q
period 2000-04-30
HIRSCH INTERNATIONAL CORP
filed 2000-06-19
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

       Registrant's telephone number, including area code: (631) 436-7100


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 19, 2000.


             Class of                                        Number of
             Common Equity                                    Shares
             -------------                                    ------

             Class A Common Stock,                           6,487,831
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                      Page No.

Part I.  Financial Information


         Item 1.  Consolidated Financial Statements


                           Consolidated Balance Sheets - April 30, 2000
                           and January 31, 2000                                                        F-2 to F-3

                           Consolidated Statements of Operations for the
                           Three Months Ended April 30, 2000 and 1999                                  F-4

                           Consolidated Statements of Cash Flows for the
                           Three Months Ended April 30, 2000 and 1999                                  F-5 to F-6

                           Notes to Consolidated Financial Statements                                  F-7 to F-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        F-12 to F-15




Part II.  Other Information

                           Signatures                                                                 F-16

Part I - Financial Information

Item 1.   Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                 April 30,       January 31,
                                                    2000             2000
                                                 ---------        ---------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $1,112,000       $1,290,000

Accounts receivable, net                         18,273,000       17,293,000

Net investment in sales-type leases,
   current portion (Note 3)                       2,305,000        2,583,000

Inventories, net (Note 2)                        22,965,000       25,711,000

Prepaid income taxes                              3,927,000        3,673,000

Other current assets                                453,000          423,000
                                                -----------       ----------
     Total current assets                        49,035,000       50,973,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    6,023,000        8,207,000

EXCESS OF COST OVER NET ASSETS  ACQUIRED,
  net of  accumulated  amortization  of
  approximately $4,142,000 and $3,851,000,
  respectively                                   12,684,000       12,974,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,180,000
  and $1,132,000, respectively                      159,000          207,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       6,376,000        6,544,000

OTHER ASSETS                                      1,176,000        1,311,000
                                                -----------      -----------
TOTAL ASSETS                                    $75,453,000      $80,216,000
                                                ===========      ===========



See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    April 30,       January 31,
                                                       2000             2000
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $2,730,000       $6,199,000

  Accounts payable and accrued expenses            11,649,000       12,805,000

  Current maturities of long-term debt              3,395,000        2,342,000
                                                   ----------       ----------
     Total current liabilities                     17,774,000       21,346,000

LONG-TERM DEBT, less current maturities
     (Note 4)                                         856,000          989,000
                                                   ----------       ----------
     Total liabilities                             18,630,000       22,335,000
                                                   ----------       ----------
MINORITY INTEREST (Note 1)                          1,585,000        1,628,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued and outstanding:
   6,815,000 and 6,487,831 shares, respectively,
   at April 30, 2000; and 6,815,000 and 6,488,700
   shares, respectively, at January 31, 2000           68,000           68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, issued and outstanding:
   2,668,139 shares at April 30,2000 and
   January 31, 2000, respectively                      27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings                                14,752,000       15,721,000

  Accumulated other comprehensive income              175,000          221,000
                                                   ----------       ----------
                                                   56,419,000       57,434,000
  Less: Treasury stock, at cost; 326,300 shares     1,181,000        1,181,000
                                                   ----------       ----------
     Total stockholders' equity                    55,238,000       56,253,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $75,453,000      $80,216,000
                                                  ===========      ===========



See notes to consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                            April 30,
                                                      -----------------------
                                                      2000               1999
                                                    ---------         ---------
                                                                 (Restated; See
                                                                  Note 6)
REVENUES
  Net Sales                                        $ 18,094,000    $ 24,498,000
  Interest income related to sales-type leases          632,000         878,000
                                                   ------------    ------------
        Total revenue                                18,726,000      25,376,000
                                                   ------------    ------------
COST OF SALES                                        11,523,000      16,041,000
                                                   ------------    ------------
GROSS PROFIT                                          7,203,000       9,335,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES            8,118,000       9,896,000
                                                   ------------    ------------
OPERATING (LOSS) INCOME                                (915,000)       (561,000)

OTHER EXPENSE (INCOME)
  Interest expense                                       80,000         324,000
  Other expense (income)                                 20,000        (234,000)
                                                   ------------    ------------
       Total other expense                              100,000          90,000
                                                   ------------    ------------
 (LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
  PROVISION AND MINORITY INTEREST IN NET
  EARNINGS OF CONSOLIDATED SUBSIDIARY                (1,015,000)       (651,000)

INCOME TAX (BENEFIT)PROVISION                            (3,000)        (92,000)

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                   (43,000)        171,000
                                                   ------------    ------------
NET (LOSS) INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE (Note 6)             ($   969,000)   ($   730,000)
                                                   ------------    ------------
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE (NOTE 6)                                          --        (2,187,000)
                                                   ------------    ------------
NET (LOSS) INCOME                                  ($   969,000)    ($2,917,000)
                                                   ============     ===========
(LOSS) EARNINGS PER SHARE
  Basic:
   (Loss) Income before cumulative effect
   of accounting change                            ($      0.11)   ($      0.08)
   Cumulative effect of accounting
   change (Note 6)                                         --      ($      0.23)
                                                   ------------    ------------
   Net (Loss) Income per share                     ($      0.11)   ($      0.31)
                                                   ============    ============
  Diluted:
   (Loss) Income before cumulative
   effect of accounting change                     ($      0.11)   ($      0.08)
   Cumulative effect of accounting
   change (Note 6)                                         --      ($      0.23)
                                                   ------------    ------------
  Net (Loss) Income per share                      ($      0.11)   ($      0.31)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF (LOSS)
  EARNINGS PER SHARE
   Basic                                              9,155,970       9,392,000
                                                   ============    ============
   Diluted                                            9,155,970       9,392,000
                                                   ============    ============

 See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended
                                                                April 30,
                                                       -----------------------
                                                        2000            1999
                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                  ($  969,000)     ($2,917,000)

Adjustments  to  reconcile  net  (loss)
 income to net cash  used in  operating
  activities:

 Depreciation and amortization                         816,000          887,000

 Provision for reserves                                   --            694,000

 Minority interest                                     (43,000)         171,000

Changes in assets and liabilities:

 Accounts receivable                                  (980,000)       2,441,000

 Net investment in sales-type leases                 2,462,000       (1,154,000)

 Inventories                                         2,746,000          421,000

 Prepaid taxes                                        (254,000)         740,000

 Other assets                                           20,000           22,000

 Trade acceptances payable                          (3,469,000)         554,000

 Accounts payable and accrued expenses              (1,156,000)      (1,327,000)

 Income taxes payable                                     --               --
                                                   -----------      -----------
      Net cash provided by (used in)
        operating activities                          (827,000)         532,000
                                                   -----------      -----------



  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                              April 30,
                                                        -------------------
                                                         2000          1999
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                ($  225,000)      (125,000)
                                                                    -----------
       Net cash used in investing activities            (225,000)      (125,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                          1,053,000      3,000,000

 Repayments of long-term debt                           (133,000)    (1,068,000)

 Unrecognized loss on currency exchange                  (46,000)          --

 Purchase of treasury shares                                --             --
                                                     -----------    -----------
       Net cash provided by financing activities         874,000      1,932,000
                                                     -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                   (178,000)     2,339,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,290,000      3,078,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,112,000    $ 5,417,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                       $    80,000    $   324,000
                                                     ===========    ===========
 Income taxes paid                                   $    93,000    $ 1,243,000
                                                     ===========    ===========


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended April 30, 2000 and 1999


     1. Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month periods ended April 30, 2000 and 1999 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC, and HJ Grassroots, LLC (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and Tokai's share of the earnings have been reported as minority interest in the Company's Consolidated Statements of Income.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2000 and 1999, the financial position at April 30, 2000 and cash flows for the three month periods ended April 30, 2000 and 1999, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2000 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2. Inventories

                              April 30, 2000        January 31, 2000
                               -----------             -----------
New Machines...................$17,704,000             $20,455,000
Used Machines..................  3,575,000               4,795,000
Parts and Accessories..........  4,717,000               4,092,000
                               -----------             -----------
                                25,896,000              29,342,000

Less:  Reserve for Slow
  Moving Inventory............. (2,931,000)             (3,631,000)
                               -----------             -----------

Inventories, net............... $22,965,000            $25,711,000
                               ============            ===========

         3. Net Investment in Sales-Type Leases


                                                     April 30, 2000              January 31, 2000
                                                     --------------              ----------------

Total minimum lease payments
  receivable........................................     $5,943,000                   $9,688,000

Estimated residual value of leased
  property (unguaranteed).....................            5,041,000                    4,848,000

Reserve for estimated uncollectible
  lease payments................................         (1,100,000)                  (1,100,000)

Less: Unearned income.......................             (1,556,000)                  (2,646,000)
                                                         -----------                 -----------

Net investment...................................         8,328,000                   10,790,000

Less: Current portion...........................         (2,305,000)                  (2,583,000)
                                                         ----------                  -----------

Non-current portion.............................         $6,023,000                  $ 8,207,000
                                                        ============                 ===========

         4. Long-Term Debt

                                                       April 30, 2000              January 31, 2000
                                                       --------------              ----------------

Revolving credit facility (A)....................        $3,118,000                  $ 2,064,000

Long Term Debt:
Mortgage (B).....................................         1,032,000                    1,090,000

Other............................................           101,000                      177,000
                                                       ------------                -------------

Total............................................         4,251,000                    3,331,000

Less: Current maturities.......................          (3,395,000)                  (2,342,000)
                                                       ------------                -------------

Long-term maturities...........................            $856,000                    $ 989,000
                                                       ============                =============

     (A) Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by
Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of shareholders equity, as defined therein. The Company was in default of the financial covenant contained in its Agreement with PNC Bank at quarter-end. The Company has been advised by PNC Bank that it has been granted a waiver of such default for the fiscal quarters ended January 31 and April 30, 2000 and the Company is currently awaiting documentation reflecting same. Outstanding working capital borrowings against the Agreement aggregated approximately $3.1 million at April 30, 2000. The Agreement was also used to support trade acceptances payable of approximately $2.7 million as of that date.

     (B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. During fiscal 2000, the Mortgage was amended to provide for an increase in the interest rate to 9.3 percent per annum and to 11.3 percent per annum in successive quarters, subject to a quarterly review and adjustment. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a first priority lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at January 31, 2000 and has received an amendment and waiver of such default from the bank. The Company has satisfied the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, on May 12, 2000, subsequent to the close of the quarter.


     5. Industry Segments

     The Company operates in two reportable segments; embroidery equipment and leasing. The Embroidery segment consists principally of the sale of new and used embroidery equipment and value added products such as parts, accessories and software. The Leasing segment provides leasing services to customers of the Company.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as previously reported. The "Corporate" Column includes corporate-related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment. Corporate assets are principally the Company's land and building and the excess of cost over fair value of net assets acquired.


Three Months Ended April 30, 2000       Embroidery         Leasing       Corporate    Consolidated
---------------------------------       ----------         -------       ---------    ------------

Sales to unaffiliated customers         $ 17,985,000    $    741,000   $       --     $ 18,726,000

                                        ------------    ------------   ------------   ------------
Total revenues                            17,985,000         741,000           --     $ 18,726,000
                                        ============    ============   ============   ============
Interest expense                              77,000           3,000           --           80,000
                                        ============    ============   ============   ============
Depreciation and amortization expense        408,000         107,000        300,000        815,000
                                        ============    ============   ============   ============
(Loss) income before income tax
 (benefit) provision                      (1,151,000)        202,000        (66,000)    (1,015,000)
                                        ============    ============   ============   ============
Income tax (benefit) provision                (3,000)           --             --           (3,000)
                                        ============    ============   ============   ============
Identifiable assets                     $ 47,336,000    $ 11,528,000   $ 15,267,000   $ 74,131,000
                                        ============    ============   ============   ============


                                              Embroidery            Leasing             Corporate          Consolidated
                                              ----------            --------            ---------          -------------
Three Months Ended April 30, 1999
----------------------------------

Sales to unaffiliated customers               $24,710,000         $ 1,066,000          $      -            $  25,766,000
                                                ---------           ---------            ----------          -----------
Total revenues                                $24,710,000         $ 1,066,000          $      -            $  25,766,000
                                                =========           =========            ==========          ===========
Interest expense                              $   309,000         $    15,000          $          -        $     324,000
                                                =========           =========            ==========          ===========
Depreciation and amortization expense         $   438,000         $   103,000          $    339,000        $     880,000
                                                =========           =========            ==========          ===========
(Loss) income before income tax
 (benefit) provision                          $  (733,000)        $   135,000          $    147,000        $    (451,000)
                                                =========           =========            ==========          ===========
Income tax (benefit) provision                $  (146,000)        $    54,000          $          -        $     (92,000)
                                                =========           =========            ==========          ===========
Identifiable assets                           $68,452,000         $19,847,000          $ 17,049,000        $ 105,348,000
                                               ==========          ==========            ==========          ===========

     6.  Change in Accounting Method

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of the machines upon the completion of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and requires an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the results of the three months ended April 30, 1999 due to the application of the changed accounting method. The following table presents the adjusted effect of the accounting change on the prior years. Key figures for the first quarter of fiscal 2000 are summarized below.


(All figures in $000,000)                 Quarter Ended
                                          April 30, 1999
                                          --------------

Revenue:
As originally reported                      $ 25.8
Adjusted for Accounting Change              $ 25.4

Cost of sales:
As originally reported                      $ 16.2
Adjusted for Accounting Change              $ 16.0

Gross Profit:
As originally reported                      $  9.5
Adjusted for Accounting Change              $  9.3

Income (loss) before Provision for Taxes:
As originally reported                      $ (0.4)
Adjusted for Accounting Change              $ (2.6)

Net (loss)Income:
As originally reported                      $ (0.5)
Adjusted for Accounting Change              $ (2.7)

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

Three months ended April 30, 2000 as compared to the three months ended April 30, 1999, as adjusted for the change in accounting method.

     Net sales. Net sales for the three months ended April 30, 2000 were $18.7 million, a decrease of $6.7 million, or 26.4%, compared to $25.4 million for the three months ended April 30, 1999. The Company believes that the reduction in the sales level for the three months ended April 30, 2000 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $12,682,000 or 73.3%, and $18,730,000, or 77.0%, of net sales for the three months ended April 30, 2000 and 1999, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $8,268,000 and $4,414,000, respectively of total new embroidery machine sales during the three months ended April 30, 2000 as compared to approximately $10,347,000 and $8,383,000 for the three months ended April 30, 1999, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the three months ended April 30, 2000 aggregated approximately $5,413,000, as compared to $6,168,000 for the three months ended April 30, 1999.

     Interest income related to sales-type leases. HAPL's interest income decreased 28.0% to $0.6 million for the three months ended April 30, 2000 from $0.8 million for the comparable period of the prior year. This decrease is directly related to the decrease in lease related receivables. The percentage of new equipment sales which are leased was 24.3% of total new equipment sales for the three months ended April 30, 2000 as compared to 43.8% for the three months ended April 30, 1999.

     Cost of sales. For the three months ended April 30, 2000, cost of sales decreased $4.8 million, or 29.5%, to $11.5 million from $16.2 million for the three months ended April 30, 1999. The decrease was a result of the related decrease in net sales for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin improved to 38.5% for the three months ended April 30, 2000 as compared to 37.0% for the three months ended April 30, 1999 due to changes in the sales mix for the period.

     Selling, General and Administrative ("SG&A") Expenses. For the three months ended April 30, 2000, SG&A decreased $1.8 million, or 18.0%, to $8.1 million from $19.9 million for the three months ended April 30, 1999. SG&A expenses increased as a percentage of revenues to 43.4% from 38.4%. The increase in SG&A expenses as a percentage of revenues for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999 is primarily attributable to the Company's prior investment in its infrastructure to support higher anticipated sales levels. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The purpose of the plan is to reduce costs through the consolidation of our support and back office infrastructure and reduction of our overhead. The Company anticipates this will bring SG&A expenses in line with revised sales projections.

     Interest Expense. Interest expense for the three months ended April 30, 2000 decreased $244,000, or 75.3%, to $80,000 from $324,000 for the three months ended April 30, 1999. This decrease in interest expense is the result of decreased working capital borrowings outstanding against the Company's Revolving Credit Facility during the three months ended April 30, 2000 as compared to the three months ended April 30, 1999.

     Income tax (benefit) provision. The income tax provision was neutral based on required valuation allowances for the three months ended April 30, 2000 as compared to an income tax benefit reflecting an effective benefit rate of 20.4% for the three months ended April 30, 1999. The Company has established a valuation allowance against these deferred tax assets as management believes it is not specifically determinable as to when the Company will realize these assets in the future based upon the profitable operations of the Company.

     Net (Loss) income. The net loss for the three months ended April 30, 2000 was $969,000, a decrease of $1,948,000, or 66.8%, as compared to a net loss of $2,917,000 for the three months ended April 30, 1999 after the cumulative effect of the accounting change of $2,187,000. The net margin decreased to (4.8%) for the three months ended April 30, 2000 from (2.1%) for the three months ended April 30, 1999. These decreases are attributable to the decrease in net sales, a decrease in SG&A expenses and the cumulative effect of the change in accounting method.


Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $31,491,000 at April 30, 2000, increasing $1,865,000, or 6.2%, from $29,626,000, at January 31, 2000. The Company has financed its operations principally through working capital borrowings under its Revolving Line of Credit Agreement.

     During the three months ended April 30, 2000, the Company's cash and cash equivalents decreased by $178,000 to $1,112,000. Net cash of ($827,000) was used by the Company's operating activities. Cash used by increases in the balance of accounts receivable, inventory, prepaid taxes, and other assets aggregating approximately $1,532,000 and a decrease in trade acceptances payable of approximately $1,156,000 was offset by cash used to increase net investment in sales-type leases of approximately $2,462,000 and a decrease in accounts payable and accrued expenses of approximately $3,469,000.

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

Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of shareholders equity, as defined therein. The Company was in default of the financial covenant contained in its Credit Facility with PNC Bank,N.A. at quarter end. The Company has been advised by PNC Bank that it has been granted a waiver of default at quarter end as well as the default at the conclusion of fiscal 2000 and is currently awaiting documentation reflecting same. Outstanding working capital borrowings against the Agreement aggregated approximately $3.1 million at April 30, 2000. The Agreement was also used to support trade acceptances payable of approximately $2.8 million as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $221.3 million in lease agreements through April 30, 2000. As of April 30, 2000, approximately $199.0 million, or 89.9%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. From October 27, 1994 through April 29, 1999, the Mortgage bore interest at a fixed annual rate of 8.8 percent. During fiscal 2000, the Mortgage was amended to provide for an increase in the interest rate to 9.3 percent per annum and to
11.3 percent per annum in successive quarters, subject to a quarterly review and adjustment. The Mortgage is payable in equal monthly principal installments of approximately $19,000. The obligation under the Mortgage is secured by a first priority lien on the premises and the related improvements thereon. The Company was in default of the financial covenant contained in the Mortgage at January 31, 2000 and has received an amendment and waiver of such default from the bank. The Company has satisfied the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, on May 12, 2000, subsequent to the close of the quarter.

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


                           PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     The Company was in default of the financial covenant contained in its Credit Facility with PNC Bank,N.A. at quarter end. The Company has been advised by PNC Bank that it has been granted a waiver of default at quarter end as well as the default at the conclusion of fiscal 2000 and is currently awaiting documentation reflecting same.

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

     *3.1 Restated Certificate of Incorporation of the Registrant

     **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     27 Financial Data Schedule

     *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter end July 31, 1997.

     ** Incorporated by reference from the Registrant's Form 10-Q filed for the quarterend October 31, 1997.

     *** Incorporated by reference from the Registrant's Registration Statemetn on Form S-1, Registration Number 33-72618.

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



                                            HIRSCH INTERNATIONAL CORP.
                                            Registrant

                                        By: /S/Henry Arnberg
                                            ------------------------------
                                            Henry Arnberg, Chairman and
                                             Chief Executive Officer


                                        By: /s/Richard M. Richer
                                            ------------------------------
                                            Richard M. Richer,
                                             Chief Financial Officer


Dated: June 19, 2000