Form 10-Q
period 2000-07-31
HIRSCH INTERNATIONAL CORP
filed 2000-09-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 14, 2000.


             Class of                                        Number of
             Common Equity                                    Shares
             -------------                                    ------

             Class A Common Stock,                           6,468,011
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                               Page No.

Part I.  Financial Information


         Item 1.  Condensed Consolidated Financial Statements



                  Condensed Consolidated Balance Sheets - July 31, 2000
                  and January 31, 2000                                                        F-2 to F-3

                  Condensed Consolidated Statements of Operations for the
                  Six Months and Three Months Ended July 31, 2000 and 1999                    F-4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended July 31, 2000 and 1999                                         F-5 to F-6

                  Notes to Condensed Consolidated Financial Statements                        F-7 to F-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               F-12 to F-16




Part II.  Other Information

                           Signatures                                                         F-17


Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 July 31,       January 31,
                                                    2000             2000
                                                 ---------        ---------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $4,812,000       $1,290,000

Accounts receivable, net                         12,165,000       17,293,000

Net investment in sales-type leases,
   current portion (Note 3)                       2,305,000        2,583,000

Inventories, net (Note 2)                        17,819,000       25,711,000

Prepaid income taxes                                957,000        3,673,000

Other current assets                                173,000          423,000
                                                -----------       ----------
     Total current assets                        38,231,000       50,973,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    5,837,000        8,207,000

EXCESS OF COST OVER NET ASSETS  ACQUIRED,
  net of  accumulated  amortization  of
  approximately $4,433,000 and $3,851,000,
  respectively                                   12,392,000       12,974,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,228,000
  and $1,132,000, respectively                      112,000          207,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization
  of $8,641,000 and $7,758,000, respectively      6,344,000        6,544,000

OTHER ASSETS                                        931,000        1,311,000
                                                -----------      -----------
TOTAL ASSETS                                    $63,847,000      $80,216,000
                                                ===========      ===========
See notes to Condensed Consolidated financial statements.

                                      F-2

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 31,       January 31,
                                                       2000             2000
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                          $731,000       $6,199,000

  Accounts payable and accrued expenses             7,957,000       12,805,000

  Current maturities of long-term debt                 48,000        2,342,000
                                                   ----------       ----------
     Total current liabilities                      8,736,000       21,346,000

LONG-TERM DEBT, less current maturities
     (Note 4)                                         128,000          989,000
                                                   ----------       ----------
     Total liabilities                              8,864,000       22,335,000
                                                   ----------       ----------
MINORITY INTEREST (Note 1)                          1,509,000        1,628,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued and outstanding:
   6,815,000 and 6,468,011 shares, respectively,
   at July 31, 2000; and 6,815,000 and 6,488,700
   shares, respectively, at January 31, 2000           68,000           68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, issued and outstanding:
   2,668,139 shares at July 31,2000 and
   January 31, 2000, respectively                      27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings                                13,044,000       15,721,000

  Accumulated other comprehensive income              144,000          221,000
                                                   ----------       ----------
                                                   54,680,000       57,434,000
  Less: Treasury stock, at cost; 346,120 shares
     and 326,300 shares, respectively               1,206,000        1,181,000
                                                   ----------       ----------
     Total stockholders' equity                    53,474,000       56,253,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $63,847,000      $80,216,000
                                                  ===========      ===========
See notes to Condensed Consolidated financial statements.
                                       F-3

                HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                       July 31,                               July 31,
                                                           ----------------------------------     ---------------------------------
                                                                2000              1999                 2000              1999
                                                                ----              ----                 ----              ----
                                                                             (Restated :                             (Restated :
                                                                             See Note 6)                             See Note 6)
REVENUES
    Net Sales                                                  $36,121,000       $44,363,000          $18,027,000      $19,865,000
    Interest income related to sales-type leases                 1,149,000         1,405,000              517,000          527,000
                                                           ----------------  ----------------     ----------------  ---------------
             Total revenue                                       37,270,000        45,768,000           18,544,000       20,392,000
                                                           ----------------  ----------------     ----------------  ---------------
 COST OF SALES                                                   23,092,000        29,478,000           11,569,000       13,437,000
                                                           ----------------  ----------------     ----------------  ---------------
 GROSS PROFIT                                                    14,178,000        16,290,000            6,975,000        6,955,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                       16,949,000        19,171,000            8,831,000        9,275,000
                                                           ----------------  ----------------     ----------------  ---------------
 OPERATING LOSS                                                 (2,771,000)       (2,881,000)          (1,856,000)      (2,320,000)
                                                           ----------------  ----------------     ----------------  ---------------
 OTHER EXPENSE (INCOME)
    Interest expense                                               239,000           704,000              159,000          380,000
    Other (income) expense                                          24,000          (80,000)                4,000          154,000
                                                           ----------------  ----------------     ----------------  ---------------
             Total other expense                                    263,000           624,000              163,000          534,000
                                                           ----------------  ----------------     ----------------  ---------------

LOSS BEFORE INCOME TAX (BENEFIT)
    AND MINORITY INTEREST IN NET
    LOSS OF CONSOLIDATED SUBSIDIARY                            (3,034,000)       (3,505,000)          (2,019,000)      (2,854,000)

INCOME TAX BENEFIT                                               (241,000)       (1,592,000)            (238,000)      (1,500,000)

MINORITY INTEREST IN NET EARNINGS (LOSS)
    OF CONSOLIDATED SUBSIDIARY (Note 1)                          (119,000)           200,000             (76,000)           29,000
                                                           ----------------  ----------------     ----------------  ---------------

NET LOSS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                   ($2,674,000)      ($2,113,000)         ($1,705,000)     ($1,383,000)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                                            -             ($2,187,000)            -                 -
                                                           ----------------  ----------------     ----------------  ---------------

NET LOSS                                                      ($2,674,000)      ($4,300,000)          (1,705,000)      (1,383,000)
                                                           ================  ================     ================  ===============
 LOSS PER SHARE:
    Basic
    Loss before cumulative effect
    Of accounting change                                           ($0.29)           ($0.22)              ($0.19)          ($0.15)
    Cumulative effect of accounting
    Change                                                                           ($0.23)
                                                           ----------------  ----------------     ----------------  ---------------
    NET Loss                                                       ($0.29)           ($0.45)              ($0.19)          ($0.15)
                                                           ================  ================     ================  ===============
    Diluted
    Loss before cumulative effect                                  ($0.29)           ($0.22)              ($0.19)          ($0.15)
    Of accounting change
    Cumulative effect of accounting                                                  ($0.23)
    Change
                                                           ----------------  ----------------     ----------------  ---------------
    NET Loss                                                       ($0.29)           ($0.45)              ($0.19)          ($0.15)
                                                           ================  ================     ================  ===============
WEIGHTED AVERAGE NUMBER OF SHARES
    IN THE CALCULATION OF LOSS
    PER SHARE
      Basic                                                      9,152,000         9,392,000            9,148,000        9,392,000
                                                           ================  ================     ================  ===============
      Diluted                                                    9,152,000         9,392,000            9,148,000        9,392,000
                                                           ================  ================     ================  ===============
 See notes to Condensed Consolidated financial statements.
                                       F-4

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Six Months Ended
                                                   July 31,
                                                2000        1999
                                                ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                  ($2,674,000)($4,300,000)

 Adjustments to reconcile net loss to
 net cash provided by operating activities:

  Depreciation and amortization              1,834,000   1,916,000

  Provision for reserves                             0   1,644,000

  Bad Debt Expense                             987,000         -

  Minority interest                           (119,000)    200,000

 Changes in assets and liabilities:

  Accounts receivable                        4,141,000   7,271,000

  Net investment in sales-type leases        2,648,000     521,000

  Inventories                                7,892,000  (2,343,000)

  Prepaid taxes                              2,715,000  (1,554,000)

  Other assets                                 495,000     (84,000)

  Trade acceptances payable                 (5,468,000)  1,061,000

  Accounts payable and accrued expenses     (4,848,000) (3,429,000)
                                             ----------  ----------
       Net cash provided by operations        7,603,000    903,000
                                            -----------  ----------


  See notes to Condensed Consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                Six Months Ended
                                                    July 31,
                                                2000        1999
                                                ----        ----

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                          (822,000)   (583,000)
                                               ---------   --------
       Net cash used in investing activities   (822,000)   (583,000)
                                               ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds (Repayments) of bank financing     (2,294,000)  6,643,000

 Repayments of long-term debt                  (861,000) (4,626,000)

  Purchase of treasury shares                   (25,000)      -
                                              ---------   --------
    Net cash provided by (used in)
    financing activities                     (3,180,000) 2,017,000
                                              ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (79,000)      -
                                              ---------   --------
INCREASE IN CASH AND CASH EQUIVALENTS          3,522,000  2,337,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,290,000  3,078,000
                                              ----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $4,812,000  $5,415,000
                                              ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                $239,000    $752,000

 Income taxes paid                            $228,000    $948,000



  See notes to Condensed Consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                Six and Three Months Ended July 31, 2000 and 1999


     1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the six month and three month periods ended July 31, 2000 and 1999 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc.("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC, and HJ Grassroots, LLC (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai") purchased a 45 percent interest in TUI for $900,000. For financial purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Condensed Consolidated Balance Sheet and Tokai's share of the earnings have been reported as minority interest in the Company's Condensed Consolidated Statements of Operations.

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the six and three month periods ended July 31, 2000 and 1999, the financial position at July 31, 2000 and cash flows for the six month periods ended July 31, 2000 and 1999, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2. Inventories

                              July 31, 2000        January 31, 2000
                               -----------             -----------
New Machines...................$11,755,000             $20,455,000
Used Machines..................  4,059,000               4,795,000
Parts and Accessories..........  4,936,000               4,092,000
                               -----------             -----------
                                20,750,000              29,342,000

Less:  Reserve for Slow
  Moving Inventory............. (2,931,000)             (3,631,000)
                               -----------             -----------

Inventories, net............... $17,819,000            $25,711,000
                               ============            ===========

     3. Net Investment in Sales-Type Leases


                                     July 31, 2000              January 31, 2000
                                    --------------              ----------------

Total minimum lease payments
  receivable.......................... $5,453,000                   $9,688,000

Estimated residual value of leased
  property (unguaranteed)...........    5,245,000                    4,848,000

Reserve for estimated uncollectible
  lease payments.....................  (1,100,000)                  (1,100,000)

Less: Unearned income................. (1,456,000)                  (2,646,000)
                                       -----------                 -----------

Net investment......................... 8,142,000                   10,790,000

Less: Current portion..................(2,305,000)                  (2,583,000)
                                        ----------                  -----------

Non-current portion....................$5,837,000                  $ 8,207,000
                                       ===========                 ===========
4. Long-Term Debt

                                     July 31, 2000              January 31, 2000
                                    --------------              ----------------


Revolving credit facility (A)......     $        0                  $ 2,064,000

Long Term Debt:
Mortgage (B)............................         0                    1,090,000

Capitalized Leases......................   176,000                      177,000
                                        -----------                -------------

Total...................................   176,000                   3,331,000

Less: Current maturities................ (  48,000)                 (2,342,000)
                                         ------------               -----------

Long-term maturities.....................  $128,000                   $ 989,000
                                         ============               ===========

     (A) Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of stockholders' equity, as defined therein. The Company was in default of the financial covenant contained in its Agreement with PNC Bank at quarter-end. The Company was advised by PNC Bank that it had been granted a waiver of such default for the fiscal quarters ended January 31, April 30, and July 31, 2000. The Company has reached tentative agreement with PNC Bank to amend the Agreement by changing the current performance criteria from the stockholders' equity covenant to measurement by an interest coverage ratio. The Company and PNC Bank are currently working to finalize the abovementioned waiver and amendment. There were no outstanding working capital borrowings against the Agreement at July 31, 2000. The Agreement was also used to support trade acceptances payable of approximately $0.7 million as of that date.

     (B) On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Company satisfied the remaining balance of the Mortgage on May 12, 2000.


     5. Industry Segments

     The Company operates in two reportable segments; Embroidery equipment and Leasing. The Embroidery segment consists principally of the sale of new and used embroidery equipment and value added products such as parts, accessories and software. The Leasing segment provides leasing services to customers of the Company.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as previously reported. The "Corporate" Column includes corporate-related items not allocated to reportable segments. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment. Corporate assets are principally the Company's land and building and the excess of cost over fair value of net assets acquired.

Six Months Ended July 31, 2000         Embroidery     Leasing    Corporate   Consolidated
-------------------------------        -----------  ----------  -----------  -----------
Total revenues                         $36,121,000  $1,149,000  $  --        $37,270,000
                                       ===========  ==========  ===========  ===========
Interest expense                           234,000       5,000     --            239,000
                                       ===========  ==========  ===========  ===========
Depreciation and amortization expense      779,000     202,000      853,000    1,834,000
                                       ===========  ==========  ===========  ===========
(Loss) income before income tax
 benefit                               (3,264,000)     230,000     --        (3,034,000)
                                       ===========  ==========  ===========  ===========
Income tax (benefit) provision           (241,000)     --          --          (241,000)
                                       ===========  ==========  ===========  ===========
Identifiable assets                    $41,123,000  $7,219,000  $15,505,000  $63,847,000
                                       ===========  ==========  ===========  ===========

Six Months Ended July 31, 1999         Embroidery    Leasing     Corporate   Consolidated
----------------------------------     -----------  ----------  -----------  -----------
Total revenues                         $44,363,000  $1,405,000  $   --       $45,768,000
                                       ===========  ==========  ===========  ===========
Interest expense                       $  687,000   $   17,000  $   --       $   704,000
                                       ===========  ==========  ===========  ===========
Depreciation and amortization expense  $ 1,006,000  $  196,000  $   714,000  $ 1,916,000
                                       ===========  ==========  ===========  ===========
(Loss) income before income tax
 (benefit) provision                   $(3,645,000) $   77,000  $    63,000  $(3,505,000)
                                       ===========  ==========  ===========  ===========
Income tax (benefit) provision         $(1,623,000) $   31,000  $   --       $(1,592,000)
                                       ===========  ==========  ===========  ===========
Identifiable assets                    $68,233,000 $18,867,000  $16,692,000  $103,792,000
                                       ===========  ==========  ===========  ===========

Three Months Ended July 31, 2000       Embroidery    Leasing     Corporate   Consolidated
-------------------------------        -----------  ----------  -----------  -----------
Total revenues                          18,027,000     517,000      --       $18,544,000
                                       ===========  ==========  ===========  ===========
Interest expense                           157,000       2,000      --           159,000
                                       ===========  ==========  ===========  ===========
Depreciation and amortization expense      370,000      95,000      553,000    1,018,000
                                       ===========  ==========  ===========  ===========
(Loss) income before income tax
 benefit                               (2,113,000)      28,000       66,000   (2,019,000)
                                       ===========  ==========  ===========  ===========
Income tax benefit                       (238,000)       --         --         (238,000)
                                       ===========  ==========  ===========  ===========
Identifiable assets                    $41,123,000  $7,219,000  $15,505,000  $63,847,000
                                       ===========  ==========  ===========  ===========

Three Months Ended July 31, 1999       Embroidery    Leasing     Corporate   Consolidated
----------------------------------     -----------  ----------  -----------  -----------
Total revenues                         $19,865,000  $  527,000  $   --       $20,392,000
                                       ===========  ==========  ===========  ===========
Interest expense                       $   378,000  $    2,000  $   --       $   380,000
                                       ===========  ==========  ===========  ===========
Depreciation and amortization expense  $   561,000  $   93,000  $   375,000  $ 1,029,000
                                       ===========  ==========  ===========  ===========
Loss before income tax
  benefit  provision                   $(2,712,000) $ (58,000)  $  (84,000)  $(2,854,000)
                                       ===========  ==========  ===========  ===========
Income tax benefit                     $(1,477,000) $ (23,000)  $   --       $(1,500,000)
                                       ===========  ==========  ===========  ===========
Identifiable assets                    $68,233,000 $18,867,000  $16,692,000  $103,792,000
                                       ===========  ==========  ===========  ===========
                                      F-10

     6. Change in Accounting Method

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of the year ended January 31, 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of the machines upon the completion of installation, rather than upon shipment by the Company, where installation is a substantive component of the sale. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during the year ended January 31, 2000 which were originally reported in the year ended January 31, 1999 and requires an adjustment of the year ended January 31, 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the results of the six months ended July 31, 1999 due to the application of the changed accounting method. The following table presents the adjusted effect of the accounting change on the prior years. Key figures for the six and three months ended July 31,2000 are summarized below:


(All figures in $000,000)                 Six Months Ended    Quarter Ended
                                          July 31, 1999       July 31, 1999
                                          --------------      --------------

Revenue:
As originally reported                      $ 43.2                 $ 17.4
Adjusted for Accounting Change              $ 45.8                 $ 20.4

Cost of sales:
As originally reported                      $ 27.8                 $ 11.5
Adjusted for Accounting Change              $ 29.5                 $ 13.4

Gross Profit:
As originally reported                      $ 15.4                 $ 5.9
Adjusted for Accounting Change              $ 16.3                 $ 7.0

Loss before Income tax benefit:
As originally reported                      $ (4.4)                $(3.9)
Adjusted for Accounting Change              $ (3.5)                $(2.9)

Net Loss:
As originally reported                      $ (3.0)                $(2.5)
Adjusted for Accounting Change              $ (4.3)                $(1.4)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Condensed Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 31 of the applicable calendar year.

Six months and three months ended July 31, 2000 as compared to the six months and three months ended July 31, 1999, as adjusted for the change in accounting method.

     Net sales. Net sales for the six months and three months ended July 31, 2000 were $36.1 million and $18.0 million, a decrease of $8.3 million or 18.6% and a decrease of $1.9 million or 9.5%, respectively, compared to $44.4 million and $19.9 million for the six months and three months, respectively, ended July 31, 1999. The Company believes that the reduction in the sales level for the six months ended July 31, 2000 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $22.4 million and $9.7 million, or 62.0% and 53.8%, and $29.8 million and $11.1 million, or 67.1% and 56.0%, of net sales for the six months and three months ended July 31, 2000 and 1999, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $15.2 million and $7.2 million and $6.9 million and $2.8 million, respectively, of total new embroidery machine sales during the six months and three months ended July 31, 2000, as compared to approximately $16.9 million and $12.9 million, and $6.6 million and $4.5 million for the six months and three months ended July 31, 1999, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the six months and three months ended July 31, 2000 aggregated approximately $13.8 million and $8.3 million as compared to $12.0 million and $6.0 million for the six months and three months ended July 31, 1999. This increase is primarily due to the increased sale of used machines.

     Interest income related to sales-type leases. HAPL's interest income decreased 21.4% and showed no change (0.0%) to $1.1 million and $0.5 million for the six months and three months ended July 31, 2000 versus $1.4 million and $0.5 million for the comparable periods of the prior year. This decrease is directly related to the decrease in lease related receivables. The percentage of new equipment sales which are leased was 22.0% and 19.0% of total new equipment sales for the six months and three months ended July 31, 2000 as compared to 45.1% and 47.4% for the six months and three months ended July 31, 1999. The reduction in share of leased equipment versus total sales is due to more stringent credit requirements established by the company.

     Cost of sales. For the six months and three months ended July 31, 2000, cost of sales decreased $6.4 million and $1.8 million, or 21.7% and 13.4%, to $23.1 million and $11.6 million from $29.5 million and $13.4 million for the six months and three months ended July 31, 1999. The decrease was a result of the related decrease in net sales for the comparable six month and three month periods. The fluctuation of the US Dollar against the Yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin improved to 38.0% and 37.6% for the six months and three months ended July 31, 2000 as compared to 35.6% and 34.1% for the six months and three months ended July 31, 1999 due to changes in the sales mix for the period.

     Selling, General and Administrative ("SG&A") Expenses. For the six months and three months ended July 31, 2000, SG&A decreased $2.3 million and $0.5 million, or 12.0% and 5.4%, to $16.9 million and $8.8 million, from $19.2 million and $9.3 million for the six months and three months ended July 31, 1999. For the six months ended July 31, 2000, SG&A expenses increased as a percentage of revenues to 45.3% from 41.9% for the comparable period in the previous year. For the three months ended July 31, 2000, SG&A expenses increased as a percentage of revenues as compared to the three months ended July 31, 1999. Recurring SG&A expenses associated with the Company's core businesses have continued to decline as a result of the Company's cost reduction plan, however, the Company has increased SG&A expenses to support the introductions of new product lines at its Pulse and Hometown Threads subsidiaries. The Company continues to pursue its cost reduction plan and anticipates this will bring SG&A expenses in line with core business sales projections.

     Interest Expense. Interest expense for the six months and three months ended July 31, 2000 decreased $0.5 million and $0.3 million, or 71.4% and 75.0%, to $0.2 million and $0.1 million as compared to $0.7 million and $0.4 million for the six months and three months ended July 31, 1999. This decrease in interest expense is the result of decreased working capital borrowings outstanding against the Company's Revolving Credit Facility and the satisfaction of the outstanding mortgage loan on the Company's headquarters facility.

     Income tax benefit. The income tax benefit declined from a benefit of $1.5 million to a benefit of $0.2 million for both six months and three months when compared to the same periods in the prior year. The Company has established a valuation allowance against deferred tax assets as management believes it is not specifically determinable as to when the Company will realize these assets in the future based upon the profitable operations of the Company.

     Net Loss. The net loss for the six months and three months ended July 31, 2000 was $2.7 million and $1.7 million, a decrease of $1.6 million and an increase of $0.3 million, compared to the net loss of $4.3 million and $1.4 million, respectively, for the six months and three months ended July 31, 1999 as adjusted for the cumulative effect of the accounting change of $2.2 million. The net margin improved to (6.8%) from (9.4%) for the six months ended July 31, 2000 versus the six months ended July 31, 1999, and declined from (6.8%) to (9.2%) for the three months ended July 31, 2000 versus the three months ended July 31, 1999. These changes are attributable to the decrease in net sales, a decrease in SG&A expenses and the cumulative effect of the change in accounting method.


Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $29.4 million at July 31, 2000, decreasing by $0.2 million, or 0.7%, from $29.6 million at January 31, 2000. The Company has financed its operations principally through internally generated funds, supplemented by working capital borrowings under its Revolving Line of Credit Agreement when necessary.

     During the six months ended July 31, 2000, the Company's cash and cash equivalents increased by $3.5 million to $4.8 million. Net cash of $7.6 million was provided by the Company's operating activities, offset by cash used for investing activities of $0.8 million and for financing activities of $3.2 million.

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

Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement restrict additional borrowings by the Company and require the Company to maintain certain levels of stockholders' equity, as defined therein. The Company was in default of the financial covenant contained in its Agreement with PNC Bank at quarter-end. The Company was advised by PNC Bank that it had been granted a waiver of such default for the fiscal quarters ended January 31, April 30, and July 31, 2000. The Company has reached agreement with PNC Bank to amend the Agreement by changing the current performance criteria from the stockholders' equity covenant to measurement by an interest coverage ratio. The Company and PNC Bank are currently working to finalize the abovementioned waiver and amendment. There were no outstanding working capital borrowings against the Agreement at July 31, 2000. The Agreement was also used to support trade acceptances payable of approximately $0.7 million as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $223.1 million in lease agreements through July 31, 2000. As of July 31, 2000, approximately $202.8 million, or 90.9%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Company satisfied the remaining balance of the Mortgage on May 12, 2000.

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

                           PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     The Company was in default of the financial covenant contained in its Agreement with PNC Bank at quarter-end. The Company was advised by PNC Bank that it had been granted a waiver of such default for the fiscal quarters ended January 31, April 30, and July 31, 2000. The Company has reached tentative agreement with PNC Bank to amend the Agreement by changing the current performance criteria from the stockholders' equity covenant to measurement by an interest coverage ratio.

     Item 4. Submission of Matters to a Vote of Security Holders

         (a) On August 4, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting").

         (c) At the Meeting, the Stockholders elected Marvin Broitman, Ronald Krasnitz and Douglas Schenendorf as Class A directors and Henry Arnberg, Herbert M. Gardner, Paul Levine and Tas Tsonis as Class B directors. The results of the voting were as follows:

                                Class A Directors

Name                                  Number of Votes Cast in Favor       Number of Votes Cast Against
----                                  -----------------------------       ----------------------------

Marvin Broitman                                   5,712,268                            202,783
Ronald Krasnitz                                   5,712,268                            202,183
Douglas Schenendorf                               5,594,649                            320,402

                                Class B Directors


Name                                  Number of Votes Cast in Favor       Number of Votes Cast Against
----                                  -----------------------------       ----------------------------

Henry Arnberg                                     2,268,139                               0
Herbert M. Gardner                                2,268,139                               0
Paul Levine                                       2,268,139                               0
Tas Tsonis                                        2,268,139                               0

         At the  Meeting,  the  Stockholders  approved  the  appointment  of BDO
Seidman,  LLP as the Company's  independent  auditors for the fiscal year ending
January 31, 2001. The results of the voting were as follows:

Number of Votes Cast in Favor         Number of Votes Cast Against       Number of Votes Abstain
-----------------------------         ----------------------------       -----------------------

             8,019,317                             132,022                             31,851

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     *3.1 Restated Certificate of Incorporation of the Registrant

     **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     27 Financial Data Schedule
---------------
     *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter end July 31, 1997.

     ** Incorporated by reference from the Registrant's Form 10-Q filed for the quarter-end October 31, 1997.

     *** Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618.

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



                                            HIRSCH INTERNATIONAL CORP.
                                            Registrant

                                        By: /S/Henry Arnberg
                                            ------------------------------
                                            Henry Arnberg, Chairman and
                                             Chief Executive Officer


                                        By: /s/Richard M. Richer
                                            ------------------------------
                                            Richard M. Richer, Executive
                                             Vice President - Finance and
                                             Administration and Chief Financial
                                             Officer



Dated: September 14, 2000