Form 10-Q
period 2000-10-31
HIRSCH INTERNATIONAL CORP
filed 2000-12-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 14, 2000.


             Class of                                        Number of
             Common Equity                                    Shares
             -------------                                    ------

             Class A Common Stock,                           6,368,111
             par value $.01

             Class B Common Stock,                           2,668,139
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

                  Condensed Consolidated Balance Sheets - October 31, 2000
                  and January 31, 2000                                                        F-2 to F-3

                  Condensed Consolidated Statements of Operations for
                  the Nine Months and Three Months Ended October 31, 2000 and 1999            F-4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended October 31, 2000 and 1999                             F-5 to F-6

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


Part II.  Other Information

                  Signatures                                                                  F-17

Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 October 31,       January 31,
                                                    2000             2000
                                                 ---------        ---------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $4,560,000       $1,290,000

Accounts receivable, net                         15,434,000       17,293,000

Net investment in sales-type leases,
   current portion (Note 3)                       2,958,000        2,583,000

Inventories, net (Note 2)                        14,657,000       25,711,000

Prepaid income taxes                                792,000        3,673,000

Other current assets                                421,000          423,000
                                                -----------       ----------
     Total current assets                        38,822,000       50,973,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    7,874,000        8,207,000

EXCESS OF COST OVER NET ASSETS  ACQUIRED,
  net of  accumulated  amortization  of
  approximately $4,724,000 and $3,851,000,
  respectively                                   12,100,000       12,974,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,275,000
  and $1,132,000, respectively                       64,000          207,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization
  of $8,575,000 and $7,758,000, respectively      5,445,000        6,544,000

OTHER ASSETS                                        864,000        1,311,000
                                                -----------      -----------
TOTAL ASSETS                                    $65,169,000      $80,216,000
                                                ===========      ===========

See notes to Condensed Consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     October 31,     January 31,
                                                       2000             2000
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $3,155,000       $6,199,000

  Accounts payable and accrued expenses             8,266,000       12,805,000

  Current maturities of long-term debt (Note 4)        14,000        2,342,000
                                                   ----------       ----------
     Total current liabilities                     11,435,000       21,346,000

LONG-TERM DEBT, less current maturities
     (Note 4)                                          72,000          989,000
                                                   ----------       ----------
     Total liabilities                             11,507,000       22,335,000
                                                   ----------       ----------
MINORITY INTEREST (Note 1)                          1,552,000        1,628,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued and outstanding:
   6,815,000 and 6,368,111 shares, respectively,
   at October 31, 2000; and 6,815,000 and 6,488,700
   shares, respectively, at January 31, 2000           68,000           68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, issued and outstanding:
   2,668,139 shares at October 31, 2000 and
   January 31, 2000, respectively                      27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings                                12,010,000       15,721,000

  Accumulated other comprehensive income (loss)      (56,000)         221,000
                                                   ----------       ----------
                                                   53,446,000       57,434,000
  Less: Treasury stock, at cost; 446,020 shares
     and 326,300 shares, respectively               1,336,000        1,181,000
                                                   ----------       ----------
     Total stockholders' equity                    52,110,000       56,253,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $65,169,000      $80,216,000
                                                  ===========      ===========

See notes to Condensed Consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                        October 31,                           October 31,
                                                                   2000              1999                 2000              1999
                                                               -----------       -----------          -----------      -----------
                                                                               (Restated; See                        (Restated; See
                                                                                  Note 6)                                Note 6)
REVENUES
    Net Sales                                                  $55,679,000       $64,093,000          $19,558,000      $19,715,000
    Interest income related to sales-type leases                 1,323,000         2,754,000              174,000        1,349,000
                                                               -----------       -----------          -----------      -----------
            Total revenue                                       57,002,000        66,847,000           19,732,000       21,064,000
                                                               -----------       -----------          -----------      -----------
COST OF SALES                                                   36,441,000        44,670,000           13,349,000       15,182,000
                                                               -----------       -----------          -----------      -----------
GROSS PROFIT                                                    20,561,000        22,177,000            6,383,000        5,882,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                      24,211,000        28,590,000            7,262,000        9,419,000
                                                               -----------       -----------          -----------      -----------
OPERATING (LOSS)                                               (3,650,000)       (6,413,000)            (879,000)      (3,537,000)
                                                               -----------       -----------          -----------      -----------
OTHER EXPENSE (INCOME)
    Interest expense                                               356,000         1,010,000              117,000          306,000
    Other (income) expense                                        (80,000)         (386,000)            (104,000)        (306,000)
                                                               -----------       -----------          -----------      -----------
            Total other expense                                    276,000           624,000               13,000                0
                                                               -----------       -----------          -----------      -----------
(LOSS)  BEFORE INCOME TAX (BENEFIT)
    AND MINORITY INTEREST IN NET EARNINGS
    (LOSS)OF CONSOLIDATED SUBSIDIARY                           (3,926,000)       (7,037,000)            (892,000)      (3,537,000)

INCOME TAX PROVISION (BENEFIT)                                   (141,000)       (2,435,000)              100,000        (843,000)

MINORITY INTEREST IN NET EARNINGS (LOSS)
    OF CONSOLIDATED SUBSIDIARY (Note 1)                           (76,000)            88,000               43,000        (112,000)
                                                               -----------       -----------          -----------      -----------
NET (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                   ($3,709,000)      ($4,690,000)         ($1,035,000)     ($2,582,000)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (Note 6)                                                         -       ($2,187,000)                   -                -
                                                               -----------       -----------          -----------      -----------
NET (LOSS)                                                    ($3,709,000)      ($6,877,000)          (1,035,000)      (2,582,000)
                                                               ===========       ===========          ===========      ===========
(LOSS) PER SHARE:
    Basic
    (Loss) before cumulative effect
          Of accounting change                                     ($0.41)           ($0.50)              ($0.11)          ($0.28)
    Cumulative effect of accounting
          Change                                                        -            ($0.23)                   -                -
                                                               -----------       -----------          -----------      -----------
    NET (Loss)                                                     ($0.41)           ($0.73)              ($0.11)          ($0.28)
                                                               ===========       ===========          ===========      ===========
    Diluted
    (Loss) before cumulative effect
          Of accounting change                                     ($0.41)           ($0.50)              ($0.11)          ($0.28)
    Cumulative effect of accounting
          Change                                                        -            ($0.23)                   -                -
                                                               -----------       -----------          -----------      -----------
    NET (Loss)                                                     ($0.41)           ($0.73)              ($0.11)          ($0.28)
                                                               ===========       ===========          ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    IN THE CALCULATION OF (LOSS)
    PER SHARE
      Basic                                                      9,138,400         9,301,400            9,111,400        9,301,400
                                                                 =========         =========            =========        =========
      Diluted                                                    9,138,400         9,301,400            9,111,400        9,301,400
                                                                 =========         =========            =========        =========

See notes to Condensed Consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended
                                                   October 31,
                                                2000        1999
                                                ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                  ($3,709,000)($6,877,000)

 Adjustments to reconcile net loss to
 net cash provided by operating activities:

  Depreciation and amortization              2,567,000   2,829,000

  Provision for reserves                     (643,000)   1,944,000

  Bad Debt Expense                             987,000         -

  Deferred Income Taxes                            -     1,061,000

  Minority interest                            (76,000)     88,000

 Changes in assets and liabilities:

  Accounts receivable                          872,000   7,861,000

  Net investment in sales-type leases          (42,000)  2,844,000

  Inventories                               11,697,000   4,692,000

  Prepaid taxes                              2,881,000  (3,176,000)

  Other assets                                 225,000      52,000

  Trade acceptances payable                 (4,539,000) (1,604,000)

  Accounts payable and accrued expenses     (3,044,000) (3,595,000)
                                             ----------  ----------
       Net cash provided by operations       7,176,000   6,119,000
                                             ----------  ----------


  See notes to Condensed Consolidated financial statements.

                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 Nine Months Ended
                                                    October 31,
                                                  2000        1999
                                                  ----        ----

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                           (227,000)   (780,000)
                                                ---------   --------
       Net cash used in investing activities    (227,000)   (780,000)
                                                ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds (Repayments) of bank financing      (2,328,000)  6,952,000

 Repayments of long-term debt                   (917,000)(14,555,000)

  Purchase of treasury shares                   (155,000)   (178,000)

    Net cash used in
    financing activities                      (3,400,000) (7,781,000)
                                              ----------   ---------
Effect of Exchange Rate Changes on Cash         (279,000)        -
                                              ----------   ---------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                          3,270,000  (2,442,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,290,000   3,078,000
                                              ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $4,560,000    $636,000
                                              ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                  $356,000  $1,010,000

 Income taxes paid                              $400,000        -



  See notes to Condensed Consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements Nine and Three Months Ended October 31, 2000 and 1999


     1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the nine month and three month periods ended October 31, 2000 and 1999 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co.,
Inc.("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC, (f/k/a HJ Grassroots, LLC)("Hometown") and Hirsch Business Concepts, LLC (f/k/a Hometown Threads, LLC)("HBC")(collectively, the "Company").

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

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the nine and three month periods ended October 31, 2000 and 1999, the financial position at October 31, 2000 and cash flows for the nine month periods ended October 31, 2000 and 1999, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2. Inventories

                              October 31, 2000        January 31, 2000
                               -----------             -----------
New Machines...................$ 9,457,000             $20,455,000
Used Machines..................  3,267,000               4,795,000
Parts and Accessories..........  4,221,000               4,092,000
                               -----------             -----------
                                16,945,000              29,342,000
Less:  Reserve for Slow
  Moving Inventory............. (2,288,000)             (3,631,000)
                               -----------             -----------

Inventories, net............... $14,657,000            $25,711,000
                               ============            ===========

     3. Net Investment in Sales-Type Leases


                                     October 31, 2000           January 31, 2000
                                     ----------------           ----------------

Total minimum lease payments
  receivable.......................... $8,818,000                   $9,688,000

Estimated residual value of leased
  property (unguaranteed)...........    5,546,000                    4,848,000

Reserve for estimated uncollectible
  lease payments and residual value..  (1,100,000)                  (1,100,000)

Less: Unearned income................. (2,432,000)                  (2,646,000)
                                       -----------                 -----------

Net investment.........................10,832,000                   10,790,000

Less: Current portion..................(2,958,000)                  (2,583,000)
                                        ----------                  -----------

Non-current portion....................$7,874,000                  $ 8,207,000
                                       ===========                 ===========
4. Long-Term Debt

                                    October 31, 2000            January 31, 2000
                                    ----------------            ----------------


Revolving credit facility (A)......     $        0                  $ 2,064,000

Long Term Debt:
Mortgage (B)............................         0                    1,090,000

Capitalized Leases......................    86,000                      177,000
                                         ---------                  -----------

Total...................................    86,000                   3,331,000

Less: Current maturities................ (  14,000)                 (2,342,000)
                                         ---------                  -----------

Long-term maturities.....................  $72,000                   $ 989,000
                                         =========                   ==========

     (A) Effective as of September 30, 1999 the Company initiated a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank ("Bank"). The Agreement provides for a total commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The funds advanced pursuant to the Agreement are used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as provided for in the Agreement. The original terms of the Agreement restrict additional borrowings by the Company and required the Company to maintain certain levels of stockholders' equity. The Company was in default of this covenant for each of the quarters ending January 31, April 30, and July 31, 2000. Pursuant to the First Amendment to Revolving Credit and Security Agreement, dated as of October 30, 2000 (the "Amendment"), between the Bank and the Company, all of such defaults were waived by the Bank. The Amendment also amended the Agreement effective October 30, 2000 to replace the stockholders' equity covenant with a covenant based on an interest coverage ratio, as defined therein. The Company was in compliance with that covenant as of the close of the third quarter on October 31, 2000. There were no outstanding working capital borrowings against the Agreement at October 31, 2000. The credit facility incorporated in the Agreement was also used to support trade acceptances payable of approximately $3.2 million as of that date.


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



Nine Months Ended October 31, 2000           Embroidery      Leasing      Corporate    Consolidated
-------------------------------              ----------     ---------     ---------    ------------
Total revenues                               55,679,000     1,323,000         --        $57,002,000
                                             ==========     =========     =========    ============
Interest expense                                352,000         4,000         --            356,000
                                             ==========     =========     =========    ============
Depreciation & amortization expense           1,052,000       275,000     1,240,000       2,567,000
                                             ==========     =========     =========    ============
(Loss) income before income tax
 benefit                                    (3,922,000)     (  4,000)         --        (3,926,000)
                                             ==========     =========     =========    ============
Income tax (benefit) provision                (141,000)        --             --          (141,000)
                                             ==========     =========     =========    ============
Identifiable assets                        $ 45,687,000    $7,231,000   $12,251,000    $ 65,169,000
                                           ============     =========    ==========     ===========


Nine Months Ended October 31, 1999           Embroidery      Leasing      Corporate    Consolidated
----------------------------------           ----------     ---------     ---------    ------------
Total revenues                              $64,093,000    $2,754,000     $   -         $66,847,000
                                             ==========     =========     =========    ============
Interest expense                            $   977,000    $   33,000     $   -         $ 1,010,000
                                             ==========     =========     =========     ===========
Depreciation and amortization expense       $ 1,544,000    $  297,000     $ 988,000     $ 2,829,000
                                             ==========     =========     =========     ===========
(Loss) income before income tax
 (benefit) provision                       $(7,663,000)    $  618,000     $   8,000    $(7,037,000)
                                             ==========     =========     =========     ===========
Income tax (benefit) provision             $(2,682,000)    $  247,000     $   -        $(2,435,000)
                                             ==========     =========     =========     ===========
Identifiable assets                        $53,800,000    $15,144,000   $11,272,000     $80,216,000
                                             ==========    ==========    ==========     ===========


Three Months Ended October 31, 2000          Embroidery      Leasing      Corporate    Consolidated
----------------------------------           ----------     ---------     ---------    ------------
Total revenues                              $19,558,000       174,000         --        $19,732,000
                                             ==========     =========     =========    ============
Interest expense                                117,000          --           --            117,000
                                             ==========     =========     =========    ============
Depreciation and amortization expense           273,000        73,000       387,000         733,000
                                             ==========     =========     =========    ============
(Loss) income before income tax
 benefit                                    (  658,000)     (234,000)         --         ( 892,000)
                                             ==========     =========     =========    ============
Income tax (benefit) provision                  100,000          --           --            100,000
                                             ==========     =========     =========    ============
Identifiable assets                        $ 45,687,000    $7,231,000   $12,251,000    $ 65,169,000
                                           ============     =========    ==========     ===========


Three Months Ended October 31, 1999          Embroidery      Leasing      Corporate    Consolidated
----------------------------------           ----------     ---------     ---------    ------------
Total revenues                              $19,715,000    $1,349,000     $   -         $21,064,000
                                             ==========     =========     =========    ============
Interest expense                            $   290,000    $   16,000     $   -         $   306,000
                                             ==========     =========     =========    ============
Depreciation and amortization expense       $   518,000    $  101,000     $ 274,000     $   893,000
                                             ==========     =========     =========    ============
(Loss) income before income tax
 (benefit) provision                       $(2,941,000)    $(541,000)     $(55,000)    $(3,537,000)
                                             ==========     =========     =========    ============
Income tax (benefit) provision             $(1,059,000)    $  216,000     $   -        $(  843,000)
                                             ==========     =========     =========    ============
Identifiable assets                         $53,800,000   $15,144,000   $11,272,000     $80,216,000
                                             ==========   ===========   ===========     ===========

     6. Change in Accounting Method

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of the results for the year ended January 31, 2000, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on equipment sales based upon customer acceptance of the machines upon the completion of installation, rather than upon shipment by the Company, where installation is a substantive component of the sale. Historically, since the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during the year ended January 31, 2000 which were originally reported in the year ended January 31, 1999 and requires an adjustment of the year ended January 31, 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the results of the nine months ended October 31, 1999 due to the application of the changed accounting method. The following table presents the adjusted effect of the accounting change on the prior years. Key figures for the nine and three months ended October 31, 2000 are summarized below:


(All figures in $000,000)           Nine Months Ended         Quarter Ended
                                     October 31, 1999        October 31, 1999
                                      --------------          --------------

Revenue:
As originally reported                      $ 67.7                 $ 24.5
Adjusted for Accounting Change              $ 66.8                 $ 21.1

Cost of sales:
As originally reported                      $ 45.2                 $ 17.5
Adjusted for Accounting Change              $ 44.7                 $ 15.2

Gross Profit:
As originally reported                      $ 22.5                 $ 7.1
Adjusted for Accounting Change              $ 22.2                 $ 5.9

Loss before Income tax benefit:
As originally reported                      $ (6.7)                $(2.4)
Adjusted for Accounting Change              $ (7.0)                $(3.5)

Net Loss:
As originally reported                      $ (4.4)                $(1.4)
Adjusted for Accounting Change              $ (6.9)                $(2.6)

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

Nine months and three months ended October 31, 2000 as compared to the nine months and three months ended October 31, 1999, as adjusted for the change in accounting method.

     Net sales. Net sales for the nine months and three months ended October 31, 2000 were $57.0 million and $19.7 million, a decrease of $9.9 million or 14.8% and a decrease of $1.4 million or 6.6%, respectively, compared to $66.9 million and $21.1 million for the nine months and three months, respectively, ended October 31, 1999. The Company believes that the reduction in the sales level for the nine months ended October 31, 2000 as compared to the same period last year is attributable to an industry-wide decline in demand in the market for new embroidery machinery in its authorized territories, however the sales volumes for the most recent series of quarters indicate a stabilizing trend in sales volume for equipment. Sales of software in the United States have followed the declining trend of equipment, however the Company is taking steps to reposition its software sales efforts to uncouple its historic reliance on equipment sales. International software sales have increased as a result of expansion of the Pulse distribution network.

     The sale of new embroidery machinery represents the largest segment of revenue, with approximately $38.1 million and $15.7 million, or 66.8% and 79.7%, and $46.0 million and $13.7 million, or 68.8% and 64.9%, of net sales for the nine months and three months ended October 31, 2000 and 1999, respectively. Small embroidery machines (one through six-head "EX" and "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $22.5 million and $11.9 million and $7.3 million and $4.7 million, respectively, of total new embroidery machine shipments during the nine months and three months ended October 31, 2000, as compared to approximately $27.5 million and $19.4 million, and $10.5 million and $6.5 million for the nine months and three months ended October 31, 1999, respectively. The trend in the sales mix from predominantly large, multi-head machines versus small and single head machines has largely stabilized at levels of approximately two-thirds of the equipment sales volume being represented by small and single head machines.

     The balance of sales revenue is derived from the sale of the Company's used embroidery machines, computer hardware, parts and service, and embroidery supplies, which have followed the same trend of overall sales in the industry.

     Interest income related to sales-type leases. For the nine months and three months ended October 31, 2000 when compared to the same period ended October 31, 1999, HAPL's interest income decreased from $2.8 million to $1.3 million, and decreased from $1.3 million to $0.2 million. This decrease is directly related to the decline in overall sales of new equipment, reduced share of leased equipment versus total sales, and the timing of funding by third party sources in the routine bundling and sale of lease revenue streams. Share of equipment sales which are leased was 23.2% of total new equipment sales for the three months ended October 31, 2000 as compared to 35.7% for the three months ended October 31, 1999. The reduction in the share of leased equipment versus total sales is due to more stringent credit requirements established by the company.

     Cost of sales. For the nine months and three months ended October 31, 2000, cost of sales decreased $8.3 million and $1.9 million, or 18.6% and 12.5%, to $36.4 million and $13.3 million from $44.7 million and $15.2 million for the nine months and three months ended October 31, 1999. The decrease was a result of the related decrease in net sales for the comparable nine month and three month periods. The fluctuation of the US Dollar against the Yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin improved to 36.1% and 32.3% for the nine months and three months ended October 31, 2000 as compared to 33.2% and 27.9% for the nine months and three months ended October 31, 1999 due to changes in the sales mix for the period.

     Selling, General and Administrative ("SG&A") Expenses. For the nine months and three months ended October 31, 2000, SG&A decreased $4.4 million and $2.1 million, or 18.2% and 22.3%, to $24.2 million and $7.3 million, from $28.6 million and $9.4 million for the nine months and three months ended October 31, 1999. For the nine months ended October 31, 2000, SG&A expenses decreased as a percentage of revenues to 42.5% from 42.8% for the comparable period in the previous year. For the three months ended October 31, 2000, SG&A expenses decreased as a percentage of revenues from 44.7% to 36.8% when comparing the current quarter to the same period in the previous year. Recurring SG&A expenses associated with the Company's core businesses have continued to decline as a result of the Company's cost reduction plan, however, the Company has increased SG&A expenses to support the introductions of new product lines at its Pulse and Hometown Threads subsidiaries. The restructuring reserves established at the end of fiscal 1999 were reconciled against expenses associated with reduction of personnel, closure of certain facilities and relocation of machine repair, fulfillment of parts and supplies, and related operations during this quarter. This essentially concludes any economic impact of the restructuring initiated at that time. The Company continues to pursue its cost reduction plan and anticipates this will bring SG&A expenses in line with core business sales projections.

     Interest Expense. Interest expense for the nine months and three months ended October 31, 2000 decreased $0.6 million and $0.2 million, or 64.8% and 61.7%, to $0.4 million and $0.1 million as compared to $1.0 million and $0.3 million for the nine months and three months ended October 31, 1999. This decrease in interest expense is the result of decreased working capital borrowings outstanding against the Company's Revolving Credit Facility and the satisfaction of the outstanding mortgage loan on the Company's headquarters facility.

     Income tax (benefit). The income tax (benefit) declined from a benefit of ($2.4) million to a (benefit) of ($0.2) million for nine months and declined from a (benefit) of ($0.8 million) to an expense of $0.1 million compared to the three months ended October 31, 2000 and 1999, respectively. The Company has established a 100% valuation allowance against deferred tax assets as management believes it is not specifically determinable as to when the Company will realize these assets in the future based upon the profitable operations of the Company.

     Net Loss. The net loss for the nine months and three months ended October 31, 2000 was $3.7 million and $1.0 million, a decrease of $3.2 million and a decrease of $1.6 million, compared to the net loss of $6.9 million and $2.6 million, respectively, for the nine months and three months ended October 31, 1999 as adjusted for the cumulative effect of the accounting change of $2.2 million. The net margin improved to (6.5%) from (10.3%) for the nine months ended October 31, 2000 versus the nine months ended October 31, 1999, and improved to (5.2%) from (12.3%) for the three months ended October 31, 2000 versus the three months ended October 31, 1999. These changes are attributable to a more rapid decrease in SG&A expenses relative to the decline in sales revenue, and the cumulative effect of the change in accounting method.


Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $27.4 million at October 31, 2000, a decrease of $2.2 million, or 7.6%, from $29.6 million at January 31, 2000. The Company has financed its operations principally through internally generated funds, supplemented by working capital borrowings under its Revolving Line of Credit Agreement when necessary.

     During the nine months ended October 31, 2000, the Company's cash and cash equivalents increased by $3.3 million to $4.6 million. Net cash of $7.2 million was provided by the Company's operating activities, offset by cash used for investing activities of $0.2 million and for financing activities of $3.4 million.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The costs of such contracts when utilized are included in the cost of inventory.

Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company initiated a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank ("Bank"). The Agreement provides for a total commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The funds advanced pursuant to the Agreement are used for working capital loans, letters of credit and deferred payment letters of credit and bear interest as provided for in the Agreement. The original terms of the Agreement restrict additional borrowings by the Company and required the Company to maintain certain levels of stockholders' equity. The Company was in default of this covenant for each of the quarters ending January 31, April 30, and July 31, 2000. Pursuant to the First Amendment to Revolving Credit and Security Agreement, dated as of October 30, 2000 (the "Amendment"), between the Bank and the Company, all of such defaults were waived by the Bank. The Amendment also amended the Agreement effective October 30, 2000 to replace the stockholders' equity covenant with a covenant based on an interest coverage ratio, as defined therein. The Company was in compliance with that covenant as of the close of the third quarter on October 31, 2000. There were no outstanding working capital borrowings against the Agreement at October 31, 2000. The credit facility incorporated in the Agreement was also used to support trade acceptances payable of approximately $3.2 million as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. From May 1993 through October 31, 2000, HAPL Leasing has closed approximately $226.2 million in lease agreements. As of October 31, 2000, approximately $202.8 million, or 89.7%, of the leases written have been sold to third-party financial institutions.

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

                           PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     The Company was granted a waiver by PNC Bank for the default of the financial covenant contained in its original Revolving Credit and Security Agreement for the fiscal quarters ended January 31, April 30, and July 31, 2000. Pursuant to the first Amendment to Revolving Credit and Security Agreement dated as of October 31, 2000, the Agreement was amended by changing the performance criteria from a stockholders' equity covenant to measurement by an interest coverage ratio. The Company satisfied the requirements of this covenant as of the quarter ended on October 31, 2000.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     Subsequent to the close of the quarter, the Company and Brandywine Realty Trust ("Brandywine") reached a tenative agreement for the sale of the Company's Hauppauge, New York facility. Concurrent with the closing of the sale, a leaseback agreement for the offices contained in the facility will be executed. The Company expects that the definitive agreement for these transactions will be executed shortly.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     *3.1 Restated Certificate of Incorporation of the Registrant

    **3.2 Amended and Restated By-laws of the Registrant

   ***4.1 Specimen of Class A Common Stock Certificate

   ***4.2 Specimen of Class B Common Stock Certificate

     10.1 First Amendment to Revolving Security Agreement dated as of October 30, 2000, by and among Hirsch International Corp., HAPL Leasing Co., Inc., Pulse Microsystems Ltd., Sedeco, Inc., Sewing Machine Exchange, Inc., Hirsch Equipment Connection, Inc., Hometown Threads LLC, Hirsch Business Concepts LLC and PNC Bank, National Association, as agent and lender.

     27 Financial Data Schedule

     *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter end October 31, 1997.

     ** Incorporated by reference from the Registrant's Form 10-Q filed for the quarter-end October 31, 1997.

     *** Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618.


     (b) Reports on Form 8K

         None.
                                      F-16

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


Dated: December 14, 2000