Form 10-K
period 2001-01-31
HIRSCH INTERNATIONAL CORP
filed 2001-05-09
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         Commission File No.:  0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                   11-2230715
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)
-----------------------------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 6.3 million shares of Class A Common Stock held by non-affiliates of the Company as of April 2, 2001 is $7.5 million.

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
                     par value $.01


     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 2001.

                                     PART I

Item 1.  Business

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery parts, supplies, accessories and proprietary embroidery products, and a range of equipment financing options. In addition, Hirsch provides a comprehensive service program, user training and software support. More recently, through its Hometown Threads, LLC venture, the Company has moved from test marketing its retail embroidery services concept to implementation of a national franchise program. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until recently, these trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch. However, beginning in fiscal 1999 and continuing through fiscal 2001, the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers that resulted in reduced demand for large embroidery machines. As a result, the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has the exclusive right to distribute Tajima small (one through six-head "FX" models) machines in the continental United States and Hawaii and large (six-head through thirty-head "DC" models) machines in 39 states. In the states of Arizona, Idaho, Montana, Nevada, Oregon, Utah, Washington, Wyoming, and Hawaii, Hirsch has semi-exclusive rights to distribute Tajima large machines. Beginning in fiscal year 2000, Tajima granted Hirsch the non-exclusive right to distribute to US-based customers who had expanded their operating facilities into the Caribbean region.

     The Company enjoys a solid relationship with Tajima, having spanned more than 20 years. Hirsch is Tajima's largest distributor in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai").

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies proprietary application software programs which enhance and simplify the embroidery process, as well as enable the customization of designs and reduce production costs. The majority of Pulse's proprietary application software programs are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me and Windows (R) NT environments, which Hirsch believes will further simplify usage and enhance user flexibility. The Company believes that Pulse Signature(TM) software is unique in the industry in that it earned the right to use the Microsoft Windows(R) compliance trademark.

     The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provides a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products.

     The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars, e-commerce presence and trade shows. The Company's long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima distribution rights, industry expertise and technological innovation to enable it to increase the overall size of the embroidery equipment market and its market share.

The Embroidery Industry

     The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins and production efficiencies which has transformed the embroidery industry from being extremely labor-intensive to an industry characterized by a high level of automation. Past innovations to embroidery machines offered superior design flexibility and increased speed and provided the manufacturer with the ability to embroider finished products, the ability to efficiently embroider up to fifteen colors at a time, automatic thread trimming, and other labor-saving improvements. Current innovations include a narrow cylinder arm sewing head that permits embroidery on small diameter apparel, such as pockets, sleeves, pant legs and socks. The embroidery industry on a world-wide basis also benefits from the demand for licensed products distributed by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered have attracted broad fashion and commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of one to a group of needles that are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software.

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services and financing needs. To achieve this goal, the Company has developed a comprehensive approach under which it (i) assembles and sells a broad range of Tajima embroidery machines, (ii) develops and supplies proprietary application software programs for embroidery machines, (iii) provides leasing options to customers to finance equipment purchases, (iv) sells a broad range of embroidery supplies, accessories and proprietary products, (v) reconditions, remanufactures and sells used embroidery equipment, and (vi) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services and financing needs. In addition, the Company, through its Hometown Threads, LLC venture, is currently implementing its concept to provide retail embroidery services at Wal*Mart(R) stores, shopping center and mall locations. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

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

     Pulse Microsystems Ltd. Software. The Company's Pulse subsidiary offers a wide range of proprietary application software products to enhance and simplify the embroidery process. A majority of the Company's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me and Windows(R) NT environments that the Company believes will enhance creativity, ease of use and user flexibility. It is the Company's established practice to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 17,500 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse continues to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has created what the Company believes is the first Internet-compatible design software, branded "StitchPort(R)" and is implementing a business plan to commercialize this product. Pulse has bolstered its software development team and will continue to work closely with Hirsch and Tajima to develop software that enhances new features in the embroidery machines being introduced.

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

     At the end of fiscal 1999 the Company created its new "Building Blocks" division, specializing in the creation and sale of stock embroidery designs and associated software products into the retail market. The Company has expanded the brand to include marketing and development of its clamping systems.

     Retail Embroidery Services. In fiscal 1999, the Company created a retail embroidery concept known as Hometown Threads(TM) for the purpose of providing retail embroidery services within Wal*Mart(R) establishments. Hometown Threads(TM) has concluded the test market phase and is expanding through a franchise program in Wal*Mart(R) stores and other mall and shopping center locations throughout the United States.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed from its headquarters and regional service center. After the Company delivers an embroidery machine to a customer, its trained personnel may assist in the installation, setup and operation of the machine. The Company employs a staff of service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its service technicians to the customer. Software support is conducted by telephone-based software staff located at the Company's Pulse Microsystems Ltd. subsidiary. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.


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

     Hometown Threads, LLC. The Company initiated a pilot program with Wal*Mart(R) in late fiscal 1999 and developed and refined it throughout fiscal 2000 and 2001. The objective was to establish a retail embroidery service business within the Wal*Mart(R) environment and determine if such a "store within a store" concept could be financially feasible for both Wal*Mart(R) and an independent retail embroidery operator in that environment. Hometown ThreadsTM has obtained approval from Wal*Mart(R) to expand to the implementation phase of up to 25 store locations in fiscal 2002. The insights learned from this program have had a direct benefit to the general operations of Hirsch, in that there is improved direct knowledge of the needs and operating issues faced by the independent embroidery operator. Significant changes are being implemented within the Hirsch organization to better respond to those needs. This in turn positions Hirsch as a knowledgeable resource to meet the broad business needs of this embroidery entrepreneur customer.

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

     Expand Sales of Value-Added Product and Services. Once a relationship with a customer is established through the sale of a new or used embroidery machine, the Company seeks to increase its sales through an expanded software product line developed by Pulse and a broad range of embroidery parts, supplies and accessories. Higher margins are typically available in these expanded product offerings. The leasing options offered through HAPL Leasing also present the Company with opportunities for increased revenues through the sale of new embroidery equipment. New product development investments have been made in internet-based distribution channels and internet deliverable software products. Additional programs include a machine rental program for customers with specific project requirements for which their existing capacity or capabilities cannot meet the volume or other requirements. Further development of productivity enhancing accessories such as clamping systems are adding breadth to the Company's product offerings through existing and new distribution channels. In addition, the Company's embroidery supplies and accessories product line also is offered to all users of embroidery equipment in the United States through trade publications, print advertising and trade show participation.

     Ability to Accept Used Equipment on a Trade-In Basis. As part of its sales and marketing efforts, the Company may accept used embroidery equipment from a customer to whom it is providing new machinery. Improved management of the used machine trade-in, acquisition, and sales process has delivered value to the used machine customer and improved margins to the Company.

     Assembly Operations. The Company's Tajima USA, Inc. ("TUI") subsidiary maintains a facility located in Ronkonkoma, New York, near the Company's headquarters. Assembly of Tajima machines of up to eight heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times and production flexibility enhance the responsiveness to changing needs of the market. TUI's net sales during the fiscal year ended January 31, 2001 were approximately $11.6 million.


Embroidery Equipment

     Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $12,000 to $150,000. Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

Recent Product Developments

     The Company often collaborates with Tajima in the development of embroidery products. Over the past few years, Tajima has introduced the following embroidery products: (i) machines with faster operating speeds and a wider variety of color selections; (ii) wide cap embroidery system, which expands the small sewing field on finished caps to a 270 degree continuous arc; (iii) the multi-color chenille embroidery machine, which enables embroiderers to create more elaborate and colorful designs with chenille stitches; (iv) a single head chenille embroidery machine which enables the embroidery entrepreneur the opportunity to enhance their products at an affordable price, and; (v) a narrow cylinder arm sewing head which permits embroidery on small diameter apparel such as sleeves and pockets. The Company believes that these innovations will allow new applications for the use of embroidery machines that will impact the sportswear market. Additionally, Tajima develops customized applications to address specific customers needs.

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

     While continuing to invest in research in its core embroidery technologies, Pulse has also created specialized and targeted applications that are addressing the particular needs of growing segments of the embroidery market such as retail operations, small entrepreneurs and uniform manufacturers. Pulse has also designed, as part of their new PowertoolsTM suite of applications, products that assist customers in creating an internet presence for their embroidery creations. In addition, Pulse has created and is implementing StitchPort(R) that the Company believes is the first internet-compatible design software in the market.

     Pulse has expanded its distribution network by establishing distributor relationships in 43 countries worldwide. While beginning from a small dollar value base, Pulse international sales have grown dramatically and are expected to continue to grow as these new relationships strengthen Pulse's position as the global leader in embroidery software.

Leasing

     In order to become a single source provider to the embroidery industry, the Company formed HAPL Leasing in 1990. The Company believes that it is the only embroidery equipment distributor with a captive leasing subsidiary providing the Company with a unique competitive advantage.

     Approximately 28.9% of the Company's new machine sales were financed through HAPL Leasing for the year ended January 31, 2001, compared to 42.5% for the year ended January 31, 2000. Historically, HAPL Leasing has minimized its financing needs by selling substantially all of its sales-type leases to third party financial institutions. This trend continued in fiscal 2001. Additionally, during the third quarter of fiscal 1998, HAPL Leasing entered into an Ultimate Net Loss ("UNL") Limited Liability Recourse Agreement with a third-party financial institution. The maximum exposure is limited to 10% of the minimum lease payments receivable, for which the Company records a reserve. The selling price of the leases to financial institutions generally will be a lump sum equal to the sales price of the embroidery equipment leased, plus a portion of the finance charges paid by the lessee. At the end of the lease term, for those leases that HAPL Leasing has retained the residual value of the embroidery equipment, it may revert to HAPL Leasing or HAPL Leasing may sell the equipment to the lessee at terms agreed upon in the original lease agreement. Each lease generally has a term of 5 years. As of January 31, 2001, HAPL Leasing had sold approximately 90.7% of its leases.

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

Used Embroidery Machinery

     The Company accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine on a case by case basis. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for reconditioned and remanufactured embroidery machines represents an established share of the machine market and operates its Hirsch Used Machine Division to capitalize on this source of revenue.

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

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 25 trade shows annually. The Company's sales staff is headed by Paul Levine, President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are considered the highest quality embroidery equipment available, and therefore the Company attempts not to compete exclusively on a price basis but rather a value added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition by lower quality manufacturers, the Company attempts to maintain a balance between market share and margins to the best degree possible. While in the short-term this may result in reduced share, the Company believes that this is the only way to sustain itself over the long-term.

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

     The Company provides its customers with a limited two-year warranty against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers specific classes of parts and labor for various periods up to two years. Tajima provides the Company with a six month warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

Supplier Relationships with Tajima

     The Company has four separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has a term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and has a term of five years. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head "FX" model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement, which has an initial term of five years, terminates on February 20, 2002, and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The fourth agreement ("the Caribbean Agreement") which was effective July 27, 1999 permits the
Company to distribute Tajima machines to US-based customers who are operating expansion facilities in the Caribbean region. It has continued without change from the initial trial period.

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

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International and Melco Industries, who distribute products directly into the Company's markets. The Company also competes against local Tajima distributors in certain western US markets. The Company believes it competes against these competitors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes. A new competitor, SunStar, trading under the "SWF" brand name, has entered the worldwide market for embroidery machines and has aggressively competed on a price basis in various Pacific rim countries, Europe and the US.

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

     The Company's embroidery supplies and accessories business competes with ARC, a division of Melco Industries, MIM, a division of Brother Industries, and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that the Company will benefit from the breadth of its product line, development of proprietary products and the fact that the Company is a single source provider.

Patents and Copyrights

     The Pulse software has copyright protection under Canadian law and the Berne Convention that also affords it protection in the United States. Certain of the Pulse software has also been granted United States copyright registrations. The following patents have been granted in the United States:
5,270,939:  "Method  For  Modifying  Embroidery  Design  Programs";   5,343,401:
"Embroidery Design Systems"; 5,430,658: "Method For Creating Self-Generating Embroidery Pattern"; 5,510,994: "Method for Automatically Generating Chain Stitches"; 5,668,730: "Method for Automatically Generating Chain Stitches"; 5,506,784: "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern"; 5,541,847: "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern."; 5,771,173: "Method for Automatically Generating A Chenille-Filled Embroidery Stitch Pattern."; 5,809,921: "Method for Generating a Continuously Stitched Regional Carved Fill Composite Embroidery Stitch Pattern"; 6,196,146: "Web Embroidery System and Method"; and 6,216,618: "Embroidery System Utilizing Windows CE based GUI".

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

Employees

     As of January 31, 2001, the Company employed approximately 290 persons engaged in sales, service and supplies, product development, finance, administration and management for the Company, Pulse, TUI and HAPL Leasing. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ending January 31, 2001, approximately 90.6% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima. Four separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has a term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and has a term of five years. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western continental states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which has an initial term of five years, became effective on February 21, 1997, and contains a renewal provision that permits successive five year renewals upon mutual agreement of the parties. The fourth Agreement (the "Caribbean Agreement") was for a one-year trial period, effective July 27, 1999, that permitted the Company to distribute Tajima equipment to its existing US-based customers who establish expansion facilities in the Caribbean region. Activity under the fourth agreement has continued without change from inception. Each of the first three Tajima Agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In recognition of difficult general industry conditions, Tajima agreed to waive meeting these specific targets in fiscal year 2001. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to maintain ownership of a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Importing Tajima's equipment from Japan subjects the Company to risks of engaging in business overseas, including international political and economic conditions, changes in the exchange rates between currencies, tariffs, foreign regulation of trade with the United States, and work stoppages. The interruption of supply or a significant increase in the cost of Tajima equipment for any reason could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, Tajima manufactures its embroidery machines in one location in Japan. The Company could be materially and adversely affected should this facility be seriously damaged as a result of a fire, natural disaster or otherwise. Further, the Company could be materially and adversely affected should Tajima be subject to adverse market, business or financial conditions.

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

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen either increases the cost to the Company of its embroidery machine inventory or results in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima, however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to maintain profitability. The Company's Pulse Microsystems Ltd. subsidiary conducts business through 43 distributors throughout the world, and while most transactions are conducted in US dollars, there are some that are transacted in major European currencies, including Deutschmarks, French Francs and Euros, as well as Japanese Yen. While an increasing part of Pulse's business, the foreign exchange exposure created by these transactions is not presently material to the consolidated results of the parent Company, and they are not hedged through any derivative currency product. Should they become material, there can be no assurance that the Company will be able to effectively hedge against all currency fluctuations.

Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary TUI, initially in configurations of up to six heads per machine and currently including eight head machines. Tajima provides the Company with technical assistance and support. While TUI operations were profitable in fiscal 2001, the throughput of the facility is largely dependent on continued demand for embroidery machines generated by the Hirsch sales organization.

Creation of Additional Revenue Streams

     In July 1999 the Company was granted the rights to distribute new embroidery machines into its existing US-based customers who have expanded facilities in the Caribbean region. There can be no assurance that the Company will be able integrate activity in the new territories with the Company's operations without substantial costs, delays or problems or that the Company will be able to profitably sell equipment or the Company's value-added products in the Caribbean region.

     The Company's Hometown Threads venture was created for the purpose of establishing retail embroidery service centers within Wal-Mart(R) retail locations. As of the end of fiscal 2001, Hometown Threads had concluded a pilot test market at two Wal-Mart(R) centers located in Texas and was authorized by Wal-Mart(R) to continue to an expansion strategy of up to 25 units. While the relationship with Wal-Mart(R) is good, the Company is dependent on the continued existence of the master lease with Wal-Mart(R) for implementation of its franchise program of Hometown Threads within Wal-Mart(R) locations. There can be no assurance that locations outside of Wal-Mart(R) will provide the same opportunity for expansion of the franchise program as those within Wal-Mart(R), or that the Wal-Mart(R) locations will be available concurrent with qualified franchisees as those customers are developed. As of the end of fiscal 2001, the Company's net investment in Hometown Threads was approximately $1.1 million. Although the Company believes it will be able to access the market for retail embroidery services, there is no guaranty that it will be successful in doing so, or that it will be able to do so on a profitable basis.

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

Leasing Operations

     HAPL Leasing provides a range of equipment financing options to customers wishing to finance equipment purchases. HAPL Leasing retains selected leases for which it has not obtained a purchase commitment from its funding sources. Although HAPL Leasing has sold approximately 90.7% of the leases it has written to date, the marketability of these leases is subject to changes and volatility in the equipment financing industry in general, and there can be no assurance that it will continue to be able to sell its leases to third party funding sources. Unfunded leases create the risk of nonpayment by lessees, including the risk that foreclosure could be hampered by bankruptcy or other legal proceedings, and the risk that foreclosed equipment cannot be re-leased or sold due to market conditions or the physical condition of the equipment. The operations of HAPL Leasing are interest rate sensitive. If interest rates rise, there can be no assurances that profit margins can be maintained, and, consequently, the business financial condition and results of operations of HAPL Leasing could be materially and adversely affected.

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

Inventory

     The Company's ordering cycle for new embroidery machines is approximately three to four months prior to delivery to the Company. Since the Company generally delivers new Tajima embroidery machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to lower than forecasted demand, in fiscal 1999 and fiscal 2000 the Company experienced an increase in inventory levels beyond the desired supply which caused the Company to experience higher than projected inventory costs. The Company has reduced new machine inventories substantially over the past two years, moving to "just in time" inventory management policies. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Existing Management

     The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; Paul Levine, President, and a Director of the Company; Ronald Krasnitz, Chief Operating Officer, Secretary and a Director of the Company; and Richard Richer, its Executive Vice President, Finance and Administration, and Chief Financial Officer. Pulse's continued success will depend to a significant extent upon the abilities and continued efforts of Tas Tsonis, Vice President and a Director of the Company and CEO of Pulse and Brian Goldberg, Vice President of the Company and President of Pulse. Effective as of February 24, 1999, Messrs. Tsonis and Goldberg elected to renew their respective employment agreements for an additional three (3) year term. Mr. Krasnitz is currently in the fifth year of a five-year employment agreement. Messrs. Arnberg, Levine and Richer are not bound by any written employment agreement with the Company. The loss of the services of Messrs. Arnberg, Levine, Krasnitz, Tsonis, Goldberg or Richer or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2.  Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. Subsequent to the close of the fiscal year, this facility was sold to Brandywine Realty Trust and approximately 24,500 square feet was leased back in a concurrent transaction. This property houses the Company's executive offices, the Northeast sales office, technical service and HAPL Leasing.

     In March 1997, the Company entered into a five-year lease for a 25,000 square foot factory facility in Ronkonkoma, New York where Tajima USA, Inc. ("TUI"), operates a machine assembly facility. The lease provides for lease payments of approximately $132,000 per annum.

     In addition to the Company's headquarters and assembly facilities occupied by TUI, the Company leases 14 regional satellite offices, as well as a location in Mississauga, Ontario, Canada for Pulse headquarters. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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


Fiscal 2001                                               High              Low
-----------                                               ----              ---

First Quarter ended April 30, 2000........................$ 1.750          $ 0.750
Second Quarter ended July 31, 2000........................$ 1.500          $ 0.750
Third Quarter ended October 31, 2000......................$ 1.438          $ 0.938
Fourth Quarter ended January 31, 2001.....................$ 1.313          $ 0.688

Fiscal 2000                                                High             Low
-----------                                                ----             ---

First Quarter ended April 30, 1999........................$3.875           $1.750
Second Quarter ended July 31, 1999........................$2.500           $2.031
Third Quarter ended October 31, 1999......................$2.188           $  .813
Fourth Quarter ended January 31, 2000.....................$2.125           $1.094

Fiscal 1999                                                High             Low
-----------                                                ----             ---

First Quarter ended April 30, 1998........................$22.750          $8.094
Second Quarter ended July 31, 1998........................$11.250          $4.500
Third Quarter ended October 31, 1998......................$  5.625         $2.000
Fourth Quarter ended January 31, 1999.....................$  5.500         $2.750



     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of April 30, 2001, the Company believes that there were approximately 3,652 beneficial owners of its Class A Common Stock.

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




                                    PART III

ITEM 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 2001 and 2000 and for the fiscal years ended January 31, 2001, 2000, and 1999 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 1998 and 1997, and for the fiscal years ended January 31, 1998 and 1997 are derived from audited Consolidated Financial Statements not included herein.

                                                                             Year Ended January 31,
                                                              (in thousands of dollars, except per share amounts)

Hirsch International Corp. and Subsidiaries                       2001        2000     1999      1998      1997
-------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
Net sales....................................................  $ 68,328    $ 86,958  $122,198  $147,045  $122,195
Interest income related to sales-type leases.................     1,939       3,863     5,348     5,432     3,243

Cost of sales................................................    46,311      59,846    85,054    96,099    80,820
Operating Expenses (3).......................................    40,181      40,491    44,381    41,055    29,070
(Loss) income before income tax (benefit) provision......       (15,786)   (10,369)    (6,066)   14,255    15,170

Income tax (benefit) provision...............................      (224)       972     (1,848)    6,059     6,402
(Loss) Income before cumulative effect of accounting
change.......................................................        -     (11,635)        -         -         -
Cumulative effect of accounting change....................           -       2,187)        -         -         -
Net (loss) income (2).........................................  (15,671)   (13,822)(2  (4,608)    8,196     8,768
Basic net (loss) income per share (1).........................   $(1.72)    $(1.48)    $(0.49)    $0.92     $1.13

Diluted net (loss) income per share (1).......................   $(1.72)    $(1.48)    $(0.49)    $0.89     $1.10
Shares used in the calculation of basic
  net (loss) income per share (1).............................    9,112      9,348      9,413     8,953     7,782
Shares used in the calculation of diluted
  net (loss) income per share (1).............................    9,112      9,348      9,436     9,236     7,967


(1) Basic and diluted net income per share figures and shares used in the calculation of diluted net income per share for fiscal year 1997 have been retroactively adjusted to reflect the adoption of SFAB No. 128, "Earnings per Share".

(2)  Net of the cumulative effect of SAB101 accounting change.

(3) Fiscal year 2001 SG&A includes a write-down of impaired goodwill of $7.6 million.

                                                                       January 31,
                                                               (in thousands of dollars)

Hirsch International Corp. and Subsidiaries         2001        2000      1999       1998        1997
-----------------------------------------------------------------------------------------------------

Balance Sheet Data:
Working capital................................. $ 25,214    $ 29,627   $ 51,939  $ 40,169 (5) $ 22,004
Total assets....................................   54,030      80,216    106,935   114,832 (5)   83,696
Long-term debt, less current maturities.........       79         989     15,640     1,421       13,194 (4)

Stockholders' equity............................   40,278      56,253     70,207    75,623 (5)   41,682


(4) Included in long-term debt, less current maturities at January 31, 1997 is $11,645,000 of debt relating to the acquisitions of SMX and Sedeco.

(5) In June 1997, in connection with a Secondary Offering (the "Secondary Offering"), the Company received net proceeds of approximately $24,300,000 after deducting expenses of the Secondary Offering).



Hirsch International Corp
Summarized Quarterly Data


$ in thousands, except for per share amounts                                 Fiscal Quarter
2001                                                   First        Second        Third        Fourth         Total
----                                                   -----        ------        -----        ------         -----
Revenue                                               18,726        18,544       19,732        13,265        70,267
Gross Profit                                           7,203         6,975        6,383         3,395        23,956
Impairment of Goodwill                                    -             -            -          7,640         7,640
Net Earnings (Loss)                                     (969)       (1,705)      (1,035)      (11,960)      (15,669)
-------------------                                     -----       -------      -------      --------      --------
Basic and Diluted (Loss) Per Share                     (0.11)        (0.19)       (0.11)        (1.31)        (1.72)
                                                       ======        ======       ======        ======        ======

2000
----
Revenue                                               25,376        20,392       21,064        23,989        90,821
Gross Profit                                           9,335         6,955        5,882         8,803        30,975
Cumulative Effect of Accounting Change                (2,187)           -            -             -         (2,187)
Net Earnings (Loss)                                   (2,917)       (1,383)      (2,582)       (6,940)      (13,822)
Basic and Diluted Earnings (Loss) Per Share Before
    Cumulative Effect of Accounting Change             (0.08)        (0.15)       (0.28)        (0.74)        (1.25)
Cumulative Effect of Accounting Change                 (0.23)           -            -             -          (0.23)
                                                       ------        -----        ------        ------        ------
Basic and Diluted (Loss) Per Share                     (0.31)        (0.15)       (0.28)        (0.74)        (1.48)
                                                       ======        ======       ======        ======        ======


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

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth was fueled by rapid technological advances in software and hardware, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand. The Company initiated several programs to broaden the product offering to these smaller machine customers in the latter part of fiscal 2000.

     Fiscal 2001 continued the trend begun in the industry in fiscal 1999, with retrenchment driven by the relocation and continued investment offshore of large multi-head equipment customers. While growth of small machine customers stabilized in the domestic market, the market continued to experience a decline in large machine sales, continuing the change in the sales mix of embroidery machines and an overall decline in demand. It was further compounded by weakening value in foreign exchange of the Yen versus the US dollar, resulting in dollar price pressure for machine sales. All Japanese equipment based competitors in the industry faced difficulty in meeting these new market demands. In fiscal 1999 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and disposing of facilities no longer required to support its new business model (See Note 8 of Notes to Consolidated Financial Statements). The Company continued to reduce overhead operating costs throughout fiscal 2000 and 2001, as the market continued to seek a level of stability. The Company believes the continued implementation of the overhead cost reduction program will position it to return to profitable operations at anticipated reduced revenue levels.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 2001, 2000 and 1999.


                                           2001           2000          1999
                                           ----           ----          ----

Net sales                                  97.2%          95.7%         95.8%

Interest income related
  to sales-type leases                      2.8%           4.3%          4.2%
                                          ------         ------        ------
Total revenue                             100.0%         100.0%        100.0%

Cost of                                    65.9%          65.9%         66.7%
sales

Operating expenses                         57.2%          44.6%         36.7%

Interest expense, net                       0.5%           1.4%          1.2%

Other expense (income), net                -1.1%          -0.5%          0.2%
                                          ------         ------        ------
(Loss) income before income
  taxes and minority interest             -22.5%         -11.4%         -4.8%

Income tax (benefit) provision             -0.3%           1.1%         -1.5%

Cumulative Effect of Accounting
 Change                                     -             -2.4%          0.0%

Minority Interest                           0.2%           0.3%          0.3%
                                          ------         ------        ------
Net (loss) income                         -22.3%         -15.2%         -3.6%
                                          ======         ======        ======


                Fiscal Year 2001 as Compared to Fiscal Year 2000


     Net sales. Net sales for fiscal year 2001 were $68.3 million, a decrease of $18.7 million, or 21.5%, compared to $ 87.0 million for fiscal year 2000. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2001 is attributable to a decrease in overall demand for new multi-head embroidery machines, stability in demand for small embroidery machines, coupled with increased competition and a weakened Yen exchange rate, resulting in downward pressure in US dollar pricing.

     Sales of new embroidery machinery represented approximately 66.4% and 72.8% of net sales for fiscal year's 2001 and 2000, respectively. Small embroidery machines (one through six-head "FX" models) represented approximately 66.5% of total new embroidery machine sales for fiscal year 2001 as compared to 57.7%, for fiscal year 2000. Large embroidery machines (six-head "DC" models through thirty-head models) represented approximately 33.5% of total new embroidery machine sales during fiscal year 2001 as compared to approximately 42.3% for fiscal year 2000.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for fiscal year 2001 aggregated approximately $25.8 million as compared to $23.6 million for fiscal year 2000.

     Interest income related to sales-type leases. HAPL's interest income decreased 49.8%, to $1.9 million for fiscal year 2001 from $3.9 million for fiscal year 2000. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 28.9% of total new equipment sales for fiscal year 2001 as compared to 42.5% for fiscal year 2000. This also reflects tightened credit criteria used by the leasing organization.

     Cost of sales. For fiscal year 2001, cost of sales decreased $13.5 million or 21.9%, to $46.3 million from $59.8 million for fiscal year 2000. The decrease was a result of the related decrease in net sales for fiscal year 2001 as compared to fiscal year 2000. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined for fiscal year 2001 to 34.1%, as compared to 34.7% for fiscal year 2000. The reductions in gross margin are mainly attributable to aggressive pricing used to meet competitive products, and changes in overall sales mix.

     Operating Expenses. As reported for fiscal year 2001, operating expenses decreased $0.3 million or 0.8%, to $40.2 million from $40.5 million for fiscal year 2000. Operating expenses increased as a percentage of revenues to 57.2% for fiscal year 2001, from 44.6% for fiscal year 2000. During the fourth quarter of fiscal 2001 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off approximately $7.6 million of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitizing embroidery business assets of All Pro Punching, Inc. of approximately $0.2 million, reflecting discontinuance of those operations. The goodwill write-off represented a per-share net loss of $ 0.84 both on a basic and diluted basis for fiscal year 2001. The Company also continued to incur development costs associated with the Hometown Threads business initiative. While operating expenses continue to decline as a result of the Company's cost reduction programs, of the percentage increase in operating expenses versus revenues for fiscal 2000, a significant portion is attributable to these non-recurring and developmental expenses. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The Company anticipates that actions taken in accordance with the plan will continue to reduce costs through the consolidation of support and back office infrastructure and reduction of overhead. The Company anticipates this will bring operating expenses in line with revised sales projections.

     Interest Expense. Interest expense for fiscal year 2001 was $0.4 million versus interest expense of $1.3 million for fiscal year 2000. The Company continued its aggressive inventory reduction program in fiscal year 2001. The results of this program directly reflect increased liquidity and decreased interest expense as a result of reduced working capital borrowings outstanding against the Company's Revolving Credit Agreements during fiscal 2001 as compared to fiscal 2000.

     Income tax (benefit) provision. The income tax provision reflected an effective tax benefit rate of approximately 0.3% for the twelve months ended January 31, 2001 as compared to an income tax rate of 9.6% for fiscal year 2000. The difference of the above rates to the federal statutory rate is the valuation allowance established on deferred tax assets since the company cannot determine the future utilization of those assets.

     Net (Loss) income. The net loss for fiscal year 2001 was $15.7 million, a decline of $1.9 million, compared to a net loss of $13.8 million for fiscal year 2000. The net margin declined to (22.2%) for fiscal year 2001 from (15.2%) for fiscal year 2000. These declines are attributable to the decrease in net sales, an increase in operating expenses as a percentage of revenues, and a goodwill impairment charge of $7.6 million. The reported loss for fiscal year 2000 included a cumulative effect for accounting change of $2.2 million; without that change the difference between fiscal year 2001 and fiscal year 2000 would have been $2.2 million greater.

                Fiscal Year 2000 as Compared to Fiscal Year 1999


     Change in accounting method. On December 3, 1999, The SEC issued its "Staff Advisory Bulletin No. 101- Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 statements, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes the basis for a conservative approach to revenue recognition, including a deferral of revenue recognition of equipment sales based upon customer acceptance of installation, rather than upon shipment by the distributor, where such installation is a substantive part of the sale. Historically, as the value of the installation is not material to the sale, Hirsch accounting practice, in accordance with GAAP, had been to accrue the expense where installation was not yet completed. This change in accounting method requires an adjustment of fiscal year 2000 results in the form of an after-tax expense, which reflects the cumulative effect on the fiscal years' results due to the application of the changed accounting method. Prior years' comparisons are discussed as originally reported without the accounting change applied.

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

     Sales of new embroidery machinery represented approximately 72.8% and 79.0% of net sales for fiscal years 2000 and 1999, respectively. Small embroidery machines (one through six-head "FX" models) represented approximately 57.7% of total new embroidery machine sales for fiscal year 2000 as compared to 51.1%, for fiscal year 1999. Large embroidery machines (six-head "DC" models through thirty-head models) represented approximately 42.3% of total new embroidery machine sales during fiscal year 2000 as compared to approximately 48.9% for fiscal year 1999.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for fiscal year 2000 aggregated approximately $23.6 million as compared to $25.7 million for fiscal year 1999.

     Interest income related to sales-type leases. HAPL's interest income decreased 28.8%, to $3.9 million for fiscal year 2000 from $5.3 million for fiscal year 1999. This decrease is directly related to the decrease in new embroidery machine sales. The percentage of new equipment sales which are leased was 42.5% of total new equipment sales for fiscal year 2000 as compared to 50.7% for fiscal year 1999.

     Cost of sales. For fiscal year 2000, cost of sales decreased $25.3 million or 30.2%, to $59.8 million from $85.1 million for fiscal year 1999. The decrease was a result of the related decrease in net sales for fiscal year 2000 as compared to fiscal year 1999. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined for fiscal year 2000 to 34.7%, as compared to 36.0% for fiscal year 1999. The reductions in gross margin are mainly attributable to aggressive pricing used to increase sales of slower moving new machine inventory as well as substantial write-downs and increased reserves for slow-moving new machinery.

     Operating Expenses. For fiscal year 2000, operating expenses decreased $3.9 million or 8.7%, to $40.5 million from $44.4 million for fiscal year 1999.
Operating expenses increased as a percentage of revenues to 44.6% for fiscal year 2000, from 34.8% for fiscal year 1999. Additional expenses were incurred in the replacement of the Company's revolving credit facilities, as well as development costs incurred for Building Blocks and Hometown Threads business initiatives. While operating expenses continue to decline as a result of the Company's cost reduction programs, of the percentage increase in operating expenses versus revenues for fiscal 2000, a significant portion is attributable to these non-recurring and developmental expenses. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The Company anticipates that actions taken in accordance with the plan will continue to reduce costs through the consolidation of support and back office infrastructure and reduction of overhead. The Company anticipates this will bring operating expenses in line with revised sales projections.

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

     Income tax (benefit) provision. The income tax provision reflected an effective tax rate of approximately 9.6% for the twelve months ended January 31, 2000 as compared to an income tax benefit rate of 30.5% for fiscal year 1999. The principal components of the deferred income tax assets recognized in fiscal 1999 resulted from allowances and accruals that were not then deductible for tax purposes and differences in amortization periods between book and tax bases. In fiscal 2000 the Company has established a 100% valuation allowance against these deferred tax assets, however, the Company anticipates that over the nineteen-year life of the tax loss carry-forward, this will be realized as profits are earned in the future.

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

Liquidity and Capital Resources

     Operating Activities and Cash Flows

     The Company's working capital was $25.2 million at January 31, 2001, decreasing $4.4 million or 14.9%, from $29.6 million, at January 31, 2000. The decrease in working capital was principally due to continued reductions in inventory, accounts receivable and accounts payable, reflecting an absolute lower level of business activity. The Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its revolving credit facilities, along with cash generated by operations.

     During fiscal year 2001, the Company's cash increased by $6.2 million to $7.5 million. Net cash of $10.5 million was provided by the Company's operating activities and was largely driven by decreases in the balance of accounts receivable, inventory and net investment in sales-type leases.

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

     Cash generated from operations of $171,000 was used for the purchase of 134,620 shares of the Company's stock in the open market during fiscal year 2001, at an average cost of approximately $1.30 per share.

     Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company entered a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain certain interest expense coverage ratios, as defined therein. There were no outstanding working capital borrowings against the Agreement at January 31, 2001. The Agreement was used to support trade acceptances payable of approximately $4.0 million as of that date.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $230.5 million in lease agreements through January 31, 2001. As of January 31, 2001, approximately $209.1 million, or 90.7%, of the leases written have been sold to third-party financial institutions.

     On October 27, 1994, Hirsch entered into a ten-year, $2,295,000 mortgage agreement with a bank (the "Mortgage") for its new corporate headquarters. The Company satisfied the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, in the first quarter of fiscal 2001, in accordance with the agreement, as amended.

     Future Capital Requirements

     Subsequent to the close of the year, the Company sold its corporate headquarters facility. This provided approximately $4.0 million in cash to be made available for operations. The Company believes these proceeds, with its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

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

     Recent Accounting Pronouncements

In December 1999, The SEC issued its "Staff Accounting Bulletin No. 101- Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, the Company has implemented the recommendations contained in SAB
101. SAB 101 establishes and clarifies the basis for revenue recognition.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives. Effective February 1, 2001, the Company will adopt FAS 133 and FAS
138. The initial impact of adoption on the Company's financial statements will be recorded in the first quarter of fiscal 2002 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FAS 125". This Statement replaces FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the adoption of this standard will not have a material effect on its operating results and disclosures.

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

     The Company may enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During fiscal 2001, the principal transactions hedged were purchases of machinery from the Company's major supplier. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. The cost of such contracts is included in the cost of the related machinery in inventory. A 5% strengthening or weakening of the U.S. dollar against purchases denominated in foreign currencies would have approximately a $2.2 million annualized impact on the cost of sales of the Company. The Company does not use foreign exchange contracts to hedge expected earnings.

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At year-end, there was no usage of the revolving credit facility. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

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


Consolidated Statements of Income ..................................................................F-5


Consolidated Statements of Stockholders' Equity.....................................................F-6


Consolidated Statements of Cash Flows...............................................................F-7


Notes to Consolidated Financial Statements...................................................F-11- F-26


(a)(3)  EXHIBITS
        --------

%3.1                 Restated Certificate of Incorporation of the Registrant
^3.2                 Amended and Restated By-Laws of the Registrant
*4.1                 Specimen of Class A Common Stock Certificate
*4.2                 Specimen of Class B Common Stock Certificate
^10.1                $60,000,000  Revolving  Credit Facility and $10,000,000  Credit Facility Dated as of September 26,
                     1997 among Hirsch  International  Corp., HAPL Leasing Co., Inc.,  Sewing Machine  Exchange,  Inc.,
                     Pulse  Microsystems,  Ltd.,  Sedeco,  Inc., The Bank of New York,  Mellon Bank,  N.A., Fleet Bank,
                     N.A., and The Bank of New York, as agent.
++10.2               Second Amendment to Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc.,
                     Sewing Machine Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment
                     Connection, Inc., The Bank of New York, Fleet Bank, N.A., Mellon Bank N.A., and The Bank of New
                     York, as agent.
++10.3               Waiver Agreement among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine
                     Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment Connection, Inc., The
                     Bank of New York, Fleet Bank, N.A., Mellon Bank N.A., and The Bank of New York, as agent.
**10.4               $2,295,000 Mortgage Note from Hirsch International Corp. to Chemical Bank
**10.5               Mortgage between Hirsch International Corp. and Chemical Bank
**10.6               Guaranty of Payment of HAPL Leasing Co, Inc. and Pulse Microsystems Ltd. to Chemical Bank
++10.7               Waiver and First Amendment to Mortgage between Hirsch International Corp. and The Chase Manhattan
                     Bank, dated as of April 30, 1999.
++10.8               Agreement of Modification of Note between Hirsch International Corp. and The Chase Manhattan Bank
                     dated as of April 30, 1999.
++10.9               Joinder by Guarantors among HAPL Leasing Co., Inc., Pulse Microsystems, Ltd. and The Chase
                     Manhattan Bank.
****10.10            Stock Purchase Agreement, dated June 7, 1996 by and among Hirsch International Corp. and Ronald
                     H. Krasnitz and Martin Krasnitz
*****10.11           Stock Purchase Agreement, Dated December 20, 1996 by and between Hirsch International Corp. and
                     Jimmy L. Yates.
*10.12               Employment Agreement between Henry Arnberg and the Registrant
*10.13               Employment Agreement between Paul Levine and the Registrant
*10.14               Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.
*10.15               Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.
***10.16             Employment Agreement between Ronald H. Krasnitz and Sewing Machine Exchange, Inc.
***10.17             Employment Agreement between Martin Krasnitz and Sewing Machine Exchange, Inc.
@10.18               Employment Agreement between Jimmy L. Yates and Sedeco, Inc.
+10.19               Amendment to Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.
+10.20               Amendment to Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.
*10.21               Distributorship Agreement Dated February 21, 1991 together with Supplements and Amendments thereto, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp. and
                     Hirsch International Corp. ("Hirsch Distributorship Agreement")
@10.22               Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996
@10.23               Distributorship Agreement, Dated February 21, 1991, together with Supplement Dated February 21,
                     1996, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp., and Sedeco,
                     Inc.
@10.24               West Coast Distributorship Agreement, Dated February 21, 1997, among Tajima Industries, Ltd.,
                     Nomura Trading Co. Ltd. and Nomura (America) Corp., and Hirsch International Corp.
%10.25               Stock Option Plan, as Amended
#10.26               1994 Non-Employee Director Stock Option Plan
@10.27               Registration Rights Agreement, Dated December 20, 1996, between Hirsch International Corp. and
                     Jimmy L. Yates
@10.28               Non-Qualified Stock Option Agreement between Hirsch International Corp. and Jimmy L. Yates, Dated
                     December 6, 1996
@10.29               Non-Qualified Stock Option Agreement between Hirsch International Corp. and Ronald H. Krasnitz,
                     Dated June 7, 1996
@10.30               Non-Qualified Stock Option Agreement between Hirsch International Corp. and Martin Krasnitz,
                     Dated June 7, 1996
+10.31               Agreement dated as of December 20, 1997 between the Registrant and Tokai Industrial Sewing
                     Machine Company, Ltd. for sale of a forty-five (45%) per cent interest in Tajima USA, Inc.
10.32                Waiver to Mortgage between Hirsch International Corp. and The Chase Manhattan Bank, dated as of
                     April 27, 2000.
10.33                Agreement of Modification of Note between Hirsch International Corp. and The Chase Manhattan Bank
                     dated as of April 27, 2000.
10.34                Joinder by Guarantors among HAPL Leasing Co., Inc., Pulse Microsystems, Ltd. and The Chase
                     Manhattan Bank dated as of April 27, 2000.
10.35                Memorandum of Request for Business with Mexico, Latin American and Caribbean Countries among
                     Hirsch International Corp., Tajima Industries Ltd. and TM Trading Co., Ltd. dated as of July 27,
                     1999.
+++10.36             Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange,
                     Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment Connection, Inc., Hometown Threads,
                     LLC, HJ Grassroots, LLC and PNC Bank, NA dated September 30, 1999.
10.37                Waiver and Amendment to Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc.,
                     Sewing Machine Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment
                     Connection, Inc., Hometown Threads, LLC, HJ Grassroots, LLC and PNC Bank, NA dated October 30,
                     2000.
21.1                 List of Subsidiaries of the Registrant
++++                 Auditor's letter of concurrence with management's change in accounting method adopting SAB 101 dated May 3, 2000.

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

         ++++ Incorporated by reference from Registrant's Form 10-K filed for the fiscal year ended January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIRSCH INTERNATIONAL CORP.
                                   Registrant

                                      By:/s/ Henry Arnberg
                                         -----------------
                                         Henry Arnberg, Chief Executive Officer
Dated:  May 9, 2001

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

             Signature                                        Title                                   Date
             ---------                                        -----                                   ----

/s/ Henry Arnberg                      Chairman of the Board of Directors and Chief                May 9, 2001
---------------------------             Executive Officer (Principal Executive Officer)
Henry Arnberg

/s/ Paul Levine                        President and Director                                      May 9, 2001
------------------------------
Paul Levine

/s/ Tas Tsonis                         Vice President and Director                                 May 9, 2001
------------------------------
Tas Tsonis

/s/ Richard Richer                     Executive Vice President-Finance and                        May 9, 2001
---------------------------              Administration, and Chief Financial Officer
Richard Richer                          (Principal Accounting and Financial Officer)

/s/ Ronald Krasnitz                    Executive Vice President, Chief Operating Officer,          May 9, 2001
---------------------------             Secretary and Director
Ronald Krasnitz

/s/ Marvin Broitman                    Director                                                    May 9, 2001
-------------------
Marvin Broitman

/s/ Herbert M. Gardner                 Director                                                    May 9, 2001
------------------------
Herbert M. Gardner

/s/ Douglas Schenendorf                Director                                                    May 9, 2001
------------------------
Douglas Schenendorf



Independent Auditors' Report


Board of Directors
Hirsch International Corp.
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of Material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for the year ended January 31, 2000.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
May 3, 2001


INDEPENDENT AUDITORS' REPORT


Board of Directors
Hirsch International Corp.
Hauppauge, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Hirsch International Corp. and Subsidiaries for the year ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of the operations and the cash flows of Hirsch International Corp. and Subsidiaries for the year ended January 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Jericho, New York
April 22, 1999




HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND 2000
-------------------------------------------------------------------------------

ASSETS                                                     2001               2000

CURRENT ASSETS:

  Cash and cash equivalents                            $7,544,000          $1,290,000
  Accounts receivable, net of an allowance for
  possible losses of approximately $2,570,000
  and $5,632,000, respectively                          9,840,000          17,293,000
  Net investment in sales-type leases -
   current portion (Note 6)                             2,576,000           2,583,000
  Inventories, net (Notes 4, 8 and 15)                 15,154,000          25,711,000
  Prepaid income taxes (Note 10)                        1,762,000           3,673,000
  Other current assets                                    274,000             423,000
                                                       ----------          ----------
          Total current assets                         37,150,000          50,973,000

NET INVESTMENT IN SALES - TYPE LEASES - Noncurrent
  portion (Note 6)                                      6,110,000           8,207,000

EXCESS OF COST OVER NET ASSETS ACQUIRED - Net
  of accumulated amortization of approximately
  $12,656,000 and $3,851,000, respectively
  (Notes 3,8 and 16)                                    4,169,000          12,974,000

PURCHASED TECHNOLOGIES - Net of accumulated
  amortization of approximately $1,323,000 and
  $1,132,000, respectively                                16,000              207,000

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated     5,447,000            6,544,000
  depreciation and amortization (Notes 7 and 9)
OTHER ASSETS                                           1,138,000            1,311,000
                                                     -----------         ------------
TOTAL ASSETS                                         $54,030,000         $ 80,216,000
                                                     ===========         ============
See notes to consolidated financial statements.

                                                                           (Continued)



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND 2000
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                      2001               2000

CURRENT LIABILITIES:

  Trade acceptances payable (Note 9)                   $3,974,000          $6,199,000
  Accounts payable and accrued expenses (Note 8)        7,924,000          12,805,000
  Current maturities of long term debt (Note 9)            38,000           2,342,000
                                                       ----------          ----------
          Total current liabilities                    11,936,000          21,346,000

LONG-TERM DEBT - Less current maturities (Note 9)          79,000             989,000
                                                       ----------          ----------
     Total liabilities                                 12,015,000          22,335,000
                                                       ----------          ----------
MINORITY INTEREST (Note 1)                              1,737,000           1,628,000
                                                       ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)

STOCKHOLDERS' EQUITY (Notes 1 and 11):
  Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                           -                   -

  Class A common stock, $.01 par value;
   authorized: 20,000,000 shares; issued and outstanding;
   6,815,000 and 6,112,000 shares, respectively,
   at January 31, 2001;and 6,815,000 and 6,488,700
   shares, respectively at January 31, 2000;               68,000              68,000
  Class B common stock, $.01 par value;
   authorized: 3,000,000 shares, outstanding:
   2,668,000 shares                                        27,000              27,000
  Additional paid-in capital                           41,397,000          41,397,000
  Retained earnings                                        50,000          15,721,000
  Accumulated other comprehensive income                   88,000             221,000
                                                       ----------          ----------
                                                       41,630,000          57,434,000
  Less: Treasury Class A Common stock at cost,
        461,000 and 326,300 shares, respectively        1,352,000           1,181,000
                                                       ----------          ----------
        Total stockholders' equity                     40,278,000          56,253,000
                                                       ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $54,030,000        $ 80,216,000
                                                       ==========         ===========






              HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Three Years Ended January 31,

                                                             2001                  2000                  1999
                                                        ----------------      ----------------      ----------------


REVENUES
   Net Sales                                                $68,328,000         $86,958,000          $122,198,000
Interest income related to sales-type leases                  1,939,000           3,863,000             5,348,000
                                                        ----------------      ----------------      ----------------
            Total revenue                                    70,267,000          90,821,000            127,546,000
                                                        ----------------      ----------------      ----------------

COST OF SALES
   Cost of sales (Note 15)                                   46,311,000          59,846,000            81,604,000
   Inventory write-down (Notes 4 & 8)                          -                   -                    3,450,000
                                                        ----------------      ----------------      ----------------
           Total cost of sales                               46,311,000          59,846,000            85,054,000
                                                        ----------------      ----------------      ----------------

GROSS PROFIT                                                 23,956,000          30,975,000            42,492,000
                                                        ----------------      ----------------      ----------------

OPERATING EXPENSES
   Selling, general and administrative expenses              32,541,000          40,491,000            44,381,000
   Impairment of Goodwill (Note 18)                           7,640,000            -                     -
   Restructuring costs (Note 3 & 8)                            -                   -                    2,377,000
                                                        ----------------      ----------------      ----------------
           Total operating expenses                          40,181,000          40,491,000            46,758,000
                                                        ----------------      ----------------      ----------------

OPERATING (LOSS)                                            (16,225,000)         (9,516,000)           (4,266,000)
                                                        ----------------      ----------------      ----------------
OTHER EXPENSE (INCOME)
   Interest expense (Note 9)                                    389,000           1,308,000             1,567,000
   Other                                                       (828,000)           (455,000)              233,000
                                                        ----------------      ----------------      ----------------
           Total other (income) expense - net                  (439,000)            853,000              1,800,000
                                                        ----------------      ----------------      ----------------


   (LOSS) BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES AND MINORITY
   INTEREST IN NET EARNINGS OF
   CONSOLIDATED SUBSIDIARY                                 (15,786,000)         (10,369,000)           (6,066,000)

INCOME TAX (BENEFIT) PROVISION (Note 10)                      (224,000)              972,000           (1,848,000)

MINORITY INTEREST IN NET EARNINGS
   OF CONSOLIDATED SUBSIDIARY (Note 1)                          109,000              294,000               390,000
                                                        ----------------      ----------------      ----------------

(LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                (15,671,000)          (11,635,000)           (4,608,000)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (Note 2 & 14)                                          -                   (2,187,000)             -
                                                        ----------------      ----------------      ----------------

NET (LOSS)                                                ($15,671,000)         ($13,822,000)          ($4,608,000)
                                                        ================      ================      ================

(LOSS) PER SHARE:
   Basic:
    (Loss) before cumulative effect
     of accounting change                                    ($1.72)               ($1.25)               ($0.49)
Cumulative effect of accounting                                 -                    (.23)                  -
   change (Notes 2 and 14)
                                                        ----------------      ----------------      ----------------
     Net (Loss) per share                                    ($1.72)               ($1.48)               ($0.49)
                                                        ================      ================      ================

   Diluted:
     (Loss) before cumulative
   effect
     of accounting change                                    ($1.72)               ($1.25)               ($0.49)
     Cumulative effect of accounting                            -                  ($0.23)                  -
   change    (Notes 2 and 14)
                                                        ----------------      ----------------      ----------------

     Net (Loss) per share                                    ($1.72)               ($1.48)               ($0.49)
                                                        ================      ================      ================

WEIGHTED AVERAGE NUMBER OF SHARES
   IN THE CALCULATION OF (LOSS)
   PER SHARE (Note 16)
     Basic                                                    9,112,200          9,348,500             9,413,000
                                                        ================      ================      ================
      Diluted                                                 9,112,000          9,348,500             9,436,000
                                                        ================      ================      ================
See notes to consolidated financial statements.






HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------
                                                     Class A                      Class B
                                                  Common Stock                  Common Stock
                                                    (Note 11)                     (Note 11)             Additional
                                             ----------------------         ----------------------        Paid-In
                                             Shares          Amount         Shares          Amount        Capital
                                             ------          ------         ------          ------        -------


BALANCE, JANUARY 31, 1998                   6,811,000    $     68,000      2,668,000   $      27,000  $ 41,377,000

  Exercise of stock options                     4,000           --             --              --           20,000
  Purchase of treasury shares (Note 12)          --             --             --              --             --
Comprehensive income:
    Net loss                                     --             --             --              --             --
Total comprehensive income:                      --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 1999                   6,815,000         68,000      2,668,000          27,000     41,397,000

  Purchase of treasury shares (Note 12)          --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income:                      --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2000                   6,815,000         68,000      2,668,000          27,000     41,397,000

  Purchase of treasury shares (Note 12)          --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income:                      --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2001                   6,815,000   $     68,000      2,668,000    $     27,000   $ 41,397,000
                                          ============   ============   ============    ============   ============





                                            Accumulated
                                              other
                                           Comprehensive       Retained        Treasury
                                              Income           Earnings         Stock           Total
                                              ------           --------         -----           -----
                                              (Note 2)



BALANCE, JANUARY 31, 1998                   $      --       $34,151,000     $       --      $75,623,000

  Exercise of stock options                        --              --              --            20,000
  Purchase of treasury shares (Note 12)            --              --          (828,000)       (828,000)
Comprehensive income:
    Net loss                                       --        (4,608,000)           --              --
Total comprehensive income:                        --              --              --        (4,608,000)
                                           -------------   ------------    -------------   -------------
BALANCE, JANUARY 31, 1999                          --        29,543,000        (828,000)     70,207,000

  Purchase of treasury shares (Note 12)            --              --          (353,000)       (353,000)
Comprehensive income:
    Gain on Foreign Currency Translation         221,000           --              --
    Net loss                                       --       (13,822,000)           --
Total comprehensive income:                        --              --              --       (13,601,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2000                        221,000      15,721,000    (  1,181,000)     56,253,000

Purchase of treasury shares (Note 12)              --              --         (  171,000)       (171,000)
Comprehensive income:
    Gain on Foreign Currency Translation        (133,000)          --              --
    Net loss                                       --        (15,671,000)          --
Total comprehensive income:                        --              --              --        (15,804,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2001                   $     88,000     $    50,000    ($ 1,352,000)   $ 40,278,000
                                            ============    ============    ============    ============


    See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------
                                                                 2001           2000             1999
                                                                 ----           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) .............................................   $(15,671,000)   $(13,822,000)   $ (4,608,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization .........................      3,425,000       3,920,000       3,754,000
  Provisions for reserves ...............................        436,000       5,151,000       1,643,000
  Deferred income taxes .................................        130,000       4,542,000      (2,826,000)
  Minority interest .....................................        108,000         294,000         390,000
  Write-off of goodwill .................................      7,640,000            --           711,000

  Changes in assets and liabilities:
   Accounts receivable ..................................      5,836,000       1,630,000      10,598,000
   Net investments in sales-type leases .................      2,104,000       2,870,000         213,000
   Inventories ..........................................     11,738,000       9,506,000      (3,467,000)
   Other current assets and other assets ................        197,000         228,000         614,000
   Trade acceptances payable ............................     (2,225,000)      4,035,000     (13,122,000)
   Accounts payable and accrued expenses ................     (4,879,000)     (4,533,000)     (3,375,000)
   Prepaid income taxes and income taxes payable ........      1,781,000      (1,887,000)     (2,521,000)
                                                            ------------    ------------    ------------
      Net cash (used in) provided by operating activities     10,620,000      11,934,000     (11,996,000)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...................................       (848,000)     (1,029,000)     (1,314,000)
                                                            ------------    ------------    ------------
      Net cash (used in) investing activities ...........       (848,000)     (1,029,000)     (1,314,000)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of bank financing .............................           --         6,952,000      26,021,000
 Repayments of long-term debt ...........................     (3,214,000)    (19,513,000)    (11,781,000)
 Proceeds from issuance of stock and
   exercise of stock options and warrants ...............           --              --            20,000
 Purchase of treasury shares ............................       (171,000)       (353,000)       (828,000)
                                                            ------------    ------------    ------------
Net cash provided by (used in) financing activities .....     (3,385,000)    (12,914,000)     13,432,000
                                                            ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................       (133,000)        221,000            --
                                                            ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      6,254,000      (1,788,000)        122,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............      1,290,000       3,078,000       2,956,000
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ..................   $  7,544,000    $  1,290,000    $  3,078,000
                                                            ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest and bank fees paid ...........................   $    389,000    $  1,308,000    $  1,483,000
                                                            ============    ============    ============
  Income taxes paid .....................................   $    400,000    $    527,000    $  3,537,000
                                                            ============    ============    ============

See notes to consolidated financial statements.



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems Ltd. ("Pulse"), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc.
     ("HECI"), Hirsch Business Concepts LLC ("HBC"), Hometown Threads LLC ("Hometown"), and Tajima USA, Inc. ("TUI") (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai"), an affiliate of Tajima, the Company's major supplier, purchased a 45 percent interest in TUI for $900,000. For financial reporting purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet and Tokai's share of the earnings has been reported as minority interest in the Company's Consolidated Statements of Operations.

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

b. Revenue Recognition - The Company distributes embroidery equipment that it offers for sale or lease. Prior to the issuance by the SEC of the Staff Accounting Bulletin No. 101 ("SAB 101"), revenue related to the sale of equipment was recorded at the time of shipment. The Company has adopted the recommendation of SAB 101 effective with reporting for fiscal year 2000. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. Comparisons of financial performance have been retroactively adjusted to reflect the impact of this change in accounting method (See Note 12). In fiscal year 2001 most sales of new equipment did not require installation within the terms of the sales contract.

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

f. Foreign Operations - The functional currency of the Company's foreign subsidiary was the US dollar during the fiscal year ended January 31, 1999. During the year ended January 31, 2000, the functional currency of this subsidiary changed to the Canadian dollar. Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rate prevailing throughout the year. Gains or losses resulting from translation adjustments are included in accumulated other comprehensive income in stockholders' equity. Gains and losses from foreign currency transactions are included in net income and are not significant.

     The Company makes only limited use of derivative financial instruments and does not use them for trading purposes. Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. At times the Company purchases foreign currency forward contracts (which may be up to approximately six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates (see Note 13b). The cost of such contracts are included in the cost of the related machinery in inventory.

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

                    Asset Category                          Lives in Years
                    --------------                          --------------

               Building                                           39
               Furniture and fixtures                             3-7
               Machinery and equipment                            3-7
               Automobiles                                        3-5
               Leasehold improvements                             3-20


h. Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years) commencing in the month following product release. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 2001, 2000 and 1999 was approximately $191,000, $100,000 and $205,000, respectively.

i. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles (goodwill) and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. During the fourth quarter of fiscal 2001, $7,640,000 of goodwill associated with the acquisitions of SMX Corporation, Sedeco Corporation and All Pro Punching, Inc. was written off in accordance with SFAS121. (See Note 16).

j. Excess of Cost Over Net Assets Acquired (Goodwill) - Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis. Management has reassessed the useful life of goodwill for these acquisitions from an original life of 15 years to a remaining life of 5 years for SMX and 2 years for Sedeco in fiscal 2001 which changes were applied prospectively from the fourth quarter of fiscal 2001. This change in accounting estimate did not materially change amortization expense in the fourth quarter of fiscal year 2001.

k. Leases - Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

l. Purchased Technologies - Purchased technologies represent the cost in excess of the fair value of the assets of Pulse at the date of acquisition. Purchased technologies are being amortized over a period of seven years using the straight-line method.

m. Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when the Company cannot determine the future utilization of some portion or all of the deferred tax asset.

n. Earnings Per Share - The Company has adopted Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

     Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants were anti-dilutive for the fiscal years ended January 31, 2001, 2000 and 1999.

o. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

p. Comprehensive Income - In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income, holding gains and losses on short term investments available for sale, and foreign exchange translation adjustments and is presented in the consolidated statements of stockholders' equity.

q. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

r.   Fair  Value  of  Financial  Instruments  -  Financial  instruments  consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. At January 31, 2001 and 2000, the fair value of the Company's financial instruments approximated the carrying value.

s.   Recent  Accounting  Pronouncements  - In December  1999, The SEC issued its
     "Staff Accounting Bulletin No. 101- Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, the Company has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition.

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required for transactions entered into by the Company after January 31, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

     Effective February 1, 2001, the Company will adopt FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements will be recorded in the first quarter of 2001 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FAS 125". This Statement replaces FAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the adoption of this standard will not have a material effect on its operating results and disclosures.


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

     In the fourth  quarter of the year ended  January  31,  1999,  the  Company commenced a restructuring plan in connection with certain of its operations, including the closing of ECI. In connection with the closing of ECI, the ECI goodwill was written off (Note 8).

4. INVENTORIES


                                                          January 31,
                                                       2001           2000
                                                       ----           ----

          New machines                            $ 9,732,000    $20,455,000
          Used machines                             2,567,000      4,795,000
          Parts and accessories                     5,305,000      4,092,000
          Less: Reserve for slow-moving inventory  (2,450,000)    (3,631,000)
                                                  -----------     ----------
          Total                                   $15,154,000    $25,711,000


5.    CHANGES IN RESERVES


Allowance for Possible Losses:
------------------------------

                                       Opening         Additions       Write Offs       Ending
                                       -------         ---------       ----------       ------
                                       Balance                                          Balance
                                       -------                                          -------

Year ended January 31, 2001            $ 5,632,000       $    274,000  $(3,336,000)      $2,570,000

Year ended January 31, 2000            $ 4,033,000       $  1,615,000  $   (16,000)      $5,632,000

Year ended January 31, 1999            $ 3,160,000       $    930,000  $   (57,000)      $4,033,000



Inventory Reserve
-----------------

                                       Opening         Additions       Write Offs       Ending
                                       -------         ---------       ----------       ------
                                       Balance                                          Balance
                                       -------                                          -------

Year ended January 31, 2001            $ 3,631,000       $    162,000   $(1,343,000)     $2,450,000

Year ended January 31, 2000            $ 2,513,000       $  1,437,000   $  (319,000)     $3,631,000

Year ended January 31, 1999            $ 2,255,000       $    258,000   $       -        $2,513,000


6.    NET INVESTMENT IN SALES-TYPE LEASES



                                                                                January 31,
                                                                         2001                2000
                                                                         ----                ----


     Total minimum lease payments receivable                          $6,267,000          $9,688,000
     Estimated residual value of leased property (unguaranteed) (A)    5,251,000           4,848,000
     Reserve for estimated uncollectible lease payments               (1,100,000)         (1,100,000)
     Less: Unearned income                                            (1,732,000)         (2,646,000)
                                                                      ----------          ----------
     Net investment                                                    8,686,000          10,790,000
     Less: Current portion                                             2,576,000           2,583,000
                                                                      ----------          ----------
     Non-current portion                                              $6,110,000          $8,207,000
                                                                      ==========          ==========



(A) The estimated residual value of leased property will fluctuate based on volume of transactions, financial structure of the transactions, sales of residuals to third party financing organizations and periodic recognition of the increased net present value of the residuals over time.

     At January 31, 2001 future annual lease payments receivable (including estimated residual values) under sales-type leases are as follows:


          Fiscal Year
            Ending
          January 31,
          -----------

             2002                  $ 3,863,000
             2003                    2,419,000
             2004                    2,276,000
             2005                    2,028,000
             2006                      916,000
          Thereafter                    16,000
                                   -----------
                                   $11,518,000


7. PROPERTY, PLANT AND EQUIPMENT

                                                        January 31,
                                                  2001             2000
                                                  ----             ----


     Land and building                       $ 2,767,000        $ 2,767,000
     Machinery and equipment                   6,903,000          6,514,000
     Furniture and fixtures                    2,038,000          1,936,000
     Rental Equipment                            722,000          1,113,000
     Automobiles                                 296,000            322,000
     Leasehold improvements                    1,705,000          1,650,000
                                              ----------         ----------
     Total                                    14,431,000         14,302,000
     Less: Accumulated depreciation and
           amortization                       (8,984,000)        (7,758,000)
                                              ----------         ----------
     Property, plant and equipment, net      $ 5,447,000         $6,544,000
                                              ==========         ==========



8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                       January 31,
                                                  2001              2000
                                                  ----              ----

     Accounts payable                        $ 5,864,000         $ 7,573,000
     Accrued restructuring costs (A)                -                776,000
     Accrued commissions payable                  72,000             236,000
     Accrued payroll costs                       421,000             276,000
     Accrued warranty and installation costs     560,000             580,000
     Customer deposits payable                   344,000             562,000
     Deferred revenue                             64,000           1,237,000
     Other accrued expenses                      599,000           1,565,000
                                             -----------         -----------
     Total accounts payable and accrued
          expenses                            $7,924,000         $12,805,000
                                             ===========         ===========



(A)  In the fourth  quarter of the year ended  January  31,  1999,  the  Company initiated a restructuring plan in connection with certain of its operations. The plan was designed to eliminate certain operating divisions, enhance the interface of operations to meet the changing needs of the Company's customers and to improve its cost structure and efficiency. The restructuring initiatives involve the closing of the ECI operations, the consolidation of the parts and supplies operations with existing Hirsch operations and the closing of four decentralized sales and training offices. The restructuring costs of $2,377,000 related to severance and related benefits ($454,000), lease termination costs ($1,012,000), the write down of ECI Goodwill ($711,000) and other costs ($200,000). Payments and adjustments of $122,000 and $338,000 were made for these costs in fiscal years ended January 31, 1999 and 2000, respectively. All of the remaining restructuring costs were paid in fiscal year 2001. As an additional part of the plan, which is recorded as cost of sales, the Company wrote-down to net realizable value used machine and ESW parts and supplies inventories by $3,450,000.


9.    LONG TERM DEBT



                                                     January 31,
                                               2001               2000
                                               ----               ----

 Revolving credit facility (A)           $     -               $2,064,000
 Long-term bank debt
 Mortgage (B)                                  -                1,090,000
 Other                                       117,000              177,000
                                         -----------          -----------
 Total                                       117,000            3,331,000
 Less: Current maturities                     38,000            2,342,000
                                         -----------          -----------
 Long-term maturities                    $    79,000            $ 989,000
                                         ===========          ===========


(A) Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York that had been in place for approximately the prior two years. It was replaced with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20 million for Hirsch and all subsidiaries, collateralized by assets, primarily accounts receivable and inventory. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as scheduled and defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of January 31, 2001. The Agreement was also used to support trade acceptances payable of approximately $4.0 million as of that date. The Company was in compliance with all financial covenants at year-end.

(B) As reported in the Company's first quarter financial report as filed on Form 10Q, the Company satisfied the remaining balance of approximately $1.0 million of the Mortgage prior to the originally scheduled maturity date, in accordance with the agreement, as amended.

(C) Long-term debt (including capitalized lease obligations) of the Company at January 31, 2001 matures as follows:

               Fiscal Year
                 Ending
               January 31,
               -----------
                  2002             $   38,000
                  2003                 39,000
                  2004                 40,000
                                   ----------
                                   $  117,000
                                   ==========


10. INCOME TAXES

The income tax (benefit) provision for each of the periods presented herein is as follows:



                                                       January 31,
                                             2001          2000          1999
                                             ----          ----          ----

Current:
 Federal                                $    23,000   $(3,074,000)    $  456,000
 State and foreign                         (377,000)     (770,000)       522,000
                                        -----------    ----------     ----------
Total current                              (354,000)   (3,844,000)       978,000
                                        -----------    ----------     ----------
Deferred:
 Federal                                    100,000     3,853,000     (2,491,000)
 State and foreign                           30,000       963,000       (335,000)
                                        -----------    ----------     ----------
Total deferred                              130,000     4,816,000     (2,826,000)
                                        -----------    ----------     ----------
Total income tax (benefit) provision    $  (224,000)  $   972,000    $(1,848,000)
                                         ===========    ==========     ==========

The tax effects of temporary differences that give rise to deferred income tax liabilities at January 31, 2001 and deferred income tax assets at January 31, 2000 are as follows:


                                                       January 31, 2001               January 31, 2000
                                              Net Current         Net Long-       Net Current        Long-Term
                                              Deferred Tax        Term Deferred   Deferred Tax       Deferred Tax
                                                 Assets           Tax Assets         Assets           Assets
                                             ---------------------------------  ---------------------------------

     Accounts receivable                     $    471,000        $    -         $  1,840,000        $    -
     Inventories                                1,083,000             -            1,625,000             -
     Accrued warranty costs                       224,000             -              232,000             -
     Other accrued expenses                        25,000             -              214,000             -
     Purchased technologies and goodwill            -             2,175,000            -               258,000
     Net operating loss                             -             5,295,000          754,000             -
     Net investments in sales-type leases
      (allowance for possible losses)               -               540,000           -                820,000
     Capitalized software development
      costs                                         -                 -                -                 -
                                             ------------        ----------     ------------        ----------
                                                1,803,000         8,010,000        4,665,000         1,078,000
     Less valuation allowance                  (1,803,000)       (8,010,000)      (4,665,000)       (1,078,000)
                                             ------------        ----------     ------------        ----------


A valuation allowance for such deferred tax assets has been established at January 31, 2001 and January 31, 2000, since the Company cannot determine the future utilization of those assets.

At January 31, 2001 a deferred tax liability of $130,000 resulted from temporary differences in unrealized foreign currency exchange gain and is included in accrued expenses.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:



                                                         Year Ended January 31,
                                                    2001          2000          1999
                                                    ----          ----          ----

     Federal statutory income tax rate            (34.0)%        (34.0)%        34.0%
     State income taxes, net of Federal benefit     5.0            5.0           5.0
     Permanent differences                           -             2.1)         (1.5)
     Valuation Allowance                           27.6           36.5            -
                                                  ------         -------        -----
     Effective income tax rate                     (1.4)%           9.6 %       (30.5)%
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

b. Stock Option Plans - The Company maintains two stock option plans pursuant to which an aggregate of approximately 1,284,000 shares of Common Stock may be granted.

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

     Stock option transactions during the years ended January 31, 2001, 2000 and 1999 for the 1993 Plan are summarized below:


                                                                   Exercise               Weighted Average
                                                  Shares          Price Range             Exercise Price
                                                  ------          -----------             --------------

Options outstanding - January 31, 1998            615,000        $4.88 - $24.20           $    13.74

 Options exercised                                 (2,000)            $4.88               $     4.88
 Options canceled                                 (78,000)       $4.88 - $17.00           $    15.66
                                                  -------       ---------------           ----------
Options outstanding - January 31, 1999            535,000        $4.88 - $24.20           $    15.53

 Options canceled                                 (88,000)       $4.88 - $24.20           $    15.53
 Options issued                                   264,000        $1.75 - $5.25            $     3.42
                                                  -------        --------------           ----------
Options outstanding - January 31, 2000            711,000        $1.75 - $24.20           $     9.91

 Options canceled                                 (49,000)       $1.75 - $24.20           $     9.91
 Options issued                                    20,000        $0.91 -   3.00            $    1.86
                                                -------        --------------           ----------
Options outstanding - January 31, 2001            682,000        $0.91 - $24.20           $     9.45
                                                  -------       ---------------           ----------
Options exerciseable at January 31, 2001          495,000        $1.75 - $24.20           $    14.87
                                                  =======       ===============           ==========


                                            Options Outstanding            Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price
    ---------------         -----------    ----------       -----          ------------     -----

     $0.91 - $5.25            271,000        4.0            $  3.39           84,000        $  3.50
    $14.50 - $18.37           401,000        0.5            $ 16.48          401,000        $ 16.48
    $22.00 - $24.20            10,000        1.5            $ 23.10           10,000        $ 23.10
                              -------                                       --------
                              682,000                                        495,000




     All options granted for the fiscal year ended January 31, 1995 were exercisable one year from the date of grant and expired five years from the date of grant. All options issued subsequent to the fiscal year ended January 31, 1995 vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. There are approximately 361,000 shares available for future grants under the 1993 Plan.

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

     Stock option transactions during the years ended January 31, 2001, 2000 and 1999 for the Directors' Plan are summarized below:


                                                                        Exercise     Weighted Average
                                                      Shares          Price Range      Exercise Price
                                                      ------          -----------      --------------


          Options outstanding - January 31, 1998       47,000         $5.36 - $22.00      $ 11.09

           Options exercised                           (2,000)        $     5.36          $  5.36
                                                      -------         --------------      -------
          Options outstanding - January 31, 1999       45,000         $5.36 - $22.00      $ 11.35

           Options cancelled                           (8,000)        $     9.36          $  9.36
           Options issued                               7,000         $     2.25          $  2.25
                                                      -------         --------------      -------
          Options outstanding - January 31, 2000       44,000         $2.25 - $22.00      $ 12.44

           Otions  cancelled                          (12,000)        $     9.12          $  9.12
                                                        -------         --------------      -------
          Options outstanding - January 31, 2001       32,000         $2.25 - $22.00      $ 12.16
                                                      =======         ==============      =======
          Options exerciseable - January 31, 2001      24,000         $7.81 - $22.00      $ 14.67
                                                      =======         ==============      =======


                                            Options Outstanding            Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price
    ---------------         -----------    ----------       -----          ------------     -----
       $ 2.25                 7,000          3.5            $ 2.25           2,000        $ 2.25
       $ 7.81                 8,000          2.5            $ 7.81           5,000        $ 7.81
       $15.50                 9,000          1.5            $15.50           9,000        $15.50
       $22.00                 8,000          1.5            $22.00           8,000        $22.00
                             ------                                         ------
                             32,000                                         24,000
                             ======                                         ======


     There are approximately 182,000 shares available for future grants under the Directors' Plan.

     In connection with the acquisitions of ECI, Sedeco, SMX, and Pulse, approximately 453,000 non-plan options have been issued as follows:


                                                                             Exercise      Weighted Average
                                                            Shares          Price Range      Exercise Price
                                                            ------          -----------      --------------


          Options outstanding - January 31, 1998 and 1999   453,000        $4.88 - $18.25      $ 15.69
           Options cancelled                                (49,000)       $4.88 - $18.25      $  8.42
                                                            -------        --------------      -------
          Options outstanding - January 31, 2000            404,000        $16.20 - $18.25     $ 16.57
                                                            =======        ===============     =======
          Options outstanding - January 31, 2001            404,000        $16.20 - $18.25     $ 16.57
                                                            =======        ===============     =======
          Options exerciseable at January 31, 2001          404,000        $16.20 - $18.25     $ 16.57
                                                            =======        ===============     =======



                                             Options Outstanding           Options Exercisable
                                          Weighted Avg.     Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of               Number       Contractual      Exercise       Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)       Price          Exerciseable     Price
    ---------------         -----------    ----------       -----          ------------     -----
       $16.20                 331,000        0.5            $16.20           331,000      $16.20
       $18.25                  73,000        0.6            $18.25            73,000      $18.25
                              -------                                        -------
                              404,000                                        404,000
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

     In addition, pursuant to the IPO, the underwriters received warrants to purchase from the Company 205,080 shares of Class A Common Stock. The warrants are exercisable for a period of four years commencing one year after the date of the IPO at exercise prices ranging from 107 percent to 128 percent of the initial public offering price. During the fiscal year ended January 31, 1998, 2,700 warrants were exercised at a price of $5.56 per share. No warrants were exercised during 1999. Approximately 4,080 warrants that were exercisable at a price of $5.90 per share expired in February 1999.

c. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: expected life, five years; stock volatility, 69.4 percent in 2001, 68.3 percent in 2000 and
     128.5 percent in 1999; risk free interest rate of 6.7 percent in 2001, risk free interest rate of 6.0 percent in 2000 and 5.0 percent in 1999, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:


                                                             Year Ended January 31,
                                                     2001            2000              1999
                                                     ----            ----              ----
          Net (loss):

           As reported                            $(15,671,000)   $(13,822,000)    $(4,608,000)
           Pro forma                              $(16,095,000)   $(16,510,000)    $(5,757,000)

          Basic (loss) per share:
           As reported                            $ (1.72)         $ (1.48)          $ (0.49)
           Pro forma                              $ (1.77)         $ (1.77)          $ (0.61)

          Diluted (loss) per share:
           As reported                            $ (1.72)         $ (1.48)          $ (0.49)
           Pro forma                              $ (1.77)         $ (1.77)          $ (0.61)


12. TREASURY STOCK

     Treasury stock at January 31, 2001 consists of 461,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,352,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

13. PROFIT SHARING PLAN

     Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 31, 1999, 2000 and 2001. The Company funds all amounts when due.

14. CHANGE IN ACCOUNTING METHOD

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No.101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the recommendations contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on certain equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method results in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and requires an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the fiscal year's results due to the application of the changed accounting method. This accounting change also results in a deferral of $3.7 million in sales revenue and $2.5 million in cost of sales, yielding a gross margin of $1.2 million which has now been deferred to fiscal year 2001. Prior years' financial statements are presented as originally reported without the accounting change applied. The following table presents the proforma effect of the accounting change on the prior year.


(All figures in $000,000)              Year Ended January 31,
                                               1999
                                               ----
Revenue:
As Reported                                 $ 127.5
Proforma                                    $ 135.6

Cost of sales:
As Reported                                 $  85.1
Proforma                                    $  90.4

Gross Profit:
As Reported                                 $  42.5
Proforma                                    $  45.3

Income (loss) before Provision for Taxes:
As Reported                                 $ (6.1)
Proforma                                    $ (3.3)

Net (loss)Income:
As Reported                                 $ (4.6)
Proforma                                    $ (2.5)


15.   COMMITMENTS AND CONTINGENCIES

a. Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

          Fiscal Year
            Ending
          January 31,
          -----------

            2002            $1,105,000
            2003               783,000
            2004               482,000
            2005               272,000
            2006               232,000
            2007 and after     598,000
                            ----------
                            $3,472,000

     Rent expense was approximately $1,191,000, $1,240,000 and $1,360,000 for the years ended January 31, 2001, 2000 and 1999, respectively. The decline from previous years is the result of termination of various facility leases.

b. Foreign Currency Contracts - In connection with the purchase of equipment from its major supplier, the Company may purchase foreign currency forward contracts (which may extend up to six months in duration) to hedge the risk associated with fluctuations in foreign currency exchange rates relating to all trade acceptances payable and certain firm purchase commitments. The costs of such contracts are included in the cost of the related machinery in inventory.

     At January 31, 2001 and 2000, the Company did not hold any foreign currency contracts.

c. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

d. Employment Agreements - The Company had entered into five-year employment agreements with the Company's current Chief Executive Officer and
     President, which expired by their terms on February 17, 1999. The agreements provided that each executive received minimum annual compensation of $350,000 (adjusted annually based upon the CPI). Effective August 1, 1999, the Chief Executive Officer and the President each voluntarily reduced their salary to $100,000 on an annualized basis for an eighteen-month period ending January 31, 2001. Effective February 1, 2001 an agreement was reached with the Compensation Committee of the Board of Directors to raise their salary to $300,000 each. No bonus was paid to either executive relating to the Company's fiscal 1999, 2000 or 2001 financial results. Each executive is currently employed by the Company on an at-will basis on substantially the same terms and conditions contained in their expired employment agreements with the exception of the voluntary salary reduction which continued through fiscal 2001. The Company is currently in the fifth year of a five-year employment agreement with the Company's Chief Operating Officer. The agreement provides for annual compensation of $300,000. The Company also entered into employment agreements with the former shareholders of Pulse for an initial term of five years. Effective February 24, 1999, these employment agreements were renewed at the election of each executive for an additional three-year term. The agreements provide each with an annual base salary of $300,000 (adjusted annually based upon the CPI) and an annual bonus based on annual pre-tax profits of Pulse. The Company is currently in the fifth year of a five year employment agreement with the former shareholder of Sedeco. This agreement provides for a current annual salary of $150,000. The Company entered into a severance agreement with the Vice President, HAPL Leasing, and Marketing, equivalent to one-year of base compensation if terminated.

e. Dependency Upon Major Supplier - During the fiscal years ended January 31, 2001, 2000, and 1999, the Company made purchases of approximately
     $33,863,000,   $42,193,000,  and  $68,255,000  respectively,   from  Tajima
     Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 86, 94, and 84 percent of the Company's total purchases for the years ended January 31, 2001, 2000, and 1999, respectively.

     The Company has several separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of embroidery machines in 39 states. The main agreement (the "East Coast / Midwest Agreement") which covers 33 states, including the original Hirsch territory and the additional states acquired in the SMX territory, became effective on February 21, 1991 and has a term of 20 years. The East Coast / Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years.

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

     The Company has satisfied its obligations to Tajima under the agreement as to the minimum quantity of embroidery machines to be sold for calendar year 2000-2001. The minimum quantity to be sold in calendar year 2001-2002 is approximately 1,309 machines in various designations, as defined.


16. RECONCILIATION OF BASIC EARNINGS PER SHARE

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


                                                     For the Year Ended January 31,
                               2001                               2000                              1999
               ----------------------------------  -----------------------------------   -----------------------------
                  Loss        Shares    Per Share   Loss         Shares    Per Share     Loss   Shares   Per Share
                                                  (In Thousands, Except Per Share Amounts)

Basic EPS
 Income
 available to
 common
 stockholders  $(15,671)      9,112     $(1.72)   $(13,822)       9,349     $  (1.48)     $(4,608)   9,413    $(0.49)

Effect of
 dilutive
 securities:
 Options/
 warrant          -             -          -           -              -            -            -       -        -
              ----------------------------------  -----------------------------------   -----------------------------
Diluted EPS
 Income
 available to
 common
 stockholders
 plus assumed
 exercises     $(15,671)      9,112     $(1.72)    $(13,822)       9,349     $  (1.48)     $(4,608)   9,413    ($0.49)
             ===================================  ====================================  =============================


17. INDUSTRY SEGMENTS

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


                                              Embroidery          Leasing        Corporate      Consolidated
                                              ----------          -------        ---------      ------------

Year Ended January 31, 2001
---------------------------
Sales to unaffiliated customers              $ 65,677,000        $ 4,590,000   $     -         $ 70,267,000
Transfers between segments                     14,362,000                -       (14,362,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $ 80,039,000        $  4,590,000   $(14,362,000)  $ 70,267,000
                                             ============        ============   ============   ============
Interest expense                             $    372,000        $     17,000   $     -        $    389,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,437,000        $    345,000   $  1,643,000   $  3,425,000
                                             ============        ============   ============   ============
Loss before income tax provision             $  6,366,000        $     70,000   $  9,350,000   $ 15,786,000
                                             ------------        ------------   ------------   ------------
Income tax benefit                            $   224,000         $              $     -       $    224,000
                                             ============        ============   ============   ============
Total assets                                 $ 36,782,000        $ 10,509,000   $  6,739,000   $ 54,030,000
                                             ============        ============   ============   ============



Year Ended January 31, 2000
---------------------------

Sales to unaffiliated customers              $ 85,536,000        $  5,285,000   $     -        $ 90,821,000
Transfers between segments                     21,829,000                -       (21,829,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $107,365,000        $  5,285,000   $(21,829,000)  $ 90,821,000
                                             ============        ============   ============   ============
Interest expense                             $  1,272,000        $     36,000   $     -        $  1,308,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,725,000        $    401,000   $  1,792,000   $  3,918,000
                                             ============        ============   ============   ============
(Loss) income before income tax
   provision                                 $ (8,449,000)       $ (1,056,000)  $   (864,000)  $(10,369,000)
                                             ------------        ------------   ------------   ------------
Income tax provision                         $    710,000        $    262,000   $     -        $    972,000
                                             ============        ============   ============   ============
Total assets                                 $ 53,048,000        $ 13,987,000   $ 13,181,000   $ 80,216,000
                                             ============        ============   ============   ============
Year Ended January 31, 1999
---------------------------
Sales to unaffiliated customers              $118,889,000        $  8,657,000   $     -        $127,546,000
Transfers between segments                     37,478,000                -       (37,478,000)             -
                                             ------------        ------------   ------------   ------------
Total revenues                               $156,367,000        $  8,657,000   $(37,478,000)  $127,546,000
                                             ============        ============   ============   ============
Interest expense                             $  1,550,000        $     17,000   $     -        $  1,567,000
                                             ============        ============   ============   ============
Depreciation and amortization expense        $  1,910,000        $    332,000   $  1,512,000   $  3,754,000
                                             ============        ============   ============   ============
(Loss) income before income tax
  (benefit) provision                        $ (6,951,000)       $  1,381,000   $  (496,000)   $ (6,066,000)
                                             ------------        ------------   ------------   ------------
Income tax (benefit) provision               $ (2,400,000)       $    552,000   $     -        $ (1,848,000)
                                             ============        ============   ============   ============
Total assets                                 $ 71,862,000        $ 17,667,000   $ 17,406,000   $106,935,000
                                             ============        ============   ============   ============

18. GOODWILL IMPAIRMENT

     During the fourth quarter of fiscal 2001 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off approximately $7,640,000 of Goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitizing embroidery business assets of All Pro Punching, Inc. of approximately $0.2 million, reflecting discontinuance of those operations. The goodwill write-off represents a per-share net loss of $(.84) both on a basic and diluted basis for the fiscal 2001.

19. SUBSEQUENT EVENT - SALE OF BUILDING

     Subsequent to the close of the fiscal year, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction, the details of which were reported as filed on Form 8K dated March 15, 2001. The financial results of the transaction will be reported in the first quarter of fiscal year 2002.