Form 10-Q
period 2001-04-30
HIRSCH INTERNATIONAL CORP
filed 2001-06-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 8, 2001.


             Class of                                        Number of
             Common Equity                                    Shares

             Class A Common Stock,                           6,252,000
             par value $.01

             Class B Common Stock,                           2,668,000
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.

Part I.  Financial Information


         Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheets - April 30,
                    2001 and January 31, 2001

                    Consolidated Statements of Operations
                    for the Three Months Ended April 30,
                    2001 and 2000

                    Consolidated Statements of Cash Flows
                    for the Three Months Ended April 30,
                    2001 and 2000

                    Notes to Consolidated Financial
                    Statements

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


Part II.  Other Information

                    Signatures

Part I - Financial Information

Item 1.   Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                 April 30,       January 31,
                                                    2001             2001
                                                 ---------        ---------
                                                (Unaudited)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $7,222,000       $7,544,000

Accounts receivable, net                         10,786,000        9,840,000

Net investment in sales-type leases,
   current portion (Note 3)                       3,734,000        2,576,000

Inventories, net (Note 2)                        14,993,000       15,154,000

Prepaid income taxes                              1,103,000        1,762,000

Other current assets                                879,000          274,000
                                                -----------       ----------
     Total current assets                        38,717,000       37,150,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    7,596,000        6,110,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of
  approximately $12,901,000 and
  $12,656,000, respectively                       3,924,000        4,169,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,339,000
  and $1,323,000, respectively                         --             16,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       4,088,000        5,447,000

OTHER ASSETS                                      1,065,000        1,138,000
                                                -----------      -----------
TOTAL ASSETS                                    $55,390,000      $54,030,000
                                                ===========      ===========


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    April 30,       January 31,
                                                       2001             2001
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $2,291,000       $3,974,000

  Accounts payable and accrued expenses             9,192,000        7,924,000

  Current maturities of long-term debt                104,000           38,000
                                                   ----------       ----------
     Total current liabilities                     11,587,000       11,936,000

Capitalized lease obligations, less
  current portion (Note 4)                          1,719,000           79,000

Deferred gain on sale of building                   1,175,000              --
                                                   ----------       ----------
     Total liabilities                             14,481,000       12,015,000
                                                   ----------       ----------
MINORITY INTEREST                                   1,767,000        1,737,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,488,000
   shares                                              68,000           68,000

  Class B common stock, $.01par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares     27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings (deficit)                        (914,000)          50,000

  Accumulated other comprehensive income              (28,000)          88,000
                                                   ----------       ----------
                                                   40,550,000       41,630,000
  Less: Treasury stock, at cost; 508,000 shares
   and 461,000 shares, respectively                 1,408,000        1,352,000
                                                   ----------       ----------
     Total stockholders' equity                    39,142,000       40,278,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $55,390,000      $54,030,000
                                                  ===========      ===========



See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                                  April 30,
                                                                       ------------------------------
                                                                           2001             2000
                                                                       -----------       -----------

REVENUES
  Net Sales                                                            $15,514,000       $18,094,000
  Income (loss) related to sales-type leases                              (153,000)          632,000
                                                                       -----------        ----------
        Total revenue                                                   15,361,000        18,726,000
                                                                       -----------        ----------
COST OF SALES                                                            9,451,000        11,523,000
                                                                       -----------        ----------
GROSS PROFIT                                                             5,910,000         7,203,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                               8,071,000         8,118,000
                                                                       -----------        ----------
OPERATING (LOSS) INCOME                                                 (2,161,000)         (915,000)

OTHER EXPENSE (INCOME)
  Interest expense                                                         143,000            80,000
  Other expense (income)                                                  (423,000)           20,000
                                                                       -----------         ----------
       Total other expense (income)                                       (280,000)          100,000
                                                                       -----------         ----------
 (LOSS) INCOME BEFORE INCOME TAX (BENEFIT)
  PROVISION AND MINORITY INTEREST IN NET
  EARNINGS OF CONSOLIDATED SUBSIDIARY                                   (1,881,000)       (1,015,000)

INCOME TAX (BENEFIT) PROVISION                                            (948,000)           (3,000)

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY                                                31,000           (43,000)
                                                                        ----------         ---------
NET (LOSS) INCOME                                                        ($964,000)        ($969,000)
                                                                        ==========         =========

(LOSS) EARNINGS PER SHARE
  Basic                                                                     ($0.11)           ($0.11)
                                                                         =========            ======
  Diluted                                                                   ($0.11)           ($0.11)
                                                                         =========            ======
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF (LOSS)
  EARNINGS PER SHARE
   Basic                                                                 8,996,528         9,155,970
                                                                         =========         =========
   Diluted                                                               8,996,528         9,155,970
                                                                         =========         =========


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                              April 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                             ($964,000)    ($969,000)

 Adjustments to reconcile net loss
  to net cash used in operating activities:

  Depreciation and amortization                         666,000       816,000

  Recognized Gain on Sale of Building                   (20,000)           --

Provision for reserves                                  340,000            --

  Minority interest                                      31,000       (43,000)

 Changes in assets and liabilities:

  Accounts receivable                                (1,184,000)     (980,000)

  Net investment in sales-type leases                (2,644,000)    2,462,000

  Inventories                                           161,000     2,746,000

  Prepaid taxes                                         282,000      (682,000)

  Other assets                                         (197,000)      448,000

  Trade acceptances payable                          (1,683,000)   (3,469,000)

  Accounts payable and accrued expenses               1,269,000    (1,156,000)

  Income taxes payable                                      --            --
                                                    -----------    ----------
   Net cash used in operating activities             (3,943,000)     (827,000)
                                                    ===========    ==========


  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended
                                                         April 30,
                                                    -------------------
                                                     2001         2000
                                                   -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                             ($135,000)   ($225,000)

 Proceeds from the Sale of the Building           3,998,000           --
                                                 ----------   -----------
     Net cash used in investing activities        3,863,000     (225,000)
                                                 ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from bank financing                            --    1,053,000

 Repayments of long-term debt                       (70,000)    (133,000)

 Purchase of treasury shares                        (56,000)          --
                                                 ----------   -----------
     Net cash provided by financing activities     (126,000)     920,000
                                                 ----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (116,000)     (46,000)

DECREASE IN CASH AND CASH EQUIVALENTS              (322,000)    (178,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    7,544,000    1,290,000
                                                 ----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $7,222,000   $1,112,000
                                                 ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                   $   53,000   $   80,000
                                                 ==========   ==========
 Income taxes paid                               $    7,000   $   93,000
                                                 ==========   ==========


  See notes to consolidated financial statements.

                  Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended April 30, 2001 and 2000


     1.   Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month periods ended April 30, 2001 and 2000 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively, the "Company").

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2001 and 2000, the financial position at April 30, 2001 and cash flows for the three month periods ended April 30, 2001 and 2000, respectively. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2001 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2.   Inventories

                                                                                       April 30, 2001  January 31, 2001
                                                                                       --------------  ----------------
New Machines ........................................................................   $ 10,097,000    $  9,732,000
Used Machines .......................................................................      2,337,000       2,567,000
Parts ...............................................................................      5,009,000       5,305,000
                                                                                        ------------    ------------
                                                                                          17,443,000      17,604,000

Less:  Reserve ......................................................................     (2,450,000)     (2,450,000)
                                                                                        ------------    ------------

Inventories, net ....................................................................   $ 14,993,000    $ 15,154,000
                                                                                        ============    ============


     3.   Net Investment in Sales-Type Leases

                                                                       April 30, 2001  January 31, 2001
                                                                       --------------  ----------------

Total minimum lease payments
  receivable ........................................................   $  9,479,000    $  6,267,000

Estimated residual value of leased
  property (unguaranteed) ...........................................      5,385,000       5,251,000

Reserve for estimated uncollectible
  lease payments ....................................................     (1,100,000)     (1,100,000)

Less: Unearned income ...............................................     (2,434,000)     (1,732,000)
                                                                        ------------    ------------

Net investment ......................................................     11,330,000       8,686,000

Less: Current portion ...............................................     (3,734,000)     (2,576,000)
                                                                        ------------    ------------

Non-current portion .................................................   $  7,596,000    $  6,110,000
                                                                        ============    ============


     4.   Capitalized Lease Obligations

     On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction. The details are incorporated by reference from the Registrant's Form 8K filed with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York. The financial results of this transaction are reported herewith.

     Concurrent sale and leaseback transactions are subject to specific rules regarding the timing of the recognition of the gain. This transaction results in a non-recurring gain of $1.2 million deferred over the life of the lease, a period of ten years. The related lease obligation meets the rules requiring classification as a capital lease. The operating expense is therefore reported as interest and depreciation on a straight- line basis over the life of the lease, with both current and long-term portions, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease is ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at April 30, 2001.

     Payments for the year ending January 31,:

     2002                                  $182,000
     2003                                   280,000
     2004                                   288,000
     2005                                   297,000
     2006                                   306,000
     Thereafter                           1,779,000
                                          ---------
     Total minimum lease payments         3,132,000
     Less: amount representing interest   1,309,000
                                          ---------
     Present value of net minimum
        lease payments                    1,823,000
     Less: Current Portion                  104,000
                                          ---------
       Long-term lease obligations       $1,719,000
                                         ==========

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

Three Months Ended April 30, 2001                           Embroidery         Leasing        Corporate      Consolidated
---------------------------------------                    ------------      ------------     ----------     ------------
Sales to unaffiliated customers                            $ 14,949,000      $    412,000           --       $ 15,361,000

Transfers between segments                                    3,673,000              --       (3,673,000)            --
                                                           ------------      ------------     ----------     ------------
Total revenues                                               18,622,000           412,000     (3,673,000)    $ 15,361,000
                                                           ============      ============     ==========     ============
Interest expense                                                 46,000            97,000           --            143,000
                                                           ============      ============     ==========     ============
Depreciation and amortization expense                           292,000            62,000        313,000          667,000
                                                           ============      ============     ==========     ============
(Loss) income before income tax
 (benefit) provision                                         (1,280,000)         (601,000)          --         (1,881,000)
                                                           ============      ============     ==========     ============
Income tax (benefit)                                            (82,000)         (866,000)          --           (948,000)
                                                           ============      ============     ==========     ============
Identifiable assets                                        $ 35,255,000      $ 13,845,000     $6,290,000     $ 55,390,000
                                                           ============      ============     ==========     ============

Three Months Ended April 30, 2000                          Embroidery         Leasing         Corporate      Consolidated
---------------------------------------                   ------------      ------------      ----------     ------------

Sales to unaffiliated customers                            $ 17,985,000      $    741,000           --       $ 18,726,000

Transfers between segments                                    1,674,000              --       (1,674,000)            --
                                                           ------------      ------------     ----------     ------------
Total revenues                                               19,659,000           741,000     (1,674,000)    $ 18,726,000
                                                           ============      ============     ==========     ============
Interest expense                                                 77,000             3,000           --             80,000
                                                           ============      ============     ==========     ============
Depreciation and amortization expense                           408,000           107,000        300,000          815,000
                                                           ============      ============     ==========     ============
(Loss) income before income tax
 (benefit) provision                                         (1,151,000)          202,000        (66,000)      (1,015,000)
                                                           ============      ============     ==========     ============
Income tax (benefit) provision                                   (3,000)             --             --             (3,000)
                                                           ============      ============     ==========     ============
Identifiable assets                                        $ 47,336,000      $ 11,528,000     $ 15,267,000   $ 74,131,000
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

Three months ended April 30, 2001 as compared to the three months ended April 30, 2000.

     Net sales. Net sales for the three months ended April 30, 2001 were $15.4 million, a decrease of $3.3 million, or 16.0%, compared to $18.7 million for the three months ended April 30, 2000. The Company believes that the reduction in the sales level for the three months ended April 30, 2001 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $10.1 million or 64.0%, and $12.7 million, or 73.3%, of net sales for the three months ended April 30, 2001 and 2000, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $6.9 million and $3.2 million, respectively of total new embroidery machine sales during the three months ended April 30, 2001 as compared to approximately $8,268,000 and $4,414,000 for the three months ended April 30, 2000, respectively.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the three months ended April 30, 2001 aggregated approximately $5.7 million, as compared to $5.4 million for the three months ended April 30, 2000.

     Income related to sales-type leases. HAPL's income decreased $0.8 million to a loss of ($0.2) million for the three months ended April 30, 2001 from $0.6 million for the comparable period of the prior year. This decrease is directly related to the decrease in new embroidery machine sales, the timing of funding of lease payment streams to third party funding sources, and an accrual for differences in residual valuation as leases come to term. The percentage of new equipment sales which are leased was 30.3% of total new equipment sales for the three months ended April 30, 2001 as compared to 24.3% for the three months ended April 30, 2000.

     Cost of sales. For the three months ended April 30, 2001, cost of sales decreased $2.0 million, or 17.4%, to $9.5 million from $11.5 million for the three months ended April 30, 2000. The decrease was a result of the related decrease in net sales for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin was flat at 38.5% for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000.

     Operating Expenses. For the three months ended April 30, 2001, operating expenses were flat at $8.1 million for the three months ended April 30, 2000. Operating expenses increased as a percentage of revenues to 52.5% from 43.4% due to declining sales revenue at a faster rate than the company was able to reduce expenses. The Company will continue to reduce costs in its infrastructure to bring operating expenses in line with revised sales projections.

     Other Income and Expense. Interest expense for the three months ended April 30, 2001 increased from an expense of $80,000 for the three months ended April 30, 2000 to $143,000 the three months ended April 30, 2001, of which $90,000 is accrued interest relating to the lease residual valuation noted above. This change in interest income and expense is the result of interest income earned from short-term investments during the three months ended April 30, 2001, elimination of working capital borrowings outstanding against the Company's Revolving Credit Facility when compared to the three months ended April 30, 2000, and favorable currency translations.

     Income Tax Benefit. The income tax benefit was $948,000, primarily the result of adjustments to estimated liabilities during the three months ended April 30, 2001.

     Net Loss. The net loss for the three months ended April 30, 2001 was $964,000, a marginal improvement of $5,000 as compared to the loss of $969,000 for the three months ended April 30, 2000. The net margin decreased to (6.1%) for the three months ended April 30, 2001 from (5.2%) for the three months ended April 30, 2000. These decreases are attributable to the decrease in net sales and the increase in SG&A expenses as a percentage of revenues.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $27.1 at April 30, 2001, increasing $1.9 million, or 7.5%, from $25.2 million at January 31, 2001. The Company has financed its operations from existing cash balances and cash provided by operations, sales of leases to third party financing sources, and sale of its headquarters facility.

     During the three months ended April 30, 2000, the Company's cash and cash equivalents decreased by $0.3 million to $7.2 million. Net cash of $3.9 million was used by the Company's operating activities. Cash was principally used by increases in the balance of net investments in sales-type leases of $2.6 million, a decrease in trade acceptances of $1.7 million and a reduction of accounts receivable of approximately $1.2 million, and was offset by cash available from increases in accounts payable and accrued expenses of $1.3 million. Cash flows from investing activities were favorable by $3.9 million, primarily provided by proceeds from the sale of the building of $4.0 million and offset slightly by capital expenditures of $0.1 million.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. As of April 30, 2001, the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of April 30, 2001. The Agreement was also used to support trade acceptances payable of approximately $2.3 million as of that date. The Company was in compliance with all financial covenants at year-end.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. HAPL Leasing, which was fully activated in May 1993, has closed approximately $233.6 million in lease agreements through April 30, 2001. As of April 30, 2001, approximately $209.9 million, or 89.9%, of the leases written have been sold to third-party financial institutions.

Sale of Headquarters Facility ****

On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction. The details are incorporated by reference from the Registrant's Form 8K filed with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York. The financial results of this transaction are reported herewith.

     Concurrent sale and leaseback transactions are subject to specific rules regarding the timing of the recognition of the gain. This transaction results in a non-recurring gain of $1.2 million deferred over the life of the lease, a period of ten years. The related lease obligation meets the rules requiring classification as a capital lease. The operating expense is therefore reported as interest and depreciation on a straight-line basis over the life of the lease, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease is ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements.

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

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction. The details are incorporated by reference from the Registrant's Form 8K filed with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York. The financial results of this transaction are reported herewith.

     Concurrent sale and leaseback transactions are subject to specific rules regarding the timing of the recognition of the gain. This transaction results in a non-recurring gain of $1.2 million deferred over the life of the lease, a period of ten years. The related lease obligation meets the rules requiring classification as a capital lease. The operating expense is therefore reported as interest and depreciation on a straight- line basis over the life of the lease, with both current and long-term portions, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease is ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at April 30, 2001.

     Payments for the year ending January 31,:

     2002                                  $182,000
     2003                                   280,000
     2004                                   288,000
     2005                                   297,000
     2006                                   306,000
     Thereafter                           1,779,000
                                          ---------
     Total minimum lease payments         3,132,000
     Less: amount representing interest   1,309,000
                                          ---------
     Present value of net minimum
        lease payments                    1,823,000
     Less: Current Portion                  104,000
                                          ---------
       Long-term lease obligations       $1,719,000
                                         ==========

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     *3.1 Restated Certificate of Incorporation of the Registrant

     **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     **** Incorporated by reference from the Registrant's Form 8K filed with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York.

     (b)  Reports on Form 8K

     The Registrant filed a Form 8K with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York.

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

Dated: June 14, 2001