Form 10-Q
period 2001-07-31
HIRSCH INTERNATIONAL CORP
filed 2001-09-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2001.


             Class of                                        Number of
             Common Equity                                    Shares

             Class A Common Stock,                           6,185,000
             par value $.01

             Class B Common Stock,                           2,668,000
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

Part I.  Financial Information


         Item 1.  Consolidated Financial Statements


                     Consolidated Balance Sheets - July 31, 2001
                     and January 31, 2001

                     Consolidated Statements of Operations for the Six and Three Months Ended July 31, 2001 and 2000

                     Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2001 and 2000

                     Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Part II.  Other Information

                     Signatures

Part I - Financial Information

Item 1.   Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  July 31,        January 31,
                                                    2001             2001
                                                 ---------        ---------
                                                (Unaudited)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $3,384,000       $7,544,000

Accounts receivable, net                          9,368,000        9,840,000

Net investment in sales-type leases,
   current portion (Note 3)                       5,087,000        2,576,000

Inventories, net (Note 2)                        12,735,000       15,154,000

Prepaid income taxes                              1,067,000        1,762,000

Other current assets                                632,000          274,000
                                                -----------       ----------
     Total current assets                        32,273,000       37,150,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    9,201,000        6,110,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of
  approximately $13,146,000 and $12,656,000,
  respectively                                    3,679,000        4,169,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,339,000
  and $1,323,000, respectively                         --             16,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       3,962,000        5,447,000

OTHER ASSETS                                      1,110,000        1,138,000
                                                -----------      -----------
TOTAL ASSETS                                    $50,225,000      $54,030,000
                                                ===========      ===========


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     July 31,        January 31,
                                                       2001             2001
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $2,343,000       $3,974,000

  Accounts payable and accrued expenses             6,856,000        7,924,000

  Current maturities of long-term debt                235,000           38,000
                                                   ----------       ----------
     Total current liabilities                      9,434,000       11,936,000

  Capitalized lease obligations, less
         current portion (Note 4)                   1,730,000           79,000

  Deferred gain on sale of building                 1,026,000             --
                                                   ----------       ----------
     Total liabilities                             12,190,000       12,015,000
                                                   ----------       ----------
MINORITY INTEREST                                   1,760,000        1,737,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,248,000
   shares                                              68,000           68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares     27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings (deficit)                      (3,734,000)          50,000

  Accumulated other comprehensive income (loss)        (8,000)          88,000
                                                   ----------       ----------
                                                   37,750,000       41,630,000
  Less: Treasury stock, at cost; 566,000 shares
       and 461,000 shares, respectively             1,475,000        1,352,000
                                                   ----------       ----------
     Total stockholders' equity                    36,275,000       40,278,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $50,225,000      $54,030,000
                                                  ===========      ===========


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                               July 31,                       July 31,
                                                                    ----------------------------    ----------------------------
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------

REVENUES
  Net Sales                                                         $ 29,315,000    $ 36,121,000    $ 13,801,000    $ 18,027,000
  Income related to sales-type leases                                    704,000       1,149,000         857,000         517,000
                                                                    ------------    ------------    ------------    ------------
        Total revenue                                                 30,019,000      37,270,000      14,658,000      18,544,000
                                                                    ------------    ------------    ------------    ------------
COST OF SALES                                                         19,111,000      23,092,000       9,660,000      11,569,000
                                                                    ------------    ------------    ------------    ------------
GROSS PROFIT                                                          10,908,000      14,178,000       4,998,000       6,975,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                            16,147,000      16,949,000       8,076,000       8,831,000
                                                                    ------------    ------------    ------------    ------------
OPERATING LOSS                                                        (5,239,000)     (2,771,000)     (3,078,000)     (1,856,000)

OTHER EXPENSE (INCOME)
  Interest expense                                                       210,000         239,000          67,000         159,000
  Other expense (income)                                                (626,000)         24,000        (203,000)          4,000
                                                                    ------------    ------------    ------------    ------------
       Total other expense (income)                                     (416,000)        263,000        (136,000)        163,000
                                                                    ------------    ------------    ------------    ------------
 (LOSS) BEFORE INCOME TAX BENEFIT
  AND MINORITY INTEREST IN NET
  EARNINGS OF CONSOLIDATED SUBSIDIARY                                 (4,823,000)     (3,034,000)     (2,942,000)     (2,019,000)

INCOME TAX BENEFIT                                                    (1,062,000)       (241,000)       (114,000)       (238,000)

MINORITY INTEREST IN NET EARNINGS (LOSSES)
  OF CONSOLIDATED SUBSIDIARY                                              24,000        (119,000)          7,000         (76,000)
                                                                    ------------    ------------    ------------    ------------
NET LOSS                                                            ($ 3,785,000)   ($ 2,674,000)   ($ 2,821,000)   ($ 1,705,000)
                                                                    ============    ============    ============    ============

LOSS PER SHARE
  Basic                                                             ($      0.42)   ($      0.29)   ($      0.32)   ($      0.19)
                                                                    ============    ============    ============    ============
  Diluted                                                           ($      0.42)   ($      0.29)   ($      0.32)   ($      0.19)
                                                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF (LOSS)
  PER SHARE
   Basic                                                               8,967,000       9,139,000       8,939,000       9,148,000
                                                                    ============    ============    ============    ============
   Diluted                                                             8,967,000       9,139,000       8,939,000       9,148,000
                                                                    ============    ============    ============    ============


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                             July 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                           ($3,785,000)  ($2,674,000)

 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:

  Depreciation and amortization                       1,294,000     1,834,000

  Recognized Gain on Sale of Building                   (50,000)         --

  Provision for reserves                                715,000          --

  Bad Debt Expense                                         --         987,000

  Minority interest                                      24,000      (119,000)

 Changes in assets and liabilities:

  Accounts receivable                                  (177,000)    4,141,000

  Net investment in sales-type leases                (5,667,000)    2,648,000

  Inventories                                         2,596,000     7,892,000

  Prepaid taxes                                         695,000     2,715,000

  Other assets                                         (440,000)      495,000

  Trade acceptances payable                          (1,630,000)   (5,468,000)

  Accounts payable and accrued expenses              (1,068,000)   (4,848,000)
                                                    ------------   -----------
   Net cash (used in)
      provided by operating activities               (7,493,000)    7,603,000
                                                    ------------   -----------


  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended
                                                                   July 31,
                                                           --------------------------
                                                                2001        2000
                                                           -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                        (389,000)      (822,000)

 Proceeds from the Sale of the Building                     3,998,000           --
                                                          -----------    -----------
     Net cash (used in) provided
         by investing activities                            3,609,000       (822,000)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds (repayments) of bank financing                         --       (2,294,000)

 Repayments of long-term debt                                 (57,000)      (861,000)

 Purchase of treasury shares                                 (123,000)       (25,000)
                                                          -----------    -----------
     Net cash used in financing activities                   (180,000)    (3,180,000)
                                                          -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (96,000)       (79,000)
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (4,160,000)     3,522,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              7,544,000      1,290,000
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 3,384,000    $ 4,812,000
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                            $   210,000    $   239,000
                                                          ===========    ===========
 Income taxes paid                                        $     7,000    $   228,000
                                                          ===========    ===========


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
            Three Months and Six months ended July 31, 2001 and 2000


     1.   Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month and six month periods ended July 31, 2001 and 2000 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively, the "Company").

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments and normal accruals necessary to present fairly the results of operations for each of the three month and six month periods ended July 31, 2001 and 2000, the financial position at July 31, 2001 and cash flows for the six month periods ended July 31, 2001 and 2000. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2001 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior period amounts to conform to current period presentation.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2.   Inventories

                                                           July 31, 2001     January 31, 2001
                                                          ---------------    ---------------
New Machines ..........................................   $     7,906,000    $     9,732,000
Used Machines .........................................         2,277,000          2,567,000
Parts .................................................         5,002,000          5,305,000
                                                          ---------------    ---------------
                                                               15,185,000         17,604,000

Less:  Reserve ........................................        (2,450,000)        (2,450,000)
                                                          ---------------    ---------------

Inventories, net ......................................   $    12,735,000    $    15,154,000
                                                          ===============    ===============


     3.   Net Investment in Sales-Type Leases

                                                       July 31, 2001               January 31, 2001
                                                       --------------              ----------------

Total minimum lease payments
  receivable......................................      $12,316,000                   $6,267,000

Estimated residual value of leased
  property (unguaranteed).........................        5,953,000                    5,251,000

Reserve for estimated uncollectible
  lease payments..................................       (1,165,000)                  (1,100,000)

Less: Unearned income.............................       (2,816,000)                  (1,732,000)
                                                         -----------                 -----------

Net investment....................................       14,288,000                    8,686,000

Less: Current portion.............................       (5,087,000)                  (2,576,000)
                                                         ----------                  -----------

Non-current portion...............................      $ 9,201,000                  $ 6,110,000
                                                        ============                 ===========

     4.   Capitalized Lease Obligations

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at July 31, 2001.

     Payments for the year ending January 31:

     2002                                      $144,000
     2003                                       303,000
     2004                                       288,000
     2005                                       297,000
     2006                                       306,000
     Thereafter                               1,729,000
                                              ---------
     Total minimum lease payments             3,067,000
     Less: amount representing interest       1,222,000
                                              ---------
     Present value of net minimum
        lease payments                        1,845,000
     Less: Current Portion                      115,000
                                              ---------
     Long-term lease obligations             $1,730,000
                                             ==========

     5.   Industry Segments

     The Company operates in two reportable segments; embroidery equipment and leasing. The Embroidery segment consists principally of the sale of new and used embroidery equipment and value added products such as parts, accessories and software. The Leasing segment provides leasing services to the Company's customers.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The "Corporate" Column includes corporate related items not allocated to reportable segments and the elimination of intercompany transactions. Identifiable assets are those tangible and intangible assets used in operations in each reportable segment. Corporate assets are principally the Company's capitalized lease for its headquarters facility and goodwill.


Three Months Ended July 31, 2001                Embroidery       Leasing       Corporate    Consolidated
---------------------------------              ------------    -----------   -------------  ------------
Sales to unaffiliated customers                $ 13,389,000    $ 1,269,000           --     $ 14,658,000

Transfers between segments                        2,683,000           --       (2,683,000)          --
                                               ------------    -----------   ------------   ------------
Total revenues                                   16,072,000      1,269,000     (2,683,000)  $ 14,658,000
                                               ============    ===========   ============   ============
Interest expense                                     65,000          2,000           --           67,000
                                               ============    ===========   ============   ============
Depreciation and amortization expense               320,000         37,000        271,000        628,000
                                               ============    ===========   ============   ============
(Loss) income before income tax
 (benefit) provision                             (2,914,000)       (28,000)          --       (2,942,000)
                                               ============    ===========   ============   ============
Income tax (benefit)                               (114,000)         --              --         (114,000)
                                               ============    ===========   ============   ============
Identifiable assets (excluding intercompany)   $ 28,371,000    $16,162,000   $  5,693,000   $ 50,526,000
                                               ============    ===========   ============   ============

Three Months Ended July 31, 2000                Embroidery       Leasing       Corporate    Consolidated
--------------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers                $ 18,027,000    $   517,000           --     $ 18,544,000

Transfers between segments                        3,283,000           --       (3,283,000)          --
                                               ------------    -----------   ------------   ------------
Total revenues                                   21,310,000        517,000     (3,283,000)  $ 18,544,000
                                               ============    ===========   ============   ============
Interest expense                                    157,000          2,000           --          159,000
                                               ============    ===========   ============   ============
Depreciation and amortization expense               370,000         95,000        553,000      1,018,000
                                               ============    ===========   ============   ============
(Loss) income before income tax
 (benefit) provision                             (2,113,000)        28,000         66,000     (2,019,000)
                                               ============    ===========   ============   ============
Income tax (benefit) provision                     (238,000)          --             --         (238,000)
                                               ============    ===========   ============   ============
Identifiable assets (excluding intercompany)   $ 34,363,000    $13,979,000   $ 15,505,000   $ 63,847,000
                                               ============    ===========   ============   ============

Six Months Ended July 31, 2001                  Embroidery       Leasing       Corporate    Consolidated
--------------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers                $ 28,338,000    $ 1,681,000           --     $ 30,019,000

Transfers between segments                        6,356,000           --       (6,356,000)          --
                                               ------------    -----------   ------------   ------------
Total revenues                                   34,694,000      1,681,000     (6,356,000)  $ 30,019,000
                                               ============    ===========   ============   ============
Interest expense                                    111,000         99,000           --          210,000
                                               ============    ===========   ============   ============
Depreciation and amortization expense               611,000         99,000        584,000      1,294,000
                                               ============    ===========   ============   ============
(Loss) income before income tax
 (benefit) provision                             (4,194,000)      (629,000)          --       (4,823,000)
                                               ============    ===========   ============   ============
Income tax (benefit)                               (198,000)      (864,000)          --       (1,062,000)
                                               ============    ===========   ============   ============
Identifiable assets (excluding intercompany)   $ 28,371,000    $16,162,000   $  5,693,000   $ 50,526,000
                                               ============    ===========   ============   ============

Six Months Ended July 31, 2000                  Embroidery       Leasing       Corporate    Consolidated
--------------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers                $ 36,121,000    $ 1,149,000           --     $ 37,270,000

Transfers between segments                        4,957,000           --       (4,957,000)          --
                                               ------------    -----------   ------------   ------------
Total revenues                                   41,078,000      1,149,000     (4,957,000)  $ 37,270,000
                                               ============    ===========   ============   ============
Interest expense                                    234,000          5,000           --          239,000
                                               ============    ===========   ============   ============
Depreciation and amortization expense               779,000        202,000        853,000      1,834,000
                                               ============    ===========   ============   ============
(Loss) income before income tax
 (benefit) provision                             (3,264,000)       230,000           --       (3,034,000)
                                               ============    ===========   ============   ============
Income tax (benefit) provision                     (241,000)          --             --         (241,000)
                                               ============    ===========   ============   ============
Identifiable assets (excluding intercompany)   $ 34,363,000    $13,979,000   $ 15,505,000   $ 63,847,000
                                               ============    ===========   ============   ============


     6.   SAB 74 Disclosure

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $3,679,000 and other intangible assets is zero. Amortization expense during the six-month period ended July 31, 2001 was $508,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Three months and six months ended July 31, 2001 as compared to the three months and six months ended July 31, 2000.

     Net sales. Net sales for the three months ended July 31, 2001 were $13.8 million, a decrease of $4.2 million, or 23.4%, compared to $18.0 million for the three months ended July 31, 2000, and $29.3 million for the six months ended July 31, 2001, a decrease of $6.8 million or 18.8%, compared to $36.1 million for the six months ended July 31, 2000. The Company believes that the reduction in the sales level for the three months and six months ended July 31, 2001 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $ 9.2 million or 65.8%, and $9.7 million, or 53.3%, of net sales for the three months ended July 31, 2001 and 2000, respectively. For the six month period ended July 31, 2001 versus the six month period ended July 31, 2000, the figures are $19.3 million or 65.8%, and $22.4 million or 61.9%, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models) represented approximately $6.8 million and $2.4 million, respectively of total new embroidery machine sales during the three months ended July 31, 2001 as compared to approximately $6.9 million and $2.8 million for the three months ended July 31, 2000, respectively. For the six month period ended July 31, 2001, small machines represented $13.7 million and large machines $5.6 million, compared to $15.1 million and $7.3 million, respectively, for the six month period ended July 31, 2000.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the three months ended July 31, 2001 aggregated approximately $6.6 million, as compared to $8.3 million for the three months ended July 31, 2000. For the six months ended July 31, 2001 and July 31, 2000, the figures were $10.0 million and $13.7 million, respectively.

     Income related to sales-type leases. HAPL's income increased by $0.4 million to $0.9 million for the three months ended July 31, 2001 from income of $0.5 million for the comparable period of the prior year. This increase is directly related to the proportion of leases written and funded for new embroidery machine sales and the timing of funding of lease payment streams to third party funding sources. For the six months ended July 31, 2001, HAPL lease income declined from $1.1 million to $0.7 million, reflecting the absolute lower levels of leases funded as well as leases repurchased during the first quarter. The percentage of new equipment sales which are leased was 68.9% of total new equipment sales for the three months ended July 31, 2001 as compared to 19.0% for the three months ended July 31, 2000. The comparable six month figures are 48.5% and 22.0%, respectively.

     Cost of sales. For the three months ended July 31, 2001, cost of sales declined $1.9 million, or 16.5%, to $9.7 million from $11.6 million for the three months ended July 31, 2000. For the six month period ended July 31, 2000 compared to July 31, 2001, the figures reflect a decline of $4.0 million, from $23.1 million to $19.1 million, respectively. The decline was a result of the related decline in net sales for the three months and six months ended July 31, 2001 as compared to the three months and six months ended July 31, 2000. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins as currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined slightly from 37.6% to 34.1% for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000, and from 38.0% to 36.3% for the six months ended July 31, 2001 as compared to July 31, 2000, primarily due to aggressive pricing to reduce inventories of earlier technology machines that will be replaced by newer technology hardware inventory now being introduced.

     Operating Expenses. For the three months ended July 31, 2001, operating expenses declined by $0.7 million, or 8.0% to $8.1 million versus $8.8 million for the three months ended July 31, 2000. For the six month period ended July 31, 2001, operating expenses declined by $0.8 million, from $16.9 million to $16.1 million, or approximately 4.7%. Operating expenses increased as a percentage of revenues to 55.1% from 47.6% for the three months, and to 53.8% from 45.5% for the six months ended July 31, 2001 and 2000, respectively, due to decline in sales revenue occurring at a faster rate than the company was able to reduce expenses. The Company will continue to reduce costs in its infrastructure to bring operating expenses in line with revised sales projections.

     Other Income and Expense. Interest expense for the three months ended July 31, 2001 decreased from $159,000 for the three months ended July 31, 2000 to $67,000 for the three months ended July 31, 2001. For the six month period ended July 31, 2001 versus July 31, 2000, interest expense declined from $239,000 to $210,000, respectively. This change in interest income and expense is substantially the result of interest income earned from short-term investments during the three months and six months ended July 31, 2001, and elimination of working capital borrowings outstanding against the Company's Revolving Credit Facility when compared to the three months and six months ended July 31, 2000, offset by the reclassification of rent expense to interest expense as relate to the accounting rules associated with the sale and leaseback of our corporate facility. The change in other income is substantially the result of the recognized portion of the gain on the sale of the headquarters facility and the effect of foreign exchange transactions.

     Income tax benefit. The income tax benefit was $114,000 for the three months ended July 31, 2001 and $1,062,000 for the six months ended July 31, 2001, primarily the result of adjustments to estimated tax liabilities for research and development credits associated with our Pulse Microsystems Ltd. software subsidiary and an adjustment to net tax liabilities.

     Net Loss. The net loss for the three months ended July 31, 2001 was $2.8 million, an increase of $1.1 million as compared to the loss of $1.7 million for the three months ended July 31, 2000. The net loss for the six months ended July 31, 2001 was $3.8 million, an increase of $1.1 million, as compared to the net loss of $2.7 million for the six months ended July 31, 2000. The net margin declined to (19.2%) for the three months ended July 31, 2001 from (9.2%) for the three months ended July 31, 2000, and declined to (12.6%) from (7.2%) for the six month periods ended July 31, 2001 and July 31, 2000, respectively. These declines are attributable to a more rapid rate of decline in net sales than was possible to achieve in reduction of operating expenses over the same period.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $22.8 at July 31, 2001, decreasing $2.4 million, or 9.5%, from $25.2 million at January 31, 2001. The Company has financed its operations from existing cash balances, cash provided by operations, the sale of its headquarters facility and sales of leases to third party financing sources.

     During the six months ended July 31, 2001, the Company's cash and cash equivalents decreased by $4.2 million to $3.4 million. Net cash of $7.5 million was used by the Company's operating activities. Cash was principally consumed by the operating loss in the first two quarters of $3.8 million, increases in the balance of net investments in sales-type leases of $5.7 million, a decrease in trade acceptances by $1.1 million and a reduction of accounts payable of approximately $1.6 million, and was offset by cash available from a reduction of inventories and non-cash expenses reported for depreciation and amortization. Cash flows from investing activities were favorable by $3.6 million, provided principally by proceeds from the sale of the corporate facility. There were no material cash flows either consumed or provided by financing activities.

     The Company's strategy to mitigate its exposure to foreign currency fluctuations utilizes several approaches, including purchases of foreign currency on the current market and adjusting selling prices to maintain margins, and using a just in time strategy to minimize inventory exposure. The Company also may purchase forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. As of July 31, 2001 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

Effective as of September 30, 1999 the Company satisfied all of its obligations and exited its Revolving Credit Facility with a syndicate led by Bank of New York and replaced it with a new Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of July 31, 2001. The Agreement was also used to support trade acceptances payable of approximately $2.3 million as of that date. The Company was in compliance with all financial covenants at year-end.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. The increased investment of $5.7 million in the first half of FY2002 was largely driven by the successful marketing of integrated sales packages that included leasing services, resulting in the increased penetration of leasing in machine sales from 30.3% in the first quarter to 68.9% in the second quarter. This increase created a high volume of transactions that are proceeding through the documentation through funding cycle, and these leases will be sold to third-party financial institutions through the normal course of business. Leasing, which was fully activated in May 1993, has closed approximately $240.0 million in lease agreements through July 31, 2001. As of July 31, 2001, approximately $212.6 million, or 88.6%, of the leases written have been sold to third-party financial institutions.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements for the next year.

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

     Item 5. Other Information - None

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

Dated: September 14, 2001