Form 10-Q
period 2001-10-31
HIRSCH INTERNATIONAL CORP
filed 2001-12-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2001.


             Class of                                        Number of
             Common Equity                                    Shares

             Class A Common Stock,                           6,121,000
             par value $.01

             Class B Common Stock,                           2,668,000
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





Part I.  Financial Information


         Item 1.  Consolidated Financial Statements


                     Consolidated Balance Sheets - October 31, 2001 and January 31, 2001

                     Consolidated Statements of Operations for the Nine and Three Months Ended October 31, 2001 and 2000

                     Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2001 and 2000

                     Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Part II.  Other Information

                     Signatures


Part I - Financial Information

Item 1.   Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 October 31,      January 31,
                                                    2001             2001
                                                 ---------        ---------
                                                (Unaudited)


ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $4,462,000       $7,544,000

Accounts receivable, net                          7,988,000        9,840,000

Net investment in sales-type leases,
   current portion (Note 3)                       5,087,000        2,576,000

Inventories, net (Note 2)                        16,204,000       15,154,000

Prepaid income taxes                              1,036,000        1,762,000

Other current assets                                487,000          274,000
                                                -----------       ----------
     Total current assets                        35,264,000       37,150,000
                                                -----------       ----------
NET INVESTMENT IN SALES-TYPE LEASES,
  non-current portion (Note 3)                    8,669,000        6,110,000

EXCESS OF COST OVER NET ASSETS ACQUIRED,
 net of accumulated amortization of
 approximately $13,391,000 and $12,656,000,
 respectively                                     3,434,000        4,169,000

PURCHASED TECHNOLOGIES, net of accumulated
  amortization of approximately $1,339,000
  and $1,323,000, respectively                         --             16,000

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       3,987,000        5,447,000

OTHER ASSETS                                        850,000        1,138,000
                                                -----------      -----------
TOTAL ASSETS                                    $52,204,000      $54,030,000
                                                ===========      ===========


See notes to consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  October 31,       January 31,
                                                       2001             2001
                                                    ----------      -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                        $5,418,000       $3,974,000

  Accounts payable and accrued expenses             8,300,000        7,924,000

  Current maturities of long-term debt                235,000           38,000
                                                   ----------       ----------
     Total current liabilities                      13,953,000       11,936,000

  Capitalized lease obligations, less
         current portion (Note 4)                   1,697,000           79,000

  Deferred gain on sale of building                   996,000             --
                                                   ----------       ----------
     Total liabilities                             16,646,000       12,015,000
                                                   ----------       ----------
MINORITY INTEREST                                   1,836,000        1,737,000
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                     --              --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, outstanding: 6,121,000
   shares                                              68,000           68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares     27,000           27,000

  Additional paid-in capital                       41,397,000       41,397,000

  Retained earnings (deficit)                      (5,989,000)          50,000

  Accumulated other comprehensive income (loss)      (179,000)          88,000
                                                   ----------       ----------
                                                   35,324,000       41,630,000
  Less: Treasury stock, at cost; 694,000 shares
   and 566,000 shares, respectively                 1,602,000        1,352,000
                                                   ----------       ----------
     Total stockholders' equity                    33,722,000       40,278,000
                                                   ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $52,204,000      $54,030,000
                                                  ===========      ===========

See notes to consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  NINE MONTHS ENDED               THREE MONTHS ENDED
                                                     October 31,                      October 31,
                                            ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                            ------------    ------------    ------------    ------------

REVENUES
 Net Sales                                  $  44,350,000    $ 55,679,000   $ 15,035,000    19,558,000
 Income related to sales-type leases            1,251,000       1,323,000        547,000       174,000
                                               ----------      -----------    -----------   ----------
        Total revenue                          45,601,000      57,002,000     15,582,000    19,732,000
                                               ----------      -----------    -----------   ----------
COST OF SALES                                  29,728,000      36,441,000     10,617,000    13,349,000
                                               ----------      -----------    -----------   ----------
GROSS PROFIT                                   15,873,000      20,561,000      4,965,000     6,383,000

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                        23,144,000      24,211,000      6,997,000     7,262,000
                                              -----------     -----------    -----------    ----------
OPERATING LOSS                                 (7,271,000)     (3,650,000)    (2,032,000)     (879,000)

OTHER EXPENSE (INCOME)
  Interest expense                                304,000         356,000         94,000       117,000
  Other expense (income)                         (612,000)        (80,000)        14,000      (104,000)
                                               -----------     -----------    -----------    ----------
       Total other expense (income)              (308,000)        276,000        108,000        13,000
                                               -----------     -----------    -----------    ----------
  LOSS BEFORE INCOME TAX BENEFIT
  AND MINORITY INTEREST IN NET
  EARNINGS(LOSSES) OF CONSOLIDATED
  SUBSIDIARY (Note 1)                          (6,963,000)     (3,926,000)    (2,140,000)     (892,000)

INCOME TAX PROVISION(BENEFIT)                  (1,024,000)       (141,000)        38,000       100,000

MINORITY INTEREST IN NET EARNINGS
(LOSS)OF CONSOLIDATED SUBSIDIARY                  100,000         (76,000)        76,000        43,000
                                             ------------     ------------   ------------   -----------
NET LOSS                                     ($ 6,039,000)   ($ 3,709,000)  ($ 2,254,000)  ($ 1,035,000)
LOSS PER SHARE                                ============    ============   ============   ===========


  Basic                                      ($      0.68)   ($      0.41)  ($     0.25)    ($    0.11)
                                              ============    ============   ============   ===========
  Diluted                                    ($      0.68)   ($      0.41)  ($     0.25)    ($    0.11)
                                              ============    ============   ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF LOSS
  PER SHARE
   Basic                                        8,928,000      9,138,400      8,851,000      9,111,000
                                              ============    ============   =============  ===========
   Diluted                                      8,928,000      9,138,400      8,851,000      9,111,000
                                              ============    ============   =============  ===========


See notes to consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                           October 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                           ($6,039,000)  ($3,709,000)

 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:

  Depreciation and amortization                       1,865,000     2,567,000

  Recognized Gain on Sale of Building                   (80,000)          --

  Bad debt expense                                          --        987,000

  Provision for reserves                                729,000      (643,000)

  Minority interest                                     100,000       (76,000)

 Changes in assets and liabilities:

  Accounts receivable                                 1,188,000       872,000

  Net investment in sales-type leases                (5,135,000)      (42,000)

  Inventories                                        (1,566,000)   11,697,000

  Prepaid taxes                                         726,000     2,881,000

  Other assets                                          (62,000)      225,000

  Trade acceptances payable                             376,000    (4,539,000)

  Accounts payable and accrued expenses               1,445,000   ( 3,044,000)
                                                    ------------   -----------
   Net cash (used in)
   provided by operating activities                  (6,453,000)    7,176,000
                                                    ------------   -----------


  See notes to consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended
                                                                     October 31,
                                                           --------------------------
                                                                2001        2000
                                                           -----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                       (258,000)      (227,000)

 Proceeds from the Sale of the Building                    4,236,000            --
                                                          -----------    -----------
     Net cash (used in) provided
         by investing activities                           3,978,000       (227,000)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds (repayments) of bank financing                        --       (2,328,000)

 Repayments of long-term debt                                (90,000)      (917,000)

 Purchase of treasury shares                                (250,000)      (155,000)
                                                          -----------    -----------
     Net cash used in financing activities                  (340,000)    (3,400,000)
                                                          -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (267,000)      (279,000)
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,082,000)     3,270,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             7,544,000      1,290,000
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 4,462,000    $ 4,560,000
                                                         ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                              $304,000       $356,000
                                                          ===========    ===========
 Income taxes paid                                        $    7,000    $   400,000
                                                          ===========   ============

  See notes to consolidated financial statements.



                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
          Three Months and Nine months ended October 31, 2001 and 2000


     1.   Organization and Basis of Presentation

     The accompanying consolidated financial statements as of and for the three month and nine month periods ended October 31, 2001 and 2000 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively, the "Company").

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments and normal accruals necessary to present fairly the results of operations for each of the three month and nine month periods ended October 31, 2001 and 2000, the financial position at October 31, 2001 and cash flows for the nine month periods ended October 31, 2001 and 2000. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2001 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the prior period amounts to conform to current period presentation.

     The interim financial results are not necessarily indicative of the results to be expected for the full year.


     2.   Inventories

                                           October 31, 2001    January 31, 2001
                                           ----------------    ---------------
New Machines ........................... $    12,629,000    $     9,732,000
Used Machines ..........................       1,788,000          2,567,000
Parts ..................................       3,672,000          5,305,000
                                            ---------------    ---------------
                                              18,089,000         17,604,000
Less:  Reserve .... ..................        (1,885,000)        (2,450,000)
                                            ---------------    ---------------

Inventories, net .....................   $    16,204,000    $    15,154,000
                                            ===============    ===============


     3.   Net Investment in Sales-Type Leases


                                          October 31, 2001      January 31, 2001
                                          ----------------      ----------------
Total minimum lease payments
  receivable..........................       $11,673,000          $6,267,000

Estimated residual value of leased
  property (unguaranteed)...............       5,829,000           5,251,000

Reserve for estimated uncollectible
  lease payments.......................       (1,165,000)         (1,100,000)

Less: Unearned income....................     (2,581,000)         (1,732,000)
                                              -----------         -----------

Net investment.........................       13,756,000           8,686,000

Less: Current portion..................       (5,087,000)         (2,576,000)
                                               ----------         -----------

Non-current portion....................      $ 8,669,000         $ 6,110,000
                                             ============         ===========


     4.   Capitalized Lease Obligations

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at October 31, 2001.

     Payments for the year ending January 31:

     2002                                      $ 85,000
     2003                                       303,000
     2004                                       288,000
     2005                                       297,000
     2006                                       306,000
     Thereafter                               1,730,000
                                              ---------
     Total minimum lease payments             3,009,000
     Less: amount representing interest       1,204,000
                                              ---------
     Present value of net minimum
        lease payments                        1,805,000
     Less: Current Portion                      108,000
                                              ---------
     Long-term lease obligations             $1,697,000
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


Three Months Ended October 31, 2001         Embroidery       Leasing       Corporate    Consolidated
---------------------------------          ------------    -----------   -------------  ------------
Sales to unaffiliated customers            $ 14,743,000    $   839,000           --     $ 15,582,000

Transfers between segments                    2,882,000           --       (2,882,000)          --
                                           ------------    -----------   ------------   ------------
Total revenues                               17,625,000        839,000     (2,882,000)    15,582,000
                                           ============    ===========   ============   ============
Interest expense                                 92,000          2,000           --           94,000
                                           ============    ===========   ============   ============
Depreciation and amortization expense           310,000         32,000        287,000        629,000
                                           ============    ===========   ============   ============

(Loss) income before income tax
 provision                                  (2,251,000)        111,000         --        (2,140,000)
                                           ============    ===========   ============   ============
Income tax provision                            38,000         --              --            38,000
                                           ============    ===========   ============   ============
Identifiable assets(excluding intercompany)$32,184,000     $14,768,000   $  5,252,000   $52,204,000
                                           ============    ===========   ============   ============

Three Months Ended October 31, 2000         Embroidery       Leasing       Corporate    Consolidated
----------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers            $ 18,247,000    $ 1,485,000           --     $ 19,732,000

Transfers between segments                    4,439,000           --       (4,439,000)          --
                                           ------------    -----------   ------------   ------------
Total revenues                               22,686,000      1,485,000     (4,439,000)  $ 19,732,000
                                           ============    ===========   ============   ============
Interest expense                                117,000          --              --          117,000
                                           ============    ===========   ============   ============
Depreciation and amortization expense           273,000         73,000        387,000        733,000
                                           ============    ===========   ============   ============
(Loss) before income tax
  provision                                    (658,000)      (234,000)         --         (892,000)
                                           ============    ===========   ============   ============
Income tax  provision                           100,000          --             --          100,000
                                           ============    ===========   ============   ============
Identifiable assets                        $ 45,687,000     $7,231,000   $ 12,251,000   $ 65,169,000
                                           ============    ===========   ============   ============

Nine Months Ended October 31, 2001          Embroidery       Leasing       Corporate    Consolidated
----------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers            $ 43,081,000    $ 2,520,000           --     $ 45,601,000

Transfers between segments                    9,238,000           --       (9,238,000)          --
                                           ------------    -----------   ------------   ------------
Total revenues                               52,319,000      2,520,000     (9,238,000)  $ 45,601,000
                                           ============    ===========   ============   ============
Interest expense                               203,000         101,000           --          304,000
                                           ============    ===========   ============   ============
Depreciation and amortization expense          921,000         131,000        871,000      1,923,000
                                           ============    ===========   ============   ============
(Loss) before income tax
 (benefit) provision                        (6,445,000)      (518,000)          --       (6,963,000)
                                           ============    ===========   ============   ============
Income tax (benefit)                          (160,000)      (864,000)          --       (1,024,000)
                                           ============    ===========   ============   ============
Identifiable assets(excluding intercompany)$ 32,184,000    $14,768,000   $  5,252,000   $ 52,204,000
                                           ============    ===========   ============   ============

Nine Months Ended October 31, 2000          Embroidery       Leasing       Corporate    Consolidated
----------------------------------------   ------------    -----------   ------------   ------------
Sales to unaffiliated customers            $ 53,266,000    $ 3,736,000           --     $ 57,002,000

Transfers between segments                    9,396,000           --       (9,396,000)          --
                                           ------------    -----------   ------------   ------------
Total revenues                               62,662,000      3,736,000     (9,396,000)  $ 57,002,000
                                           ============    ===========   ============   ============
Interest expense                                352,000          4,000           --          356,000
                                           ============    ===========   ============   ============
Depreciation and amortization expense         1,052,000        275,000      1,240,000      2,567,000
                                           ============    ===========   ============   ============
(Loss) before income tax
 (benefit) provision                        (3,922,000)        (4,000)         --        (3,926,000)
                                           ============    ===========   ============   ============
Income tax (benefit)                          (141,000)          --             --         (141,000)
                                           ============    ===========   ============   ============
Identifiable assets                       $ 45,687,000     $ 7,231,000   $ 12,251,000   $ 65,169,000
                                           ============    ===========   ============   ============


     6. Restructuring Charge

     During the fourth quarter of 2002 the Company adopted a plan of restructuring. The Company will record a pretax charge of between $10 million and $15 million to provide for employee severance payments, charges associated with relocating its distribution facilities and costs relating to lease termination or lease restructurings. The Company expects the restructuring plan to be completed by April 2002.


     7. SAB 74 Disclosure

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

     The Company's previous business combinations were accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill is $3,434,000 and other intangible assets is zero. Amortization expense during the nine-month period ended October 31, 2001 was $752,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


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

Three months and nine months ended October 31, 2001 as compared to the three months and nine months ended October 31, 2000.

     Net sales. Net sales for the three months ended October 31, 2001 were $15.0 million, a decrease of $4.6 million, or 23.5%, compared to $19.6 million for the three months ended October 31, 2000, and $44.4 million for the nine months ended October 31, 2001, a decrease of $11.3 million or 20.3%, compared to $55.7 million for the nine months ended October 31, 2000. The Company believes that the reduction in the sales level for the three months and nine months ended October 31, 2001 is attributable to a decrease in overall demand for new embroidery machines.

     The sale of new embroidery machinery represented approximately $ 9.7 million or 64.7%, and $12.1 million, or 61.7%,of net sales for the three months ended October 31, 2001 and 2000, respectively. For the nine month period ended October 31, 2001 versus the nine month period ended October 31, 2000, the figures are $29.0 million or 65.3%, and $34.5 million or 61.9%, respectively. Small embroidery machines (one through six-head "FX" models) and large embroidery machines (six-head "DC" models through thirty-head models)
represented approximately $6.2 million and $3.5 million, respectively of total new embroidery machine sales during the three months ended October 31, 2001 as compared to approximately $7.3 million and $4.7 million, respectively for the three months ended October 31, 2000. For the nine month period ended October 31, 2001, small machines represented $19.8 million and large machines $9.2 million, compared to $22.5 million and $12.0 million, respectively, for the nine month period ended October 31, 2000.

     Revenue from the sale of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for the three months ended October 31, 2001 aggregated approximately $5.3 million, as compared to $7.5 million for the three months ended October 31, 2000. For the nine months ended October 31, 2001 and October 31, 2000, the figures were $15.4 million and $21.2 million, respectively.

     Income related to sales-type leases. HAPL's income increased by $0.3 million to $0.5 million for the three months ended October 31, 2001 from income of $0.2 million for the comparable period of the prior year. This increase is directly related to the proportion of leases written and funded for new embroidery machine sales and the timing of funding of lease payment streams to third party funding sources. For the nine months ended October 31, 2001, HAPL's lease income remained approximately constant reflecting the increasing proportion of leases written for the second and third quarters, the timing of lease fundings and the lack of lease repurchases for the third quarter. The percentage of new equipment sales which are leased was 62.8% of total new equipment sales for the three months ended October 31, 2001 as compared to 25.4% for the three months ended October 31, 2000. The comparable nine month figures are 53.2% and 23.1%, respectively.

     Cost of sales. For the three months ended October 31, 2001, cost of sales declined $2.7 million, or 20.3%, to $10.6 million from $13.3 million for the three months ended October 31, 2000. For the nine month period ended October 31, 2001, the figures reflect a decline of $6.7 million, from $36.4 million to $29.7 million, for the nine months ended October 31, 2000. The decline was primarily the result of the related decline in net sales for the three months and nine months ended October 31, 2001. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins as currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin declined slightly from 32.3% to 31.9% for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000, and from 36.1% to 34.8% for the nine months ended October 31, 2001 as compared to October 31, 2000, primarily due to aggressive pricing to reduce inventories of earlier technology machines that have been replaced by newer technology hardware.

     Operating Expenses. For the three months ended October 31, 2001, operating expenses declined by $0.3 million, or 4.0% to $7.0 million versus $7.3 million for the three months ended October 31, 2000. For the nine month period ended October 31, 2001, operating expenses declined by $1.1 million, from $24.2 million to $23.1 million, or approximately 4.5%. Operating expenses increased as a percentage of revenues to 44.9% from 36.8% for the three months, and to 50.8 % from 42.5% for the nine months ended October 31, 2001 and 2000, respectively, due to a decline in sales revenue occurring at a faster rate than the Company was able to reduce expenses. The Company has adopted a plan of restructuring (see note 6) to reduce operating expenses in response to its revised operating plan.

     Other Income and Expense. Interest expense for the three months ended October 31, 2001 decreased from $117,000 for the three months ended October 31, 2000 to $94,000 for the three months ended October 31, 2001. For the nine month period ended October 31, 2001 versus October 31, 2000, interest expense declined from $356,000 to $304,000. This change in interest income and expense is substantially the result of interest income earned from short-term investments during the three months and nine months ended October 31, 2001, and elimination of working capital borrowings outstanding against the Company's Revolving Credit Facility when compared to the three months and nine months ended October 31, 2000, offset by the reclassification of rent expense to interest expense as related to the accounting rules associated with the sale and leaseback of our corporate facility. The change in other income is substantially the result of the recognized portion of the gain on the sale of the headquarters facility and the effect of foreign exchange transactions.

Income tax benefit. The income tax expense was $38,000 and $100,000 for the three months ended October 31, 2001 and 2000, respectively. The income tax benefit was $1,024,000 for the nine months ended October 31, 2001, was primarily the result of adjustments to estimated tax liabilities for research and development credits associated with our Pulse Microsystems Ltd. software subsidiary and an adjustment to net tax liabilities.

     Net Loss. The net loss for the three months ended October 31, 2001 was $2.2 million, an increase of $1.2 million as compared to the net loss of $1.0 million for the three months ended October 31, 2000. The net loss for the nine months ended October 31, 2001 was $6.0 million, an increase of $2.3 million, as compared to the net loss of $3.7 million for the nine months ended October 31, 2000. The net loss as a percentage of revenue declined to (14.5%) for the three months ended October 31, 2001 from (5.2%) for the three months ended October 31, 2000, and declined to (13.2%) from (6.5%) for the nine month periods ended October 31, 2001 and October 31, 2000, respectively. These declines are attributable to a more rapid rate of decline in net sales than a corresponding reduction of operating expenses over the same period.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $21.3 at October 31, 2001, a decrease of $3.9 million, or 15.5%, from $25.2 million at January 31, 2001. The Company has financed its operations from existing cash balances, cash provided by operations, the sale of its headquarters facility and sales of leases to third party financing sources.

     During the nine months ended October 31,2001, the Company's cash and cash equivalents decreased by $3.0 million to $4.4 million. Net cash of $6.5 million was used by the Company's operating activities. Cash was principally consumed by the operating loss in the first three quarters of $6.0 million, increases in the balance of net investments in sales-type leases of $5.1 million, and was offset by cash available from a reduction of inventories and non-cash expenses reported for depreciation and amortization, as well as increases in Accounts Payable and decreases is Accounts Receivable. Cash flows from investing activities were favorable by $4.0 million, provided principally by proceeds from the sale of the corporate facility. There were no material cash flows either consumed or provided by financing activities.

     The Company's strategy to mitigate its exposure to foreign currency fluctuations utilizes several approaches, including purchases of foreign currency on the current market and adjusting selling prices to maintain margins, and using a just in time strategy to minimize inventory exposure. The Company also may purchase forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts are included in the cost of inventory. As of October 31, 2001 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

On or about September 30, 1999, the Company entered into a Revolving Credit and Security Agreement (the "Facility") with PNC Bank. The Facility provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Facility is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Facility. The terms of the Facility, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Facility as of October 31, 2001. The Facility was also used to support trade acceptances payable of approximately $5.4 million as of that date. The Company was in compliance with all financial covenants at quarter-end.

     HAPL sells most of its leases to financial institutions on either a non-recourse basis or a limited-liability basis within several months after the commencement of the lease term thereby reducing its financing requirements. The increased investment of $5.1 million in the first three quarters of FY2002 was largely driven by the successful marketing of integrated sales packages that included leasing services, resulting in the increased penetration of leasing in machine sales from 30.3% in the first quarter to 62.8% in the third quarter. This increase created a high volume of transactions that are proceeding through the documentation funding cycle, and these leases will be sold to third-party financial institutions through the normal course of business. Leasing, which was fully activated in May 1993, has closed approximately $246.1 million in lease agreements through October 31, 2001. As of October 31, 2001, approximately $218.8 million, or 88.9%, of the leases written have been sold to third-party financial institutions.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will provide the funding necessary to meet its anticipated working capital and capital expenditure requirements for the next year.

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

          *3.1 Restated Certificate of Incorporation of the Registrant

          **3.2 Amended and Restated By-laws of the Registrant

          ***4.1 Specimen of Class A Common Stock Certificate

          ***4.2 Specimen of Class B Common Stock Certificate

            10.1 Employment Agreement dated as of September 11, 2001 between
                 Paul Gallagher and the Company

          **** Incorporated by reference from the Registrant's Form 8K filed with the Commission on March 15, 2001 regarding sale and partial leaseback of the company's headquarters facility in Hauppauge, New York.

          (b)  Reports on Form 8K

               None
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIRSCH INTERNATIONAL CORP.
                                        Registrant

                                        By: /s/ Henry Arnberg
                                            ------------------------------
                                            Henry Arnberg, Chairman and
                                             Chief Executive Officer

                                        By: /s/ Paul Gallagher
                                            ------------------------------
                                            Paul Gallagher, Chief Operating
                                             Officer
Dated: December 14, 2001