Form 10-K
period 2002-01-31
HIRSCH INTERNATIONAL CORP
filed 2002-05-01
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 6.1 million shares of Class A Common Stock held by non-affiliates of the Company as of April 19, 2002 is $3.2 million.

     Indicate  the  number of  shares  outstanding  of each of the  registrant's
classes   of   common   equity,    as   of   the   latest    practicable   date:

                        Class of                             Number of
                      Common Equity                           Shares
                      -------------                           ------

                  Class A Common Stock                      6,120,611
                     Par value $.01

                  Class B Common Stock                      2,668,139
                     par value $.01

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 2002.

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

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until recently, these trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch. However, beginning in fiscal 2000 and continuing through fiscal 2002, the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers that resulted in reduced domestic demand for large embroidery machines. As a result, the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima"). Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has the exclusive right to distribute Tajima machines in the continental United States and Hawaii. Beginning in fiscal year 2000, Tajima granted Hirsch the non-exclusive right to distribute to US-based customers who had expanded their operating facilities into the Caribbean region.

     The Company enjoys a solid relationship with Tajima, having spanned more than 20 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), a subsidiary of Tajima.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company's software subsidiary, Pulse Microsystems Ltd. ("Pulse"), develops and supplies proprietary application software programs which enhance and simplify the embroidery process, as well as enable the customization of designs and reduce production costs. The majority of Pulse's proprietary application software programs are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me, Windows(R) XP and Windows (R) NT environments, which Hirsch believes will further simplify usage and enhance user flexibility. The Company believes that Pulse Signature(TM) software is unique in the industry in that it earned the right to use the Microsoft Windows(R) compliance trademark.

     The Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), provided a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its business objectives and discontinued its operations (see Note 7 to the Financial Statements). The Company will continue to work with customers to help them obtain financing through independent leasing companies, as an attractive alternative for purchasers looking to begin or expand operations. Hirsch also sells a broad range of embroidery supplies, accessories and proprietary embroidery products.

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

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the net assets for fiscal 2002 and operating results of these discontinued operations for all periods presented (see Note 7 to the Consolidated Financial Statements). The Company plans to repurchase the CIT Ultimate Net Loss ("UNL") portfolio and remarket it along with the existing internal portfolio to an outside financing source.

     In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers and to reduce its cost structure and improve efficiency. The restructuring initiatives involve the consolidation of the parts and supplies operations with existing Hirsch operations, the provision for the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel represents 25% of its workforce and 56 people. The severance payable at year-end is expected to paid by June 30. 2003. (See Note 8 to the Consolidated Financial Statements.)

     During the fourth quarter of fiscal 2002 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off the balance of $3,477,000 of Goodwill as an impairment charge to operations. During the fourth quarter of fiscal 2001, the Company wrote off approximately $7,640,000 of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitzing embroidery business assets of All Pro Punching, Inc. (see Note 16 to the Consolidated Financial Statements).

The Embroidery Industry

     The development of electronic computer-controlled embroidery machines has led to new embroidery applications and markets, cost savings, higher profit margins for users and production efficiencies which has transformed the embroidery industry from being extremely labor-intensive to an industry characterized by a high level of automation. Past innovations to embroidery machines offered superior design flexibility and increased speed and provided the manufacturer with the ability to embroider finished products, the ability to efficiently embroider up to fifteen colors at a time, automatic thread trimming, and other labor-saving improvements. Innovations include a narrow cylinder arm sewing head that permits embroidery on small diameter apparel, such as pockets, sleeves, pant legs and socks. The embroidery industry on a world-wide basis also benefits from the demand for licensed products distributed by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered have attracted broad fashion and commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of one to a group of needles that are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software. In fiscal 2002, Pulse became the exclusive software supplier for Tajima embroidery machines worldwide under the name Tajima DG/ML by Pulse.

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) assembles and sells a broad range of Tajima embroidery machines, (ii) develops and supplies proprietary application software programs for embroidery machines,
(iii) sells a broad range of embroidery supplies, accessories and proprietary products, (iv) reconditions, remanufactures and sells used embroidery machinery, and (v) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services. In addition, the Company, through its Hometown Threads, LLC venture, is currently marketing its concept to provide retail embroidery services at Wal*Mart(R) stores, shopping center and mall locations. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

     Embroidery Machines. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable. The Company markets and distributes over 80 models of embroidery machines, ranging in size from 1 head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments and other soft goods. Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $12,000 to $150,000. Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

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

     Pulse Microsystems Ltd. Software. The Company's Pulse subsidiary, acquired in 1994, offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of the Company's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me, Windows(R) XP and Windows(R) NT environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines can be networked through Pulse software. It is the Company's established practice to aggressively market its software with embroidery equipment and as an upgrade to its installed base of approximately 17,500 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities. Pulse continues to automate the process of creating embroidery applications in order to open new markets, reduce costs and increase production efficiencies. Pulse has created what the Company believes is the first Internet-compatible design software, branded "StitchPort(R)." Pulse continues to work closely with Hirsch and Tajima to develop software that enhances new features in the embroidery machines being introduced. In Fiscal 2002, Pulse became the exclusive software supplier for Tajima embroidery machines worldwide under the name Tajima DG/ML by Pulse.

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

     Used Embroidery Machinery. The Company accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine on a case by case basis. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for reconditioned and remanufactured embroidery machines represents an established share of the machine market and operates its Hirsch Used Machine Division to capitalize on this source of revenue.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed from its headquarters. After the Company delivers an embroidery machine to a customer, its trained personnel may assist in the installation, setup and operation of the machine. The Company employs a staff of service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its service technicians to the customer. Software support is conducted by telephone-based software staff located at the Company's Pulse Microsystems Ltd. subsidiary. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

     Retail Embroidery Services. In fiscal 1999, the Company created a retail embroidery concept known as Hometown Threads(TM) for the purpose of providing retail embroidery services within Wal*Mart(R) establishments. Hometown Threads(TM) is expanding through a franchise program in Wal*Mart(R) stores and other mall and shopping center locations throughout the United States and has six franchise locations in addition to its own three company operated stores at the end of Fiscal 2002.

Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the net assets for fiscal 2002 and operating results of these discontinued operations for all periods presented (see Note 7 to the Consolidated Financial Statements). The Company plans to repurchase the UNL portfolio and remarket it along with the existing internal portfolio to an outside financing source.

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is the leading distributor of Tajima equipment in the world. The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales staff is headed by Paul Levine, President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry the highest quality embroidery equipment available, and therefore the Company attempts not to compete exclusively on a price basis but rather a value added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition by lower quality manufacturers, the Company attempts to maintain a balance between market share and profit margins to the best degree possible. While in the short-term this may result in reduced market share, the Company believes that this strategy presents the most promising way to sustain and grow its business over the long-term.

     The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs developed by the Company to assist customers in the use, operation and servicing of the embroidery machines and software it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides its customers with proprietary videotapes and manuals as training tools. Company personnel also provide technical and software support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting embroidery operations.

     The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

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

Supplier Relationships with Tajima

     The Company has four separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has an initial term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and had a term of five years. This agreement was renewed. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement, which had an initial term of five years, terminates on February 20, 2002; the first renewal terminates on February 20, 2003. The fourth agreement ("the Caribbean Agreement") which was effective July 27, 1999 permits the Company to distribute Tajima machines to US-based customers who are operating expansion facilities in the Caribbean region. It has continued without change from the initial trial period.

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

     Although there can be no assurance, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because:
(i) the Company has maintained a relationship with Tajima for over 20 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company and Pulse support Tajima's development activities and the Pulse software enhances the Tajima product line; (iv) the ownership by Tokai of a forty-five (45%) percent interest in the TUI venture; and (v) in Fiscal 2002, Pulse became the exclusive software supplier for Tajima embroidery machines worldwide under the name Tajima DG/ML by Pulse.

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

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International, Melco Industries and SWF, who distribute products directly into the Company's markets. The Company also competes against local Tajima distributors in certain western US markets. The Company believes it competes against these competitors on the basis of knowledge, experience, name recognition, customer service and the quality of the embroidery equipment it distributes.

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

     Pulse also has one other patent pending in the United States Patent and Trademark Office. Pulse has been granted the following patent in the European Patent Office and the Japanese Patent Office: "Method for Modifying Embroidery Design Programs." Pulse also has several of the above U.S patents pending in some or all of the following jurisdictions: Europe, Japan , Korea and Mexico. Pulse believes these protections are sufficient to prevent unauthorized third party uses of such property rights. Neither Pulse nor the Company is aware of any patents or other intellectual property rights of third parties which would prevent the use of Pulse's intellectual property. The Company continues to seek intellectual property protection for Pulse products.

Employees

     As of January 31, 2002, the Company employed approximately 212 persons engaged in sales, service and supplies, product development, finance, administration and management for the Company, Pulse, and TUI. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ending January 31, 2002, approximately 68.7% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima. Four separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has an initial term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and has a term of five years. The agreement has been renewed. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western continental states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which has an initial term of five years, became effective on February 21, 1997. The first renewal terminates on February 20, 2003. The fourth Agreement (the "Caribbean Agreement") was for a one-year trial period, effective July 27, 1999, that permitted the Company to distribute Tajima equipment to its existing US-based customers who establish expansion facilities in the Caribbean region. Activity under the fourth agreement has continued without change from inception. Each of the first three Tajima Agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In recognition of difficult general industry conditions, Tajima agreed to waive meeting these specific targets in fiscal year 2001. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to maintain ownership of a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen either increases the cost to the Company of its embroidery machine inventory or results in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima, however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to maintain profitability. The Company's Pulse Microsystems Ltd. subsidiary conducts business through 75 distributors throughout the world, and while most transactions are conducted in US dollars, there are some that are transacted in major European currencies, including Euros and Japanese Yen. While an increasing part of Pulse's business, the foreign exchange exposure created by these transactions is not presently material to the consolidated results of the parent Company, and they are not hedged through any derivative currency product. Should they become material, there can be no assurance that the Company will be able to effectively hedge against all currency fluctuations.

Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary TUI, initially in configurations of up to six heads per machine and currently including eight head machines. Tajima provides the Company with technical assistance and support. While TUI operations were breakeven in fiscal 2002, the throughput of the facility is largely dependent on continued demand for embroidery machines generated by the Hirsch sales organization.

Retail Embroidery Services

     The Company's Hometown Threads venture was created for the purpose of establishing retail embroidery service centers within Wal-Mart(R) retail locations. As of the end of fiscal 2001, Hometown Threads had concluded a pilot test market at two Wal-Mart(R) centers located in Texas and was authorized by Wal-Mart(R) to continue to an expansion strategy of up to 25 units. While the relationship with Wal-Mart(R) is good, the Company is dependent on the continued existence of the master lease with Wal-Mart(R) for implementation of its franchise program of Hometown Threads within Wal-Mart(R) locations. There can be no assurance that locations outside of Wal-Mart(R) will provide the same opportunity for expansion of the franchise program as those within Wal-Mart(R), or that the Wal-Mart(R) locations will be available concurrent with qualified franchisees as those customers are developed. As of the end of fiscal 2002, the Company's net investment in Hometown Threads was approximately $1.7 million. Although the Company believes it will be able to access the market for retail embroidery services, there is no guarantee that it will be successful in doing so, or that it will be able to do so on a profitable basis.

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

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima's or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing leasing and customer training, support and services. Due to the recent decline in overall demand in the industry, potential customers may emphasize price differences over value-added services and support in purchasing new embroidery machines. Severe price competition may impair the Company's abilities to provide its customers with value-added services and support. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

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

Dependence on Existing Management

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; Paul Levine, President, and a Director of the Company; and Paul Gallagher, its new Chief Operating Officer. Pulse's continued success will depend to a significant extent upon the abilities and continued efforts of Tas Tsonis, Vice President and a Director of the Company and CEO of Pulse and Brian Goldberg, Vice President of the Company and President of Pulse. Effective as of February 24, 2002, Messrs. Tsonis and Goldberg elected to renew their respective employment agreements for an additional three (3) year term. Messrs. Arnberg and Levine are not bound by any written employment agreement with the Company. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2001. The loss of the services of Messrs. Arnberg, Levine, Gallagher, Tsonis, Goldberg or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2.  Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. During this fiscal year, this facility was sold to Brandywine Realty Trust and approximately 24,500 square feet was leased back in a concurrent transaction (see Note 9B to the Consolidated Financial Statements). Subsequent to year end, and as part of the Company's restructuring plans (see
Note 8 to the Consolidated Financial Statements), the Company leased back the 25,500 square feet of the building that had remained empty since March 2001. This property houses the Company's executive offices, the Northeast sales office, technical service, and will house machine warehousing, order fulfillment and used machine storage and repair facility.

     In March 1997, the Company entered into a five-year lease for a 25,000 square foot factory facility in Ronkonkoma, New York where Tajima USA, Inc. ("TUI"), operates a machine assembly facility. The lease has been renewed until April 30, 2007.

     In addition to the Company's headquarters and assembly facilities occupied by TUI, the Company leases 13 regional satellite offices, as well as a location in Mississauga, Ontario, Canada for Pulse headquarters. These offices consist of regional sales offices, training centers, repair centers and warehouse and showroom space. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

Fiscal 2002                                               High              Low
-----------                                               ----              ---

First Quarter ended April 30, 2001........................$ 1.44          $ 0.90
Second Quarter ended July 31, 2001........................$ 1.24          $ 0.90
Third Quarter ended October 31, 2001......................$ 1.17          $ 0.56
Fourth Quarter ended January 31, 2002.....................$ 0.75          $ 0.40

Fiscal 2001                                               High             Low
-----------                                               ----             ---

First Quarter ended April 30, 2000........................$ 1.750        $ 0.750
Second Quarter ended July 31, 2000........................$ 1.500        $ 0.750
Third Quarter ended October 31, 2000......................$ 1.438        $ 0.938
Fourth Quarter ended January 31, 2001.....................$ 1.313        $ 0.688


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of April 01, 2002, the Company believes that there were approximately 1,795 beneficial owners of its Class A Common Stock.

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



                                    PART III

ITEM 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 2002 and 2001 and for the fiscal years ended January 31, 2002, 2001, and 2000 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2000, 1999 and 1998, and for the fiscal years ended January 31, 1999 and 1998 are derived from audited Consolidated Financial Statements not included herein.

                                                                               Year Ended January 31,
                                                                  (in thousands of dollars, except per share amounts)

Hirsch International Corp. and Subsidiaries              2002            2001            2000           1999          1998
------------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:

Net sales .........................................   $  52,561       $  65,677       $  85,536       $ 118,889    $ 144,557

Cost of sales .....................................      35,774          43,374          57,364       8   0,804       93,634

Operating Expenses (2) ............................      34,047          38,469          36,665          41,370       39,182

(Loss) income before income tax (benefit) provision     (16,593)        (15,716)         (9,312)         (7,447)      10,616

Income tax (benefit) provision ....................     ( 5,954)           (224)            710          (2,400)       4,617

(Loss) Income before discontinued operations and
cumulative effect of accounting change ............     (10,639)        (15,601)        (10,316)         (5,438)       5,998

(Loss) Earnings on discontinued operations (3) ....      (7,686)        (    70)        ( 1,319)            830        2,198

Cumulative effect of accounting change ............          --              --         ( 2,187)             --           --

Net (loss) income (1) .............................     (18,325)        (15,671)        (13,822) (1)    (4 ,608)        8,196

Basic net (loss) income per share
from continuing operations ........................     $ (1.20)      $   (1.71)      $ (  1.11)      $ (  0.57)   $    0.67

Diluted net (loss) income per share
from continuing operations ........................     $ (1.20)      $   (1.71)      $ (  1.11)      $ (  0.57)   $    0.65

Basic net (loss) income per share .................     $ (2.06)      $   (1.72)      $ (  1.48)      $ (  0.49)   $    0.92

Diluted net (loss) income per share ...............     $ (2.06)      $   (1.72)      $ (  1.48)      $ (  0.49)   $    0.89

Shares used in the calculation of basic
  net (loss) income per share .....................       8,893           9,112           9,348           9,413        8,953

Shares used in the calculation of diluted
  net (loss) income per share .....................       8,893           9,112           9,348           9,436        9,236


(1) Net of the cumulative effect of SAB 101 accounting change.

(2) Fiscal year 2002 SG&A includes a write-down of impaired goodwill of $3.6 million and restructuring costs of $2.7 million and Fiscal 2001 includes a write-down of impaired goodwill of $7.6 million

(3) Fiscal year 2002 reflects the discontinued operation of the Company's leasing company. Fiscal year 2001, 2000, 1999 and 1998 have been restated to reflect this change.

                                                                                    January 31,
                                                                              (in thousands of dollars)

Hirsch International Corp. and Subsidiaries            2002             2001           2000           1999                1998
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
  Working capital ................................   $21,495          $25,214         $29,627       $ 51,939       $    40,169 (4)

Total assets .....................................    38,279           54,030          80,216        106,935           114,832 (4)

Long-term debt, less current maturities ..........     2,608               79             989         15,640             1,421

Stockholders' equity .............................    21,459           40,278          56,253         70,207            75,623 (4)


(4) In June 1997, in connection with a Secondary Offering (the "Secondary Offering"), the Company received net proceeds of approximately $24,300,000 after deducting expenses of the Secondary Offering).


Hirsch International Corp
Summarized Quarterly Data**


$ in thousands, except for per share amounts                                   Fiscal Quarter
2002                                                         First     Second      Third    Fourth
Revenue                                                     14,949     13,388     14,743      9,481
Gross Profit                                                 5,947      4,563      4,407      1,870
Impairment of Goodwill                                          --         --         --      3,477
Restructuring                                                   --         --         --      2,673
Income(Loss) On Discontinued Operations                        263        (27)       110     (8,032)
Net (Loss)                                                    (964)    (2,821)    (2,254)   (12,286)
                                                            ------     ------     ------    -------
Basic and Diluted (Loss) Per Share                           (0.11)    ( 0.32)    ( 0.25)   (  1.38)
                                                            ======     ======     ======    =======

2001                                                         First     Second      Third    Fourth
Revenue                                                     17,985     17,034     18,247     12,411
Gross Profit                                                 6,594      6,582      6,253      2,874
Impairment of Goodwill                                          --         --         --      7,640
Income (Loss) On Discontinued Operations                       202       (118)      (280)       126
Net (Loss)                                                    (969)    (1,705)    (1,035)   (11,960)
                                                            ------     ------     ------    -------
Basic and Diluted (Loss) Per Share                           (0.11)    (0.19)     ( 0.11)   (  1.31)
                                                            ======     ======     ======    =======


**Note: The quarterly data has been restated to reflect the discontinued operations


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

     The Company's focus from 1995 through 1998 was on growth and expansion of its installed machine base and increasing the breadth of its offerings to the embroidery industry. The acquisitions of SMX and Sedeco increased the area in which the Company is the exclusive distributor of Tajima embroidery equipment from 26 states to 39 states. In January 1997, Tajima granted the Company the exclusive right to distribute small (one through six-head models) Tajima embroidery machines in nine western states and Hawaii. With this expansion of the Company's small machine territory to the West Coast, Hirsch gained the right to distribute Tajima machines throughout the continental United States and Hawaii. In fiscal 1998 Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to eight heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. This investment reflects their continuing confidence in this endeavor and will be a contributing factor in the long-range growth of TUI. In July 1999 Tajima granted to Hirsch the non-exclusive right to distribute to its existing US customers who have expanded their operations into the Caribbean region.

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

     Fiscal 2002 continued the trend begun in the industry in fiscal 1999, with retrenchment driven by the relocation and continued investment offshore of large multi-head equipment customers. While growth of small machine customers stabilized in the domestic market, the market continued to experience a decline in large machine sales, continuing the change in the sales mix of embroidery machines and an overall decline in demand. It was further compounded by weakening value in foreign exchange of the Yen versus the US dollar, resulting in dollar price pressure for machine sales. All Japanese equipment based competitors in the industry faced difficulty in meeting these new market demands. In fiscal 2002 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that we no longer required. to support its new business model (See Note 19 of Notes to Consolidated Financial Statements). The Company believes the continued implementation of the cost reduction program coupled with its reorganization of operational functions will allow it to position itself to return to profitable operations.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 2002, 2001 and 2000..


                                                        2002                     2001                    2000
                                                        ----                     ----                    ----

              Net sales                                 100.0%                   100.0%                  100.0%

              Cost of sales                              68.1%                    66.0%                   65.9%

              Operating expenses                         64.8%                    58.6%                   42.9%

              Interest expense, net                       0.6%                     0.6%                    1.5%

              Other expense (income), net                -1.9%                    -1.3%                   -0.5%
                                                   ------------            -------------            ------------

              (Loss) income before income
                taxes and minority interest             -31.6%                   -23.9%                  -10.9%

              Income tax (benefit) provision            -11.3%                    -0.3%                    0.8%

              Loss on Discontinued Operations           -14.6%                    -.01%                   -1.5%

              Cumulative Effect of Accounting
               Change                                     0.0%                     0.0%                   -2.6%

              Minority Interest                           0.0%                     0.2%                    0.3%
                                                   ------------            -------------            ------------

              Net (loss) income                         -34.9%                   -23.9%                  -16.2%
                                                   ============            =============            ============

Critical Accounting Policies
----------------------------

     The Company considers certain accounting policies related to revenue recognition, impairment of long lived assets and valuation of deferred tax assets to be critical policies due to the estimation involved in each.

     Revenue Recognition - The Company distributes embroidery equipment that it offers for sale or lease. Prior to the issuance by the SEC of the Staff Accounting Bulletin No. 101 ("SAB 101"), revenue related to the sale of equipment was recorded at the time of shipment. The Company has adopted the recommendation of SAB 101 effective with reporting for fiscal year 2000. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. Comparisons of financial performance have been retroactively adjusted to reflect the impact of this change in accounting method (See Note 14 to the Consolidated Financial Statements). In fiscal year 2002 and 2001, most sales of new equipment did not require installation within the terms of the sales contract. Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles (goodwill) and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. During the fourth quarter of fiscal 2001, $7,640,000 of goodwill associated with the acquisitions of SMX Corporation, Sedeco Corporation and All Pro Punching, Inc. was written off in accordance with SFAS121. During the fourth quarter of Fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off. (See
Note 16 to the Consolidated Financial Statements.)

     Excess of cost over net assets acquired (Goodwill) - Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis. Management has reassessed the useful life of goodwill for these acquisitions and the remaining balance was written off in the fourth quarter of 2002 as an impairment charge.

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


Fiscal Year 2002 as Compared to Fiscal Year 2001
------------------------------------------------

     Net sales. Net sales for fiscal year 2002 were $52.6 million, a decrease of $13.1 million, or 19.9% compared to $ 65.7 million for fiscal year 2001. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2002 is primarily attributable to a decrease in overall demand for new multi-head embroidery machines, as well as increased pricing pressure from the marketplace. Sales of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for fiscal year 2002 aggregated approximately $16.1 million as compared to $25.8 million for fiscal year 2001, a decrease of $9.7 million or 37.6%.

     Cost of sales. For fiscal year 2002, cost of sales decreased $7.6 million or 17.5%, to $35.8 million from $43.4 million for fiscal year 2001. The decrease was a result of the related decrease in net sales for fiscal year 2002 as compared to fiscal year 2001. The Company's gross margin declined for fiscal year 2002 to 31.9%, as compared to 34.0% for fiscal year 2001. Included in cost of sales was a writedown of inventory of approximately $1.8 million (see Note 4 to the Consolidated Financial Statements). While the fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins, since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues, increased cost of sales reflects the continuing product mix shift from larger equipment with higher gross margins to smaller equipment with lower gross margins. The lower gross margins also reflect the aggressive pricing used to meet market demand.

     Operating Expenses. As reported for fiscal year 2002, operating expenses decreased $4.5 million or 11.7%, to $34.0 million from $38.5 million for fiscal year 2001. Excluding the non recurring charges for goodwill impairment and restructuring costs, operating expenses were $27.9 million, a decline of $2.9 million or 9% from $30.8 million. During the fourth quarter of fiscal 2001, in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off approximately $7.6 million of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitizing embroidery business assets of All Pro Punching, Inc. of approximately $0.2 million, reflecting discontinuance of those operations. The goodwill write-off represented a per-share net loss of $ 0.84 both on a basic and diluted basis for fiscal year 2001. The Company performed another impairment evaluation during the fourth quarter of 2002 for the SMX Corporation and Sedeco Corporation territories and as a result wrote off the balance of the goodwill associated with these acquisitions. The goodwill write-off represented a per-share net loss of $ 0.39 both on a basic and diluted basis for fiscal year 2002. Operating expenses also include restructuring charges reflecting the Company's plan to reduce operating costs relative to the anticipated sales volume. Included in this non-recurring charge are $.6 million in employee severance costs and $2.1 million in facilities combinations/lease restructures (see Note 19 to the Consolidated Financial Statements). The Company also continued to incur development costs associated with the Hometown Threads business initiative, which were partially offset, by the sale of its first franchises.

     Interest Expense. Interest expense for fiscal year 2002 was $0.3 million versus interest expense of $0.4 million for fiscal year 2001. The Company continued its aggressive inventory reduction program in fiscal year 2002. The results of this program directly reflect increased liquidity and decreased interest expense as a result of reduced working capital borrowings outstanding against the Company's Revolving Credit Agreements during fiscal 2002 as compared to fiscal 2001. The sale of the corporate headquarters also reduced the need for working capital borrowings.

     Income tax (benefit) provision. The income tax provision reflected an effective tax benefit rate of approximately 35.9% for the twelve months ended January 31, 2002 as compared to an income tax benefit rate of 1.4% for fiscal year 2001. The benefit rate for the fiscal 2002 year is a direct result of the Job Creation and Worker Assistance Act temporarily extending the carryback of Net Operating Losses from two years to five years. This change has enabled the Company to carryback its two most recent years losses and obtain a refund of approximately $6 million. The difference of the above rate to the federal statutory rate for 2001 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

     Loss on Discontinued Operations. In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The operating loss in fiscal 2002 includes $4.6 million provision for the UNL liability and the sale of the residual receivable associated with it; $2.6 million increase in the MLPR provision; as well as $1.1 million in other costs. The prior year's Statement of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as a loss on discontinued operations. (See Note 7 to the Consolidated Financial Statements.)

     Net (Loss). The net loss for fiscal year 2002 was $18.3 million, an increase of $2.6 million, compared to a net loss of $15.7 million for fiscal year 2001. This increase is attributable to the decrease in net sales, an increase in the cost of sales, an increase operating expenses associated with the restructuring charge of $2.7 million and a loss on discontinued operations of $7.7 million. These charges were offset by the reduction in goodwill impairment charge of $4.2 million, a reduction in selling, general and administrative expenses of $2.9 million and an increase in tax benefit of $5.7 million.


Fiscal Year 2001 as Compared to Fiscal Year 2000
------------------------------------------------

     Net sales. Net sales for fiscal year 2001 were $65.7 million, a decrease of $19.8 million, or 23.2%, compared to $ 85.5 million for fiscal year 2000. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2001 is attributable to a decrease in overall demand for new multi-head embroidery machines, stability in demand for small embroidery machines, coupled with increased competition and a weakened Yen exchange rate, resulting in downward pressure in US dollar pricing.

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

     Cost of sales. For fiscal year 2001, cost of sales decreased $14.0 million or 24.4%, to $43.4 million from $57.4 million for fiscal year 2000. The decrease was a result of the related decrease in net sales for fiscal year 2001 as compared to fiscal year 2000. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin increased for fiscal year 2001 to 34.0%, as compared to 32.9% for fiscal year 2000. The increase in gross margin is mainly attributable to changes in overall sales mix.

     Operating Expenses. As reported for fiscal year 2001, operating expenses increased $1.8 million or 4.9%, to $38.5 million from $36.7 million for fiscal year 2000. Operating expenses increased as a percentage of revenues to 58.6% for fiscal year 2001, from 42.9% for fiscal year 2000. During the fourth quarter of fiscal 2001 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off approximately $7.6 million of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitizing embroidery business assets of All Pro Punching, Inc. of approximately $0.2 million, reflecting discontinuance of those operations. The goodwill write-off represented a per-share net loss of $ 0.84 both on a basic and diluted basis for fiscal year 2001. The Company also continued to incur development costs associated with the Hometown Threads business initiative. While operating expenses continue to decline as a result of the Company's cost reduction programs, of the percentage increase in operating expenses versus revenues for fiscal 2000, a significant portion is attributable to these non-recurring and developmental expenses. Based upon the decrease in net sales, the Company continues to implement its cost reduction plan. The Company anticipates that actions taken in accordance with the plan will continue to reduce costs through the consolidation of support and back office infrastructure and reduction of overhead. The Company anticipates this will bring operating expenses in line with revised sales projections.

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

     Loss on Discontinued Operations. The loss pertains to the operations of the HAPL Leasing subsidiary. The prior year's Statements of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as a loss on discontinued operations.

     Net (Loss). The net loss for fiscal year 2001 was $15.7 million, an increase of $1.9 million, compared to a net loss of $13.8 million for fiscal year 2000. The net margin declined to (22.2%) for fiscal year 2001 from (15.2%) for fiscal year 2000. These declines are attributable to the decrease in net sales, an increase in operating expenses as a percentage of revenues, and a goodwill impairment charge of $7.6 million. The reported loss for fiscal year 2000 included a cumulative effect for accounting change of $2.2 million; without that change the difference between fiscal year 2001 and fiscal year 2000 would have been $2.2 million greater.


Liquidity and Capital Resources
-------------------------------

     Operating Activities and Cash Flows

     The Company's working capital was $21.5 million at January 31, 2002, decreasing $1.9 million or 7.5%, from $25.2 million, at January 31, 2001. The decrease in working capital was principally due to continued reductions in cash, inventory and accounts receivable reflecting a reduced level of business activity and funding of operating losses. The Company has financed its operations principally through long-term financing of certain capital expenditures and working capital borrowings under its revolving credit facilities, and by the sale of its corporate headquarters.

     During fiscal year 2002, the Company's cash decreased by $4.4 million to $3.1 million. Net cash of $7.6 million was used by the Company's operating activities and was largely driven by the net loss in fiscal 2002, offset in part by increases in accounts payable and accrued expenses.

     During fiscal 2002 the Company sold its corporate headquarters in Hauppauge to Brandywine Realty Services and leased back the front half of the building. The proceeds from the sale were approximately $4.2 million.

     Cash generated from investing activities of $250,000 was used for the purchase of 232,600 shares of the Company's stock in the open market during fiscal year 2002, at an average cost of approximately $1.07 per share.

Future Commitments
------------------

     The following table shows the Company's contractual obligations related to long-term obligations (See Notes 9 and 15 to the Consolidated Financial Statements).

                      Payments due by period (in thousands)

                                        Total       Less than 1 year       1 - 3 years         4-5 years         More than 5 years
                                        -----       ----------------       -----------         ---------         -----------------

Contractual Obligations
-----------------------

Capital lease obligations.........      $1,724          $   82                $  224            $  324                  $1,094

Operating Lease obligations......        5,003           1,092                 1,677             1,232                   1,002
                                        ------          ------                ------             -----                  ------
Total                                   $6,727          $1,174                $1,901            $1,556                  $2,096
                                        ======          ======                ======            ======                  ======


Revolving Credit Facility and Borrowings

     Effective as of September 30, 1999 the Company entered a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain certain interest expense coverage ratios, as defined therein. There were no outstanding working capital borrowings against the Agreement at January 31, 2002. The Agreement was used to support trade acceptances payable of approximately $2.2 million as of that date. This agreement expires September 17, 2002 and the Company expects to renew it at that time.

     Future Capital Requirements

     Subsequent to the close of the year, the Federal Government passed the Job Creation and Worker Assistance Act temporarily extending the carry back of Net Operating Losses from two years to five years. This should provide approximately $6.0 million in cash available for operations. The Company believes these proceeds, with its existing cash and funds generated from operations, together with its existing revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

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

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types to acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect of the financial statements.

     In August 2001, the FASB issued FASB No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this pronouncement on February 1, 2002, and does not believe that there will be any material impact on its consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 8.  FINANCIAL STATEMENTS IN SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-34 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                                    PART III

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (January 31, 2002) are incorporated by reference in Part III, Items 10-13 hereof.

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

ITEM 13. Certain Relationships and Related Transactions



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                             PAGE(S)
         ---------------------------------                             -------

Index to Consolidated Financial Statements...........................  21-25

Signature Page.......................................................    26

Independent Auditors' Report..........................................  F-1

Consolidated Balance Sheets...........................................F-2 to F-3

Consolidated Statements of Income.....................................F-4 to F-5

Consolidated Statements of Stockholders' Equity.......................  F-6

Consolidated Statements of Cash Flows.................................  F-7

Notes to Consolidated Financial Statements..........................F-8 to F-25


(a)(3)  EXHIBITS
        --------

%3.1          Restated Certificate of Incorporation of the Registrant
^3.2          Amended and Restated By-Laws of the Registrant
*4.1          Specimen of Class A Common Stock Certificate
*4.2          Specimen of Class B Common Stock Certificate
*10.1         Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.
*10.2         Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.
+10.3         Amendment to Employment Agreement between Tas Tsonis and Pulse Microsystems, Ltd.
+10.4         Amendment to Employment Agreement between Brian Goldberg and Pulse Microsystems, Ltd.
*10.5         Distributorship Agreement Dated February 21, 1991 together with Supplements and Amendments thereto, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp. and
              Hirsch International Corp. ("Hirsch Distributorship Agreement")
@10.6         Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996
@10.7         Distributorship Agreement, Dated February 21, 1991, together with Supplement Dated February 21,
              1996, among Tajima Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp., and Sedeco,
              Inc.
@10.8         West Coast Distributorship Agreement, Dated February 21, 1997, among Tajima Industries, Ltd.,
              Nomura Trading Co. Ltd. and Nomura (America) Corp., and Hirsch International Corp.
%10.9         Stock Option Plan, as Amended
#10.10        1994 Non-Employee Director Stock Option Plan
++10.11       Employment Agreement between Hirsch International Corp. and Paul Gallagher
**10.12       Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.
10.13         First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.
+++10.14      Memorandum of Request for Business with Mexico, Latin American and Caribbean Countries among
              Hirsch International Corp., Tajima Industries Ltd. and TM Trading Co., Ltd. dated as of July 27,
              1999
+++10.15      Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc., Sewing Machine Exchange,
              Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment Connection, Inc., Hometown Threads,
              LLC, HJ Grassroots, LLC and PNC Bank, NA dated September 30, 1999
10.16         Waiver and Amendment to Loan Agreement among Hirsch International Corp., HAPL Leasing Co., Inc.,
              Sewing Machine Exchange, Inc., Pulse Microsystems Ltd., Sedeco, Inc., Hirsch Equipment
              Connection, Inc., Hometown Threads, LLC, HJ Grassroots, LLC and PNC Bank, NA dated October 30,
              2000
21.1          List of Subsidiaries of the Registrant
23.1          Independent Auditor's Consent


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

     ++ Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended September 30, 2001.

     +++ Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended October 31, 1999.

     ++++ Incorporated by reference from Registrant's Form 10-K filed for the fiscal year ended January 31, 2001.

---------------------------

**Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission March 15, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIRSCH INTERNATIONAL CORP.
--------------------------
       Registrant

                                     By:  \s\Henry Arnberg
                                          --------------------------------------
                                          Henry Arnberg, Chief Executive Officer
Dated:  May 1, 2002

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


             Signature                                        Title                                   Date
             ---------                                        -----                                   ----

\s\ Henry Arnberg                      Chairman of the Board of Directors and Chief               May 1, 2002
------------------------------
Henry Arnberg                          Executive Officer (Principal Executive Officer)


\s\ Paul Levine                        President and Director                                     May 1, 2002
------------------------------
Paul Levine


\s\ Paul Gallagher                     Chief Operating Officer                                    May 1, 2002
------------------------------
Paul Gallagher


\s\ Tas Tsonis                         Vice President and Director                                May 1, 2002
------------------------------
Tas Tsonis


\s\ Beverly Eichel                     Vice President-Finance and Administration, and             May 1, 2002
------------------------------
Beverly Eichel                         Chief Financial Officer (Principal Accounting and
                                       Financial Officer)


\s\ Ronald Krasnitz                    President TUI, Secretary and Director                      May 1, 2002
------------------------------
Ronald Krasnitz


\s\ Marvin Broitman                    Director                                                   May 1, 2002
------------------------------
Marvin Broitman


\s\ Mary Ann Domuracki                 Director                                                   May 1, 2002
------------------------------
Mary Ann Domuracki


\s\ Herbert M. Gardner                 Director                                                   May 1, 2002
------------------------------
Herbert M. Gardner



Independent Auditors' Report


Board of Directors
Hirsch International Corp.
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United State of America.




By: /s/ BDO Seidman, LLP
   ----------------------------
   BDO Seidman, LLP
   Melville, New York
   April 19, 2002

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------



ASSETS                                                     2002               2001

CURRENT ASSETS:

  Cash and cash equivalents                             $3,121,000          $7,544,000
  Accounts receivable, net of an allowance for
  possible losses of approximately $2,893,000
  and $2,570,000, respectively (Notes 4 and 15)          7,509,000           9,840,000
  Net investment in sales-type leases -
   current portion (Note 5)                                      0           2,576,000
  Inventories, net (Notes 3 and 4)                      12,664,000          15,154,000
  Prepaid and refundable income taxes                    6,932,000           1,762,000
  Other current assets                                     324,000             274,000
  Net assets of discontinued operations (Note 7)         3,420,000                   0
                                                        ----------          ----------
          Total current assets                          33,970,000          37,150,000
                                                        ----------          ----------

NET INVESTMENT IN SALES - TYPE LEASES - Noncurrent
  portion (Note 5)                                               0           6,110,000

GOODWILL - Net of accumulated amortization of
  $0 and $12,656,000, respectively (Note 16)                     0           4,169,000

PURCHASED TECHNOLOGIES - Net of accumulated
  amortization of $1,339,000 and
  $1,323,000, respectively                                       0              16,000

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated
  depreciation and amortization (Note 6)                 3,515,000           5,447,000

OTHER ASSETS                                               794,000           1,138,000
                                                        ----------           ---------
TOTAL ASSETS                                           $38,279,000         $54,030,000
                                                       ===========         ===========


See notes to consolidated financial statements.

                                                                     (Continued)

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                       2002               2001

CURRENT LIABILITIES:

  Trade acceptances payable                            $ 2,185,000          $3,974,000
  Accounts payable and accrued expenses (Note 8)        10,088,000           7,924,000
  Current maturities of long term debt (Note 9)            202,000              38,000
                                                        ----------          ----------
          Total current liabilities                     12,475,000          11,936,000

CAPITALIZED LEASE OBLIGATIONS - Less current
  maturities (Note 9)                                    1,642,000              79,000
DEFERRED GAIN - Less current maturities (Note 9)           966,00                    -
                                                        ----------          ----------
     Total liabilities                                  15,083,000          12,015,000
                                                        ----------          ----------
MINORITY INTEREST (Note 1)                               1,737,000           1,737,000
                                                        ----------          ----------
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 11):
   Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                -                   -

  Class A common stock, $.01 par value;
   authorized: 20,000,000 shares; issued and outstanding;
   6,815,000 and 6,120,000 shares, respectively,
   at January 31, 2002;and 6,815,000 and 6,353,000
   shares, respectively at January 31, 2001;                68,000              68,000
  Class B common stock, $.01 par value;
   authorized: 3,000,000 shares, outstanding:
   2,668,000 shares                                         27,000              27,000
  Additional paid-in capital                            41,397,000          41,397,000
  Retained earnings (deficit)                          (18,275,000)             50,000
  Accumulated other comprehensive income (loss)           (156,000)             88,000
                                                        -----------         ----------
                                                        23,061,000          41,630,000
  Less: Treasury Class A Common stock at cost,
        695,000 and 462,000 shares, respectively         1,602,000           1,352,000
                                                        ----------          ----------
        Total stockholders' equity                      21,459,000          40,278,000
                                                        ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $38,279,000        $ 54,030,000
                                                      ============        ============

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Years Ended January 31,

                                                           2002                 2001              2000
                                                           ----                 ----              ----

NET SALES                                              $52,561,000          $65,677,000       $85,536,000

COST OF SALES                                           35,774,000           43,374,000        57,364,000
                                                        ----------           ----------        ----------

GROSS PROFIT                                            16,787,000           22,303,000        28,172,000
                                                        ----------           ----------        ----------

OPERATING EXPENSES
    Selling, general and administrative                 27,897,000           30,829,000        36,665,000
    expenses
    Impairment of Goodwill (Note 16)                     3,477,000            7,640,000                 -
    Restructuring costs (Note 8)                         2,673,000                -                -
                                                         ---------           ----------        ----------
            Total operating expenses                    34,047,000           38,469,000        36,665,000
                                                        ----------           ----------        ----------

OPERATING LOSS                                         (17,260,000)         (16,166,000)       (8,493,000)
                                                        ----------           ----------         ---------

OTHER EXPENSE (INCOME)
    Interest expense                                       317,000              378,000         1,274,000
    Other expense (income) - net                          (984,000)            (828,000)         (455,000)
                                                        ----------           ----------         ---------
            Total other expense (income)                  (667,000)            (450,000)         819,000
                                                        ----------           ----------         ---------

LOSS BEFORE PROVISION FOR INCOME TAXES,
    MINORITY INTEREST IN NET EARNINGS OF
    CONSOLIDATED SUBSIDIARY, DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                  (16,593,000)         (15,716,000)       (9,312,000)

INCOME TAX (BENEFIT) PROVISION (Note 10)                (5,954,000)            (224,000)           710,000

MINORITY INTEREST IN NET EARNINGS
    OF CONSOLIDATED SUBSIDIARY (Note 1)                          0              109,000           294,000
                                                        ----------           ----------         ---------

LOSS BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (10,639,000)        (15,601,000)      (10,316,000)

LOSS ON DISCONTINUED OPERATIONS - NET OF TAX
    EXPENSE (BENEFIT) OF $(863,000), $0 AND
    $262,000 RESPECTIVELY (NOTE 7)                      (7,686,000)            (70,000)       (1,319,000)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (NOTES 2 and 14)                                          0                   0        (2,187,000)
                                                       -----------          ----------       ------------

NET LOSS                                              ($18,325,000)       ($15,671,000)     ($13,822,000)
                                                      =============       =============     =============

LOSS PER SHARE:
    Basic and diluted:
      Loss before discontinued operations
      and cumulative effect of accounting
      change                                               ($1.20)             ($1.71)           ($1.11)






    Loss on Discontinued operations                        ($0.86)             ($0.01)           ($0.14)

      Cumulative effect of accounting
      change                                                    -                   -            ($0.23)
                                                       ----------           ----------         ---------

    Basic and diluted                                      ($2.06)             ($1.72)           ($1.48)
                                                           =======             =======           =======

WEIGHTED AVERAGE NUMBER OF SHARES
    IN THE CALCULATION OF LOSS

      Basic and diluted                                 8,892,900            9,112,200         9,348,500
                                                        =========            =========         =========


See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                    Class A                       Class B
                                                  Common Stock                   Common Stock
                                                    (Note 11)                     (Note 11)
                                             ---------------------        ------------------------
                                                                                                         Additional
                                                                                                          Paid-In
                                             Shares        Amount         Shares            Amount        Capital
                                             ------        ------         ------            ------        -------

BALANCE, JANUARY 31, 1999                   6,815,000         68,000      2,668,000          27,000     41,397,000

  Purchase of treasury shares (Note 12)          --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income                       --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2000                   6,815,000         68,000      2,668,000          27,000     41,397,000

  Purchase of treasury shares (Note 12)          --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income                       --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2001                   6,815,000   $     68,000      2,668,000    $     27,000   $ 41,397,000

Purchase of treasury shares (Note 12)            --             --             --              --             --
Comprehensive income:
    Gain on Foreign Currency Translation         --             --             --              --             --
    Net loss                                                    --             --              --             --
Total comprehensive income                       --             --             --              --             --
                                          ------------   ------------   ------------    ------------   ------------
BALANCE, JANUARY 31, 2002                   6,815,000   $     68,000      2,668,000    $     27,000   $ 41,397,000
                                          ============   ============   ============    ============   ============



                                             Accumulated
                                                other         Retained
                                            Comprehensive     Earnings         Treasury
                                            Income (Loss)     (Deficit)         Stock           Total
                                            ------------      --------          -----           -----
                                                (Note 2)

BALANCE, JANUARY 31, 1999                          --        29,543,000        (828,000)     70,207,000

  Purchase of treasury shares (Note 12)            --              --          (353,000)       (353,000)
Comprehensive income:
    Gain on Foreign Currency Translation         221,000           --              --
    Net loss                                       --       (13,822,000)           --
Total comprehensive income                         --              --              --       (13,601,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2000                        221,000      15,721,000    (  1,181,000)     56,253,000

Purchase of treasury shares (Note 12)              --              --         (  171,000)       (171,000)
Comprehensive income:
    Loss on Foreign Currency Translation        (133,000)          --              --
    Net loss                                       --        (15,671,000)          --
Total comprehensive income                         --              --              --        (15,804,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2001                   $     88,000     $    50,000    ($ 1,352,000)   $ 40,278,000

Purchase of treasury shares (Note 12)              --              --         (  250,000)       (250,000)
Comprehensive income:
    Loss on Foreign Currency Translation        (244,000)          --              --
    Net loss                                       --        (18,325,000)          --
Total comprehensive income                         --              --              --        (18,569,000)
                                            ------------    ------------    ------------    ------------
BALANCE, JANUARY 31, 2002                   $   (156,000)   ($18,275,000)   ($ 1,602,000)   $ 21,459,000
                                            ============    ============    ============    ============



     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------


                                                                2002              2001               2000
                                                                ----              ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                $(18,325,000)      $(15,671,000)      $(13,822,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                               2,186,000          3,425,000          3,920,000
  Recognized gain on sale of assets                            (170,000)                 0                  0
  Provisions for reserves                                     3,275,000            436,000          5,151,000
  Deferred income taxes                                               0            130,000          4,542,000
  Minority interest                                                   0            108,000            294,000
  Write-off of goodwill                                       3,477,000          7,640,000                  -

  Changes in assets and liabilities:
   Accounts receivable                                        1,461,000          5,836,000          1,630,000
   Net investments in sales-type leases                      (2,897,000)         2,104,000          2,870,000
   Inventories                                                 (466,000)        11,738,000          9,506,000
   Other current assets and other assets                        160,000            197,000            228,000
   Trade acceptances payable                                 (1,790,000)        (2,225,000)         4,035,000
   Accounts payable and accrued expenses                     10,634,000         (4,879,000)        (4,533,000)
   Prepaid income taxes and income taxes payable             (5,124,000)         1,781,000         (1,887,000)
                                                            -----------         ----------        -----------
      Net cash (used in) provided by operating activities    (7,579,000)        10,620,000         11,934,000
                                                             -----------        ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (533,000)          (848,000)        (1,029,000)
 Proceeds from sale of assets                                 4,236,000               -                  -
                                                            -----------         ----------       ------------
      Net cash (used in) provided by investing activities     3,703,000           (848,000)        (1,029,000)
                                                            -----------         ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of bank financing                                           -                  -          6,952,000
 Repayments of long-term debt                                   (53,000)        (3,214,000)       (19,513,000)
 Purchase of treasury shares                                   (250,000)          (171,000)          (353,000)
                                                            -----------         ----------         ----------
Net cash provided by (used in) financing activities            (303,000)        (3,385,000)       (12,914,000)
                                                            -----------         ----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (244,000)          (133,000)           221,000
                                                            -----------         ----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (4,423,000)         6,254,000         (1,788,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  7,544,000          1,290,000          3,078,000
                                                            -----------         ----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $  3,121,000       $  7,544,000       $  1,290,000
                                                            ===========         ==========       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest and bank fees paid                              $    419,000       $   389,000        $  1,308,000
                                                            ===========        ==========        ============
  Income taxes paid                                        $      7,000       $   400,000        $    527,000
                                                            ===========        ==========        ============


See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

     Due to the discontinuation of the leasing services subsidiary, the Company only operates in a single reportable segment.

     See Note 7 to the Consolidated Financial Statements for discontinued operations of the leasing subsidiary in Fiscal 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the majority interest in the operations of TUI. All inter-company balances and transactions have been eliminated in consolidation.

     b. Revenue Recognition - The Company distributes embroidery equipment that it offers for sale or lease. Prior to the issuance by the SEC of the Staff Accounting Bulletin No. 101 ("SAB 101"), revenue related to the sale of equipment was recorded at the time of shipment. The Company has adopted the provisions of SAB 101 effective with reporting for fiscal year 2000. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. Comparisons of financial performance have been retroactively adjusted to reflect the impact of this change in accounting method (see Note 14 to Consolidated Financial Statements). In fiscal year 2002 and 2001, most sales of new equipment did not require installation within the terms of the sales contract; these sales were recorded at the time of shipment.

          Lease contracts which meet the criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" are accounted for as sales-type leases. Under this method, revenue is recognized as a sale at the later of the time of shipment or acceptance by the lessee in an amount equal to the present value of the rental payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. The operating method of accounting for leases is followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue would be recognized over the term of the lease. During the fourth quarter of fiscal 2002, the Company discontinued the operations of its leasing subsidiary (see Note 7 to the Consolidated Financial Statements).

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

     f. Foreign Operations - The functional currency of the Company's foreign subsidiary is the Canadian dollar. Assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates. Results of operations are translated using the average exchange rate prevailing throughout the year. Gains or losses resulting from translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. The financial position and results of operations of the Canadian subsidiary are not material to the financial statements and disclosures.

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

     h. Software Development Costs - The development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software costs are amortized on a straight-line basis over the estimated useful product lives (normally three years) commencing in the month following product release. Such costs are included in other assets on the accompanying consolidated balance sheets. Amortization expense for the years ended January 31, 2002, 2001 and 2000 was approximately $16,000, $191,000, and $100,000, respectively.

     i. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles (goodwill) and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. During the fourth quarter of fiscal 2001, $7,640,000 of goodwill associated with the acquisitions of SMX Corporation, Sedeco Corporation and All Pro Punching, Inc. was written off in accordance with SFAS121. During the fourth quarter of Fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off.(See Note 18).

     j. Purchased Technologies - Purchased technologies represent the cost in the excess of the fair value of the assets of Pulse at the date of acquisition. Purchased technologies were fully amortized as of January 31, 2002.

     k. Excess of cost over net assets acquired (Goodwill) - Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill was amortized on a straight-line basis. Management has reassessed the value and the remaining balance was written off in the fourth quarter of 2002 as an impairment charge.

     l. Leases - Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

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

     n. Income (Loss) Per Share - The Company follows Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

          Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants were anti-dilutive for the fiscal years ended January 31, 2002, 2001 and 2000.

     o. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

     p.   Comprehensive Income - Statement of Financial Accounting Standards No.
          130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income, holding gains and losses on short term investments available for sale, and foreign exchange translation adjustments and is presented in the consolidated statements of stockholders' equity.

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

     r. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, leasing receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at January 31, 2002 and 2001, the fair value of the Company's financial instruments approximated the carrying value.

     s. Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations assocaited with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this pronouncement on February 1, 2002, and does not believe that there will be any material impact on its consolidated financial statements.

     t. Reclassifications - As a result of discontinued operations, certain reclassifications have been applied to prior year amounts to conform to current year presentation.

     u. Shipping and handling expenses - The Company records shipping and handling expenses in operating expenses on the income statement. These expenses were approximately $1,194,000, $1,297,000 and $2,350,000 during the years ended January 31, 2002, 2001 and 2000, respectively. Amounts billed to customers are immaterial.

3.   INVENTORIES

                                                          January 31,
                                                        2002         2001
                                                    -------------------------

          New machines                              $11,398,000    9,732,000
          Used machines                                 935,000    2,567,000
          Parts and accessories                       2,516,000    5,305,000
          Less reserve for slow-moving inventory     (2,185,000)  (2,450,000)
                                                    -----------    ---------
          Total                                     $12,664,000  $15,154,000

4.   CHANGES IN RESERVES


Allowance for Possible Losses:
------------------------------
                                       Opening                                          Ending
                                       Balance        Additions      Write Offs         Balance
                                       -------        ---------      ----------         -------

Year ended January 31, 2002          $ 2,570,000   $   870,000      $   (547,000)   $ 2,893,000

Year ended January 31, 2001          $ 5,632,000   $   274,000      $(3,336,000)    $ 2,570,000

Year ended January 31, 2000          $ 4,033,000   $ 1,615,000      $   (16,000)    $ 5,632,000



Inventory Reserve
-----------------
                                       Opening                                           Ending
                                       Balance        Additions        Write Offs       Balance
                                       -------        ---------        ----------      - ------

Year ended January 31, 2002          $ 2,450,000    $ 2,405,000      $(2,670,000)     $2,185,000

Year ended January 31, 2001          $ 3,631,000    $   162,000      $(1,343,000)     $2,450,000

Year ended January 31, 2000          $ 2,513,000    $ 1,437,000      $  (319,000)     $3,631,000



5.   NET INVESTMENT IN SALES-TYPE LEASES

                                                                                   January 31,
                                                                               2002           2001
                                                                            --------------------------

     Total minimum lease payments receivable                                $9,032,000      $6,267,000
     Estimated residual value of leased property (unguaranteed) (A)          5,648,000       5,251,000
     Reserve for estimated uncollectible lease payments                     (2,965,000)    (1,100,000)
 Less: Unearned income                                                      (1,997,000)    (1,732,000)
                                                                            ----------      ----------
     Net investment                                                          9,718,000       8,686,000
     Less: Current portion                                                                   2,576,000
                                                                                            ----------
     Non-current portion                                                                    $6,110,000
                                                                                             =========
     Less: Amount in Net Assets of Discontinued Operations                  (9,718,000)
                                                                            ----------
Balance per Balance Sheet                                                   $        0
                                                                            ==========



     (A) The estimated residual value of leased property will fluctuate based on volume of transactions, financial structure of the transactions, sales of residuals to third party financing organizations and periodic recognition of the increased net present value of the residuals over time.

6.   PROPERTY, PLANT AND EQUIPMENT

                                                        January 31,
                                                  2002             2001
                                                  ---------------------

     Property Under Capital Lease Obligation    $1,786,000      $         0
     Land and building                                   0        2,767,000
     Machinery and equipment                     6,636,000        6,903,000
     Furniture and fixtures                      1,968,000        2,038,000
     Rental equipment                                    0          722,000
     Automobiles                                   294,000          296,000
     Leasehold improvements                        487,000        1,705,000
                                                 ---------        ---------
     Total                                      11,171,000       14,431,000
     Less: Accumulated depreciation and
           amortization                         (7,656,000)      (8,984,000)
                                                ----------       ----------
     Property, plant and equipment, net        $ 3,515,000      $ 5,447,000
                                                ==========       ==========


7.   DISCONTINUED OPERATIONS

          In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the net assets at January 31, 2002 and operating results of these discontinued operations for all periods presented. Management intends to sell the net assets by June 2002.

          Summary   operating   results  of  the  discontinued   operations  (in
          thousands) are as follows:


                                          For the year ended January 31,
                                            2002       2001      2000
                                            ----       ----      ----

        Revenue ..............            $ 3,488     $4,590    $5,285
        Gross profit .........              1,575      1,653     2,804
        Loss from discontinued
        Operations ...........             (7,686)       (70)   (1,319)


          The operating loss in fiscal 2002 includes $4.6 million provision for the CIT/UNL liability and the sale of the residual receivables associated with it; $2.6 million increase in the MLPR provision; $0.6 million employee severance costs; and $0.5 million in asset write off and provision for future losses until termination. The UNL (Ultimate Net Loss) represents the Company's liablity of up to approximaely 10% of all contracts purchased by CIT. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio.

Assets and Liabilities of discontinued operations (in thousands) are as follows:

                                      For the year ended January 31,
                                           2002          2001
                                           ----          ----

        Assets:
          MLPR and residuals...........  $11,519       $8,573
          Property, Plant & Equipment..      260          541
          Inventory....................      214          804
          Prepaid Taxes................       40          702
                                          ------       ------

        Total Assets............          12,033       10,620
                                          ------       ------

        Liabilities:
          Accounts Payable & Accruals.    (8,159)        (28)
          Customer Deposits Payable...      (312)       (326)
          Long Term Debt..............       (55)        (93)
          Income Taxes Payable........       (87)          0
                                          ------       -----

        Total Liabilities.............    (8,613)       (447)
                                          ------        ----

                                          $3,420     $10,173
                                          ======     =======

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                         January 31,
                                                  2002                 2001
                                                  ----                 ----

     Accounts payable                          $4,900,000         $ 5,864,000
     Accrued restructuring costs (A)            2,464,000                -
     Accrued commissions payable                  158,000              72,000
     Accrued payroll costs                        543,000             421,000
     Accrued warranty and installation costs      543,000             560,000
     Customer deposits payable                     64,000             344,000
     Deferred revenue                              97,000              64,000
     Other accrued expenses                     1,319,000             599,000
                                              -----------          ----------
     Total accounts payable and accrued
          expenses                            $10,088,000          $7,924,000
                                              ===========         ===========

     (A) In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers and to reduce its cost structure and improve efficiency. The restructuring initiatives involve the consolidation of the parts and supplies operations with existing Hirsch operations, the provision for the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel represents 25% of its work force or 56 people. The severance payable at year-end is expected to be paid by June 30, 2003.

          The following table summarizes the resructuring costs and activities:

                                           Amount Charged                                           Balance at
                                          to Restructuring  Cash Payments    Non-Cash Charges    January 31, 2002
                                          ----------------  -------------    ----------------    ----------------

Severance and Benefits...............       $  581,000         $102,000                  -          $  479,000

Excess facilities including future lease
obligations and property and
equipment............................        2,079,000           76,000             28,000           1,975,000

Other restructuring-related costs....           13,000            3,000                  -              10,000
                                            ----------         --------            -------          ----------

                                            $2,673,000         $181,000            $28,000          $2,464,000
                                            ==========         ========            =======          ==========

9.    LONG TERM OBLIGATIONS

                                                          January 31,
                                                    2002               2001
                                                    -----------------------

        Obligation Under Capital Lease (A)      $1,724,000                  -
        Deferred Gain on Sale of Building (B)    1,086,000                  -
        Other                                         -                  117,000
                                                -----------          -----------
        Total                                    2,810,000               117,000
        Less: Current maturities                   202,000                38,000
                                                -----------          -----------
        Long-term maturities                    $2,608,000           $    79,000
                                                ===========          ===========

     (A) Obligation Under Capital Lease of the Company at January 31, 2002 matures as follows:

              Fiscal Year
                 Ending
               January 31,

                  2003                  $  280,000
                  2004                     289,000
                  2005                     297,000
                  2006                     306,000
                  2007                     316,000
                  2008 and thereafter    1,390,000
                                         ---------
      Total Minimum Lease Payments     $ 2,878,000

      Less:  Amount representing
         interest                       (1,154,000)
                                        ----------

      Present value of net minimum
         lease payments                  1,724,000

      Less current portion                  82,000
                                         ---------

      Long term lease obligations       $1,642,000
                                        ==========

     (B) On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction.

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

10.  INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before taxes on income, minority interest in net earnings of subsidiary, discontinued operations and cumulative effect of accounting changes as follows:

                                               Years ended
                                               -----------
                          January 31, 2002   January 31, 2001  January 31, 2000
                          ----------------   ----------------  ----------------

Domestic .................  $(16,287,000)      $(14,517,000)     $(10,998,000)
Foreign  .................      (306,000)        (1,199,000)        1,686,000
                            ------------       ------------      ------------

    Total ................  $(16,593,000)      $(15,716,000)     $ (9,312,000)
                            ============       ============      ============


The income tax (benefit) provision for each of the periods presented herein is as follows:

                                                           January 31,
                                                2002          2001          2000
                                                ----          ----          ----

     Current:
      Federal                              $(6,000,000)    $ 23,000    $(3,074,000)
      State and foreign                       (817,000)    (377,000)      (770,000)
                                            ----------    ----------    ----------
     Total current                          (6,817,000)    (354,000)    (3,844,000)
                                            ----------    ----------    ----------
     Deferred:
      Federal                                     -         100,000      3,853,000
      State and foreign                           -          30,000        963,000
                                            ----------    ----------    ----------
     Total deferred:                              -         130,000      4,816,000
                                            ----------    ----------    ----------
   Total income tax (benefit) provision    $(6,817,000)   $(224,000)   $   972,000
                                           ===========    ==========   ===========


Of the tax expense (benefit) above $(863,000), $0 and $262,000, for the years ended January 31, 2002, 2001 and 2000, respectively, has been reclassified to discontinued operations.

The tax effects of temporary differences that give rise to deferred income tax liabilities at January 31, 2002 and deferred income tax assets at January 31, 2001 are as follows:

                                                       January 31, 2002                  January 31, 2001
                                              Net Current         Net Long-       Net Current        Long-Term
                                              Deferred Tax        Term Deferred   Deferred Tax       Deferred Tax
                                                 Assets           Tax Assets         Assets           Assets
                                             ----------------------------------   --------------------------------

     Accounts receivable                     $  1,056,000       $       -          $    471,000      $      -
     Inventories                                1,141,000               -             1,083,000             -
     Accrued warranty costs                       217,000               -               224,000             -
     Other accrued expenses                       925,000                                25,000             -
     Purchased technologies and goodwill                           1,386,000               -           2,175,000
     Net operating loss                              -                  -                  -           5,295,000
     Reserves for discontinued operations       3,494,000                                  -             540,000
     Gain on sale of building                                        434,000             -                -
                                                ---------          ---------       ------------       ----------
                                                6,833,000          1,820,000          1,803,000        8,010,000
     Less valuation allowance                  (6,833,000)        (1,820,000)        (1,803,000)      (8,010,000)
                                                ---------          ---------         ----------       ----------
                                              $         0       $          0       $          0      $          0
                                              ===========       ============       ============      ============


A valuation allowance for such deferred tax assets has been established at January 31, 2002 and January 31, 2001, since the Company cannot determine the future utilization of those assets.

At January 31, 2001 a deferred tax liability of $130,000 resulted from temporary differences in unrealized foreign currency exchange gain and is included in accrued expenses.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                      Year Ended January 31,
                                                  2002        2001        2000
                                                  ----        ----        ----
     Federal statutory income tax rate           (34.0)%     (34.0)%     (34.0)%
     State income taxes, net of Federal benefit    5.0         5.0         5.0
     Permanent differences                          -           -          2.1
     Valuation Allowance                           1.9        27.6        36.5
                                                 ------      -----       -----
     Effective income tax rate                   (27.1)%      (1.4)%       9.6 %
                                                 ======      =====       =====

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

          Stock option transactions during the years ended January 31, 2002, 2001 and 2000 for the 1993 Plan are summarized below:


                                                                    Exercise           Weighted Average
                                                  Shares           Price Range          Exercise Price
                                                  ------           -----------          --------------

Options outstanding - January 31, 1999            535,000        $4.88 - $24.20           $    15.53

 Options canceled                                 (88,000)       $4.88 - $24.20           $    15.53
 Options issued                                   264,000        $1.75 - $5.25            $     3.42
                                                  -------        --------------           ----------
Options outstanding - January 31, 2000            711,000        $1.75 - $24.20           $     9.91

 Options canceled                                 (49,000)       $1.75 - $24.20           $     9.91
 Options issued                                    20,000        $0.91 -   3.00            $    1.86
                                                  -------        --------------           ----------
Options outstanding - January 31, 2001            682,000        $0.91 - $24.20           $     9.45
                                                  -------        --------------           ----------

Options canceled                                 (594,000)       $0.95 - $17.00           $    12.19
 Options issued                                   190,000        $0.95 -   1.00            $    0.97
                                                  -------        --------------           ----------
Options outstanding - January 31, 2002            278,000        $0.95 - $17.00           $     1.71
                                                  -------        --------------           ----------

Options exerciseable at January 31, 2002          163,000        $1.75 - $17.00           $     6.50
                                                  =======       ===============           ==========


                                              Options Outstanding             Options Exercisable
                                          Weighted Avg.      Weighted                        Weighted
                                           Remaining         Average                         Average
       Range of                Number     Contractual        Exercise         Number         Exercise
    Exercise Prices         Outstanding    Life (yrs)         Price        Exerciseable       Price
    ---------------         -----------    ----------         -----        ------------       -----

     $0.91 - $5.25             74,000         3.0            $  3.19           49,000        $  3.50
    $ 0.95 - $1.00            190,000         5.0            $  0.97          100,000        $  0.95
    $17.00 - $17.00            14,000           0            $ 17.00           14,000        $ 17.00
                              -------                                       --------
                              278,000                                        163,000


          All options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. There are approximately 361,000 shares available for future grants under the 1993 Plan.

          The 1994 Non-Employee Director Stock Option Plan (the "Directors Plan") has approximately 234,000 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 7,500 shares of Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company's Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

          Stock option transactions during the years ended January 31, 2002, 2001 and 2000 for the Directors' Plan are summarized below:


                                                                        Exercise       Weighted Average
                                                       Shares          Price Range      Exercise Price
                                                       ------          -----------      --------------

          Options outstanding - January 31, 1999        45,000        $5.36 - $22.00      $ 11.35

           Options cancelled                            (8,000)       $     9.36          $  9.36
           Options issued                                7,000        $     2.25          $  2.25
                                                       -------        --------------      -------
          Options outstanding - January 31, 2000        44,000        $2.25 - $22.00      $ 12.44

           Options  cancelled                          (12,000)       $     9.12          $  9.12
                                                       -------        --------------      -------
          Options outstanding - January 31, 2001        32,000        $2.25 - $22.00      $ 12.16

             Options  cancelled                        (32,000)       $2.25 - $22.00      $ 12.16
                                                       -------        --------------      -------
          Options outstanding - January 31, 2002             0                     0            0
                                                       =======        ==============      =======
          Options exerciseable - January 31, 2001            0                     0            0
                                                       =======        ==============      =======


     There are approximately 182,000 shares available for future grants under the Directors' Plan.

     In connection with the acquisitions of ECI, Sedeco, SMX, and Pulse, approximately 453,000 non-plan options have been issued as follows:


             Exercise       Weighted Average
                                                             Shares          Price Range      Exercise Price
                                                             ------          -----------      --------------

          Options outstanding - January 31, 1999            453,000        $4.88 - $18.25        $ 15.69
           Options cancelled                                (49,000)       $4.88 - $18.25        $  8.42
                                                            -------        --------------        -------
          Options outstanding - January 31, 2000            404,000        $16.20 - $18.25       $ 16.57
                                                            -------        --------------        -------
          Options outstanding - January 31, 2001            404,000        $16.20 - $18.25       $ 16.57
           Options cancelled                               (404,000)       $16.20 - $18.25       $ 16.57
          Options outstanding - January 31, 2002                  0                      0             0
                                                            =======        ===============       =======
          Options exerciseable at January 31, 2002                0                      0             0
                                                            =======        ===============       =======


     c. Additional Stock Plan Information - As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

          The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: expected life,
          3.6 years; stock volatility, 79.0 percent in 2002, 69.4 percent in 2001 and 68.3 percent in 2000; risk free interest rate of 3.97 percent in 2002, risk free interest rate of 6.7 percent in 2001 and 6.0 percent in 2000, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

          If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:



                                                                 Year Ended January 31,
                                                        2002           2001             2000
                                                        ----           ----             ----

          Net (loss):

           As reported                             $(18,325,000)   $(15,671,000)   $(13,822,000)
           Pro forma                               $(18,419,000)   $(16,095,000)   $(16,510,000)
          Basic (loss) per share:
           As reported                                  $ (2.06)        $ (1.72)        $ (1.48)
           Pro forma                                    $ (2.07)        $ (1.77)        $ (1.77)
          Diluted (loss) per share:
           As reported                                  $ (2.06)        $ (1.72)        $ (1.48)
           Pro forma                                    $ (2.07)        $ (1.77)        $ (1.77)


12.  TREASURY STOCK

     Treasury stock at January 31, 2002 consists of 694,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,602,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999. As of September 2001, the Board of Directors rescinded its stock repurchase program.

13.  PROFIT SHARING PLAN

     Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 31, 2002, 2001 and 2000. The Company funds all amounts when due.

14.  CHANGE IN ACCOUNTING METHOD

     On December 3, 1999, The SEC issued its "Staff Accounting Bulletin No.101-Revenue Recognition in Financial Statements," ("SAB 101") which represents a clarification of "Generally Accepted Accounting Principles" ("GAAP") regarding the timing of revenue recognition. Beginning with the reporting of fiscal year 2000 results, Hirsch has implemented the provisions contained in SAB 101. SAB 101 establishes and clarifies the basis for revenue recognition. Revenue is recorded on certain equipment sales based upon customer acceptance of installation, rather than upon shipment by the Company. Historically, as the cost of the installation is not material to the sale, Hirsch's accounting practice had been to record the sale upon shipment and to accrue the installation expense where installation was not yet completed. This change in accounting method resulted in an increase of $6.4 million in sales and $4.2 million in cost of sales during fiscal year 2000 which were originally reported in fiscal year 1999 and required an adjustment of fiscal year 2000 results in the amount of $2.2 million, disclosed as the cumulative effect on the fiscal year's results due to the application of the changed accounting method. This accounting change also results in a deferral of $3.7 million in sales revenue and $2.5 million in cost of sales, yielding a gross margin of $1.2 million which was deferred to fiscal year 2001.

15.  COMMITMENTS AND CONTINGENCIES

     a. Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

          Fiscal Year
            Ending
          January 31,
          -----------

            2003              1,092,000
            2004                948,000
            2005                729,000
            2006                660,000
            2007                572,000
            2008 and after    1,002,000
                             ----------
                             $5,003,000

          Rent expense was approximately  $1,215,000,  $1,191,000 and $1,240,000 for the years ended January 31, 2002, 2001 and 2000, respectively. The decline from previous years is the result of termination of various facility leases.

     b. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     c.   The  Company  has a  Revolving  Credit  and  Security  Agreement  (the
          "Agreement") with PNC Bank which expires in September 2002. The Agreement provides for a commitment of $20 million for Hirsch and all subsidiaries, collateralized by assets, primarily accounts receivable and inventory. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as scheduled and defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of January 31, 2002. The Agreement was also used to support letters of credit of approximately $0.3 million as of that date. The Company was in compliance with all financial covenants at year-end.

     d. Dependency Upon Major Supplier - During the fiscal years ended January 31, 2002, 2001, and 2000, the Company made purchases of approximately $27,789,000, $33,863,000, and $42,193,00 respectively, from Tajima
          Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 85, 86, and 94 percent of the Company's total purchases for the years ended January 31, 2002, 2001, and 2000, respectively.

          The Company has several separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of embroidery machines in 39 states. The main agreement (the "East Coast / Midwest Agreement") which covers 33 states, including the original Hirsch territory and the additional states acquired in the SMX territory, became effective on February 21, 1991 and has a term of 20 years. The East Coast / Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years. This agreement was renewed until February 22, 2003.

          In the states of Arizona, California, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington and Wyoming, the Company is the exclusive distributor of Tajima's single, two, four, and six-head machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The West Coast Agreement has a term of five years. This agreement was renewed. Tajima may terminate the West Coast Agreement or its exclusivity on 30 days written notice or upon a material change in the current Class B shareholders in which case, the West Coast Agreement can be terminated earlier. The Company has satisfied its obligations to Tajima under the agreement as to the minimum quantity of embroidery machines to be sold for calendar year 2000-2001. The minimum quantity to be sold in calendar year 2001-2002 is approximately 1,309 machines in various designations, as defined.

16.  GOODWILL IMPAIRMENT

     During the fourth quarter of fiscal 2002 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off the balance of $3,477,000 of Goodwill as an impairment charge to operations.

     During the fourth quarter of fiscal 2001, the Company wrote off approximately $7,640,000 of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitzing embroidery business assets of All Pro Punching, Inc.