Form 10-Q
period 2002-04-30
HIRSCH INTERNATIONAL CORP
filed 2002-06-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

       For the transition period from _______________ to ________________.

                          Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                           11-2230715
               --------                           ----------
 (State  or  other   jurisdiction  of          (I.R.S.   Employer
     incorporation or organization)            Identification No.)


                200 Wireless Boulevard, Hauppauge, New York 11788
                -------------------------------------------------
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 01, 2002.


             Class of                                        Number of
             Common Equity                                    Shares
             -------------                                    ------
             Class A Common Stock,                           6,120,611
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01



                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information


     Item 1. Condensed Consolidated Financial Statements


          Condensed Consolidated Balance Sheets - April 30, 2002 and January 31, 2002

          Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2002 and 2001

          Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

          Signatures


Part I - Financial Information

         Item 1.   Condensed Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 April 30,     January 31,
                                                   2002           2002
                                                ----------     ----------
                                               (Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                       $ 5,690,000  $ 3,121,000

Accounts receivable, net                          7,767,000    7,509,000

Inventories, net (Note 2)                         8,413,000   12,664,000

Prepaid and refundable income taxes               6,508,000    6,932,000

Other current assets                                196,000      324,000

Net assets of discontinued operations (Note 4)         --      3,420,000
                                                -----------  -----------
     Total current assets                        28,574,000   33,970,000
                                                -----------  -----------

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization       3,183,000    3,515,000

OTHER ASSETS                                        779,000      794,000
                                                -----------  -----------
TOTAL ASSETS                                    $32,536,000  $38,279,000
                                                ===========  ===========

See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        April 30,    January 31,
                                                          2002           2002
                                                       ----------     ----------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                          $    340,000   $  2,185,000

  Accounts payable and accrued expenses (Note 3)        8,515,000     10,088,000

  Other                                                   206,000        202,000

 Net liabilities of discontinued operations
  (Note 4)                                              2,115,000           --
                                                     ------------   ------------
     Total current liabilities                         11,176,000     12,475,000

  Capitalized lease obligations, less
         current portion                                1,616,000      1,642,000

  Deferred gain on sale of building                       936,000        966,000
                                                     ------------   ------------
     Total liabilities                                 13,728,000     15,083,000
                                                     ------------   ------------
MINORITY INTEREST                                       1,810,000      1,737,000
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                          --             --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued : 6,815,000
   shares                                                  68,000         68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares         27,000         27,000

  Additional paid-in capital                           41,397,000     41,397,000

  Retained earnings (deficit)                        (22,792,000)   (18,275,000)

Accumulated other comprehensive loss                    (100,000)      (156,000)
                                                     ------------   ------------
                                                       18,600,000     23,061,000
  Less: Treasury stock, at cost; 695,000 shares         1,602,000      1,602,000
                                                     ------------   ------------
     Total stockholders' equity                        16,998,000     21,459,000
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 32,536,000   $ 38,279,000
                                                     ============   ============

See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED
                                                        April 30,
                                                 -----------------------
                                                   2002            2001
                                                ----------      ----------


NET SALES                                      $ 13,761,000   $ 14,949,000

COST OF SALES                                     8,323,000      9,002,000
                                               ------------   ------------
GROSS PROFIT                                      5,438,000      5,947,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        5,621,000      7,604,000
                                               ------------   ------------
OPERATING LOSS                                     (183,000)    (1,657,000)

OTHER EXPENSE (INCOME)
  Interest expense                                   60,000         46,000
  Other expense (income)                              6,000       (423,000)
                                               ------------   ------------
       Total other expense (income)                  66,000       (377,000)
                                               ------------   ------------
  LOSS BEFORE INCOME TAX PROVISION (BENEFIT),
  MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY
  AND DISCONTINUED OPERATIONS                      (249,000)    (1,280,000)
INCOME TAX  PROVISION (BENEFIT)                     194,000        (84,000)

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                74,000         31,000
                                               ------------   ------------
LOSS BEFORE DISCONTINUED OPERATIONS                (517,000)  ($ 1,227,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS       (4,000,000)       263,000
                                               ------------   ------------
NET LOSS                                       ($ 4,517,000)  ($   964,000)
                                               ============   ============
EARNINGS (LOSS) PER SHARE
  Basic and Diluted
  Loss before discontinued operations          ($      0.06)  ($      0.14)
  Income (Loss) from discontinued operations          (0.45)          0.03
                                               ------------   ------------
LOSS PER SHARE                                 ($      0.51)  ($      0.11)
                                               ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF EARNINGS
  (LOSS) PER SHARE
   Basic and Diluted                              8,788,750      8,996,528
                                               ============   ============

See notes to condensed consolidated financial statements.



                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Three Months Ended
                                                         April 30,
                                                  -----------------------
                                                    2002           2001
                                                 ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                       ($4,517,000)    ($964,000)

 Adjustments to reconcile net loss to net cash provided by (used in)operating activities:

  Depreciation and amortization                     247,000       666,000

  Recognized Gain on Sale of Building               (30,000)      (20,000)

Provision for reserves                                 --         340,000

  Minority interest                                  74,000        31,000

 Changes in assets and liabilities:

  Accounts receivable                              (590,000)   (1,184,000)

  Net investment in sales-type leases             1,338,000    (2,644,000)

  Inventories                                     4,649,000       161,000

  Prepaid taxes                                     433,000       282,000

  Other assets                                      102,000      (197,000)

  Trade acceptances payable                      (1,844,000)   (1,683,000)

  Accounts payable and accrued expenses           2,701,000     1,269,000
                                                -----------   -----------
   Net cash provided by (used in)
   operating activities                           2,563,000    (3,943,000)
                                                -----------   -----------


  See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended
                                                         April 30,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                               (17,000)  ($  135,000)

 Proceeds from the Sale of the Building                --       3,998,000
                                                -----------   -----------
     Net cash (used in) provided by
     investing activities                           (17,000)    3,863,000
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                      (32,000)      (70,000)

 Purchase of treasury shares                           --         (56,000)
                                                -----------   -----------
  Net cash (used in) financing activities           (32,000)     (126,000)
                                                -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              55,000      (116,000)
                                                -----------   -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  2,569,000      (322,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    3,121,000     7,544,000
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 5,690,000   $ 7,222,000
                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                  $    63,000   $    53,000
                                                ===========   ===========
 Income taxes paid                              $         0   $     7,000
                                                ===========   ===========

  See notes to condensed consolidated financial statements.



                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended April 30, 2002 and 2001


     1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three month periods ended April 30, 2002 and 2001 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively), the "Company").

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2002 and 2001, the financial position at April 30, 2002 and cash flows for the three month periods ended April 30, 2002 and 2001, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2002 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.


     2. Inventories

                                             April 30, 2002     January 31, 2002
                                             --------------     ----------------
New Machines                                   $ 7,236,000          $11,398,000
Used Machines                                    1,186,000              935,000
Parts                                            2,176,000            2,516,000
                                               -----------          -----------
                                                10,598,000           14,849,000

Less:  Reserve for slow moving inventory         2,185,000            2,185,000
                                               -----------          -----------

Inventories, net                               $ 8,413,000          $12,664,000
                                               ===========          ===========

     3. Plan of Restructuring

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

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the three months ended April 30, 2002. (in thousands)

                                               Balance at                     Balance at
                                            January 31, 2002     Payments   April 30, 2002
                                            ----------------     --------   --------------
Severance costs .........................        $   479         $  (139)        $   340
Facility closing costs ..................          1,975            (156)          1,819
Other professional and consulting costs .             10              (9)              1
                                                 -------         -------         -------
                                                 $ 2,464         $  (304)        $ 2,160
                                                 =======         =======         =======

     During the three months ended April 30, 2002, 16 employees received severance and 13 were owed severance at April 30, 2002. The severance payable at year end is expected to be paid by June 30, 2003.


     4. Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The Condensed Consolidated financial statements have been reclassified to segregate the net assets (liabilities) at April 30, 2002 and operating results of these discontinued operations for all periods presented. Management intends to sell all the net assets by August 2002.

     Summary operating results of the discontinued operations (in thousands) are as follows:

                                            For the three months ended April 30,
                                                      2002      2001
                                                      ----      ----
Revenue .........................................  $   516   $   412
Gross profit ....................................      138       (37)
(Loss)Income from discontinued Operations .......   (4,000)      263


     The operating loss in the first quarter fiscal 2003 includes an additional $4.0 million increase in the provision for possible losses related to the MLPR (Minimum Lease Payments Receivable). The provision was to provide for the probable loss on the sale of the remaining portfolio.

Assets and Liabilities of discontinued operations (in thousands) are as follows:


                                             April 30, 2002  January 31, 2002
                                             --------------  ----------------
Assets:
  MLPR and residuals ..................        $ 10,512         $ 11,519
  Property, Plant & Equipment .........              73              260
  Inventory ...........................             120              214
  Prepaid Taxes .......................              32               40
  Other Assets ........................              27                0

Total Assets ..........................          10,764           12,033
                                               --------         --------


Liabilities:
  Accounts Payable & Accruals .........         (12,656)          (8,159)
  Customer Deposits Payable ...........             (90)            (312)
  Long Term Debt ......................             (46)             (55)
  Income Taxes Payable ................             (87)             (87)

Total Liabilities .....................         (12,879)          (8,613)
                                               --------         --------

Net(Liabilities)  Assets Of Discontinued
Operations.............................         $(2,115)          $3,420
                                               --------           ------


     5. Subsequent Events

     CIT Leasing has demanded the Company repurchase the remaining UNL (Ultimate Net Loss) lease portfolio which the Company estimates to be approximately $17.3 million at April 30, 2002. As of June 14, 2002, the Company has repurchased approximately $5.0 million of the remaining UNL portfolio and is currently seeking financing to repurchase the remaining $12.3 million. The Company and CIT entered into a standstill agreement pursuant to which CIT agreed to refrain from requiring the Company to repurchase the remaining UNL portfolio until July 11, 2002 at which time the Company may be required to repurchase the remaining portfolio or enter into a new agreement with CIT Leasing.

     This demand by CIT triggered a technical default in the Revolving Credit and Security Agreement (the "Agreement") with PNC Bank as of April 30, 2002. The Bank has agreed to waive the default and reduced the Company's credit facility to $4 million. The Company currently has $1.5 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit under the lease for its corporate headquarters at 200 Wireless Blvd. The Company estimates that the $4 million facility will provide sufficient working capital through the end of the Agreement.


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

Three months ended April 30, 2002 as compared to the three months ended April 30, 2001.

     Net sales. Net sales for the three months ended April 30, 2002 were $13.8 million, a decrease of $1.1 million, or 7.0%, compared to $14.9 million for the three months ended April 30, 2001. The Company believes that the reduction in the sales level for the three months ended April 30, 2002 is attributable to a decrease in overall demand for new embroidery machines.

     Cost of sales. For the three months ended April 30, 2002, cost of sales decreased $.7 million, or 7.8%, to $8.3 million from $9.0 million for the three months ended April 30, 2001. The decrease was a result of the related decrease in net sales for the three months ended April 30, 2002 as compared to the three months ended April 30, 2001. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin remained relatively constant at 39.5% for the three months ended April 30, 2002 as compared to 39.8% the three months ended April 30, 2001.

     Operating Expenses. For the three months ended April 30, 2002, operating expenses were $5.6 million as compared to $7.6 million for the three months ended April 30, 2001. This represents a decrease of $2.0 million, or 26.3%. Operating expenses decreased as a percentage of revenues to 40.8% from 50.9% due to the restructuring program began last year by management. The Company is continuing its efforts to reduce costs in its infrastructure to bring operating expenses in line with revised sales projections.

     Other Income and Expense. Interest (income) expense for the three months ended April 30, 2002 increased from an expense of $46,000 for the three months ended April 30, 2001 to $60,000 for the three months ended April 30, 2002. The change in other expense is due to the unfavorable currency translations compared to favorable currency translations for the three months ended April 30, 2001.

     Income  tax  provision  (benefit).   The  income  tax  provision  (benefit)
represents taxes due on income earned by the Pulse and TUI subsidiaries compared to last year's benefit for carry-back losses.

     Net Loss before Discontinued Operations. Due to the restructuring of the Company operations and the cost reductions put into place the loss before discontinued operations decreased from $1.2 million to $.5 million, a reduction of 58%.

     Loss from Discontinued Operations. Management estimates that there will be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million.

     Net Loss. The net loss for the three months ended April 30, 2002 was $4,517,000 an increase of $3,553,000 over the three months ended April 30, 2001. The loss on discontinued operations increased $4,263,000 from a profit of $263,000 to a loss of $4,000,000 accounting for the entire increase in net loss. The tax benefit of these losses has been reserved by a valuation allowance since the Company cannot determine the future utilization of these losses.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $17.4 at April 30, 2002, decreasing $4.3 million, or 19.0%, from $21.5 million at January 31, 2002. The decline was due to the change in net assets of discontinued operations which decreased $5.5 million as a result of the additional reserves necessary to repurchase and dispose of the UNL portfolio and its own lease portfolio.

     During the three months ended April 30, 2002, the Company's cash and cash equivalents increased by $2.6 million to $5.7 million. Net cash of $2.6 million was provided by the Company's operating activities.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of April 30, 2002 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

     The Company has a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank which expires in September, 2002. The Agreement provides for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of April 30, 2002. The Agreement was also used to support trade acceptances payable of approximately $.3 million as of that date. The Company was in compliance with all financial covenants at April 30, 2002. The demand by CIT (see note 5 to the Condensed Consolidated Financial Statements) triggered a technical default in the Revolving Credit and Security Agreement (the "Agreement") with PNC Bank as of April 30, 2002. The Bank has agreed to waive the default and reduced the Company's credit facility to $4 million. The Company currently has $1.5 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit on its corporate headquarters at 200 Wireless Blvd. The Company estimates that the $4 million facility will provide sufficient working capital through the end of the "Agreement".

Sale of Headquarters Facility

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

     Concurrent sale and leaseback transactions are subject to specific rules regarding the timing of the recognition of the gain. This transaction results in a non-recurring gain of $1.2 million deferred over the life of the lease, a period of ten years. The related lease obligation meets the rules requiring classification as a capital lease. The operating expense is therefore reported as interest and depreciation on a straight- line basis over the life of the lease, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease is ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

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

       *3.1 Restated Certificate of Incorporation of the Registrant

      **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     (b) Reports on Form 8K

     The Registrant filed a Form 8K with the Commission on March 17, 2002 regarding the transfer of the listing of its Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HIRSCH INTERNATIONAL CORP.
                                            Registrant

                                        By: /s/ Henry Arnberg
                                            -----------------
                                            Henry Arnberg, Chairman and
                                             Chief Executive Officer


                                        By: /s/ Beverly Eichel
                                            ------------------
                                            Beverly Eichel,
                                             Chief Financial Officer

Dated: June 14, 2002