Form 10-Q
period 2002-07-31
HIRSCH INTERNATIONAL CORP
filed 2002-09-13
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 9, 2002.


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


                             Condensed  Consolidated  Balance Sheets - July 31, 2002 and January 31,
                             2002

                             Condensed  Consolidated  Statements of Operations for the Six and Three
                             Months Ended July 31, 2002 and 2001

                             Condensed  Consolidated  Statements  of Cash  Flows for the Six  Months
                             Ended July 31, 2002 and 2001

                             Notes to Condensed Consolidated Financial Statements

                  Item 2.    Management's   Discussion  and  Analysis  of  Financial  Condition  and
                             Results of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk


       Part II.  Other Information


                  Item 4.    Submission of Matters to a Vote of Security Holders


                  Item 6.    Exhibits and Reports on Form 8-K


                             Signatures
                             Certifications
                             Exhibit Index




                         Part I - Financial Information

               Item 1. Condensed Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        July 31,     January 31,
                                                          2002           2002
                                                      -----------    -----------
                                                      (Unaudited)

ASSETS
CURRENT ASSETS:

Cash and cash equivalents                             $ 8,693,000    $ 3,121,000

Accounts receivable, net                                7,329,000      7,509,000

Inventories, net (Note 2)                               6,667,000     12,664,000

Prepaid and refundable income taxes                     2,965,000      6,932,000

Other current assets                                      509,000        324,000

Net assets of discontinued operations (Note 4)          1,536,000      3,420,000
                                                      -----------    -----------
Total current assets                                   27,699,000     33,970,000
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization          2,994,000      3,515,000

OTHER ASSETS                                              840,000        794,000
                                                      -----------    -----------
TOTAL ASSETS                                          $31,533,000    $38,279,000
                                                      ===========    ===========


See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         July 31,      January 31,
                                                          2002            2002
                                                      ------------    ------------
                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                           $  1,520,000    $  2,185,000

  Accounts payable and accrued expenses (Note 3)         8,660,000      10,088,000

  Other                                                    211,000         202,000

                                                      ------------    ------------
  Total current liabilities                             10,391,000      12,475,000

  Capitalized lease obligations, less
  current portion                                        1,593,000       1,642,000

  Deferred gain on sale of building                        907,000         966,000
                                                      ------------    ------------
       Total liabilities                                12,891,000      15,083,000
                                                      ------------    ------------
MINORITY INTEREST                                        1,902,000       1,737,000
                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
  1,000,000 shares; issued: none                              --              --

  Class A common stock, $.01 par value; authorized:
  20,000,000 shares, issued : 6,815,000 shares              68,000          68,000

  Class B common stock, $.01 par value; authorized:
  3,000,000 shares, outstanding: 2,668,000 shares           27,000          27,000

  Additional paid-in capital                            41,397,000      41,397,000

  Retained earnings (deficit)                          (23,226,000)    (18,275,000)

Accumulated other comprehensive income (loss)               76,000        (156,000)

Treasury stock, at cost; 695,000 shares                 (1,602,000)     (1,602,000)
                                                      ------------    ------------
       Total stockholders' equity                       16,740,000      21,459,000
                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 31,533,000    $ 38,279,000
                                                      ============    ============


See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended               Three Months Ended
                                                             July 31,                       July 31,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
NET SALES                                         $ 27,532,000    $ 28,338,000    $ 13,772,000    $ 13,389,000

COST OF SALES                                       16,913,000      17,827,000       8,590,000       8,825,000
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                        10,619,000      10,511,000       5,182,000       4,564,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES          10,896,000      15,220,000       5,275,000       7,616,000
                                                  ------------    ------------    ------------    ------------
OPERATING LOSS                                        (277,000)     (4,709,000)        (93,000)     (3,052,000)

OTHER EXPENSE (INCOME)
    Interest expense                                   129,000         111,000          69,000          65,000
    Other expense (income)                              (8,000)       (626,000)        (14,000)       (203,000)
                                                  ------------    ------------    ------------    ------------
    Total other expense (income)                       121,000        (515,000)         55,000        (138,000)
                                                  ------------    ------------    ------------    ------------
    LOSS BEFORE INCOME TAX PROVISION (BENEFIT),
    MINORITY INTEREST IN NET EARNINGS
    OF CONSOLIDATED SUBSIDIARY
    AND DISCONTINUED OPERATIONS                       (398,000)     (4,194,000)       (148,000)     (2,914,000)

INCOME TAX  PROVISION (BENEFIT)                        389,000        (198,000)        195,000        (114,000)

MINORITY INTEREST IN NET EARNINGS (LOSS)
    OF CONSOLIDATED SUBSIDIARY (Note 1)                165,000          24,000          91,000          (7,000)
                                                  ------------    ------------    ------------    ------------
LOSS FROM CONTINUINING OPERATIONS                     (952,000)     (4,020,000)       (434,000)     (2,793,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS          (4,000,000)        235,000               0         (28,000)
                                                  ------------    ------------    ------------    ------------
NET LOSS                                          ($ 4,952,000)   ($ 3,785,000)   ($   434,000)   ($ 2,821,000)
                                                  ============    ============    ============    ============
LOSS PER SHARE BASIC AND DILUTED
    Loss from continuining operations             ($      0.11)   ($      0.45)   ($      0.05)   ($      0.31)
    Income (Loss) from discontinued operations           (0.46)           0.03           (0.00)          (0.01)
                                                  ------------    ------------    ------------    ------------
LOSS PER SHARE                                    ($      0.56)   ($      0.42)   ($      0.05)   ($      0.32)
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
    IN THE CALCULATION OF LOSS PER SHARE
    Basic and Diluted                                8,788,750       8,967,000       8,788,750       8,939,000
                                                  ============    ============    ============    ============


See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                July 31,
                                                              ----------------------------------------------
                                                                      2002                     2001
                                                                ----------------         ----------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                      ($ 4,952,000)            ($ 3,785,000)

       Adjustments to reconcile net loss to net cash provided by (used in)operating activities:

       Depreciation and amortization                                       521,000                1,294,000

       Recognized Gain on Sale of Building                                (60,000)                 (50,000)

       Provision for reserves                                            (147,000)                  715,000

       Minority interest                                                   165,000                   24,000

       Changes in assets and liabilities:

       Accounts receivable                                               (267,000)                (177,000)

       Net investment in sales-type leases                             (1,321,000)              (5,667,000)

       Inventories                                                       6,839,000                2,596,000

       Prepaid taxes                                                     3,981,000                  695,000

       Other assets                                                      (338,000)                (440,000)

       Trade acceptances payable                                         (664,000)              (1,630,000)

       Accounts payable and accrued expenses                             1,861,000              (1,068,000)
                                                                  ----------------         ----------------
           Net cash provided by (used in)
           operating activities                                          5,618,000              (7,493,000)
                                                                  ----------------         ----------------

See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended
                                                           July 31,
                                                 --------------------------
                                                     2002          2001
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           ($  218,000)   ($  389,000)

  Proceeds from the Sale of the Building                   0      3,998,000
                                                 -----------    -----------
      Net cash (used in) provided by
      investing activities                          (218,000)     3,609,000
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long term debt                       (60,000)       (57,000)

  Purchase of treasury shares                              0       (123,000)
                                                 -----------    -----------
  Net cash used in financing activities              (60,000)      (180,000)
                                                 -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              232,000        (96,000)
                                                 -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   5,572,000     (4,160,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     3,121,000      7,544,000
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 8,693,000    $ 3,384,000
                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Interest paid                                  $   129,000    $   210,000
                                                 ===========    ===========
  Income taxes paid                              $     8,000    $     7,000
                                                 ===========    ===========


See notes to condensed consolidated financial statements.



                   Hirsch International Corp. and Subsidiaries
                    Notes to Condensed Consolidated Financial
                 Statements Information as of July 31, 2002 and
                for the Three and Six Months Ended July 31, 2002
                      and 2001 is unaudited (in thousands)


1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three and six month periods ended July 31, 2002 and 2001 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively, the "Company").

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended July 31, 2002 and 2001, the financial position at July 31, 2002 and cash flows for the six month periods ended July 31, 2002 and 2001, respectively. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.


2. Inventories

                                          July 31, 2002        January 31, 2002
                                          -------------        ----------------

New Machines                                 $ 5,116                  $11,398
Used Machines                                    931                      935
Parts                                          2,567                    2,516
                                             -------                  -------
                                               8,614                   14,849

Less:  Reserve for slow moving inventory       1,947                    2,185
                                             -------                  -------
Inventories, net                             $ 6,667                  $12,664
                                             =======                  =======


3. Plan of Restructuring

     In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers and to reduce its cost structure and improve efficiency. The restructuring initiatives involved the consolidation of the parts and supplies operations with existing Hirsch operations, providing for the downsizing of three of its existing sales offices and reducing its overall administrative personnel. The reduction in personnel represented approximately 25% of its workforce or 56 people.

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the six months ended July 31, 2002.

                                                           Balance at             Payments            Balance at
                                                        January 31, 2002                             July 31, 2002
                                                      ---------------------    ----------------    ------------------

       Severance costs......................                  $ 479               $(295)                  $184
       Facility closing costs...............                  1,975                (345)                 1,630
       Other professional and consulting ...                     10                  (9)                     1
                                                      ---------------------    ----------------    ------------------
                                                            $ 2,464               $(649)                $ 1,815
                                                      ---------------------    ----------------    ------------------


     During the six months ended July 31, 2002, 23 employees received severance and 6 were owed severance at July 31, 2002. The severance payable is expected to be paid by January 31, 2003.

4. Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Management intends to sell/liquidate all the net assets by January 31, 2003.

     Summary operating results of the discontinued operations are as follows:

                                                                For the six months          For the three months
                                                                  ended July 31,               ended July 31,
                                                               2002            2001        2002              2001
                                                               ----            ----        ----              ----
    Revenue ...................................                 901           1,681         385             1,270
    Gross profit...............................                 253             397         115               435
    (Loss)Income from discontinued Operations..              (4,000)            235                           (28)


     The operating loss in the six months ended July 31, 2002 includes an additional $4.0 million increase in the provision for possible losses related to the MLPR (Minimum Lease Payments Receivable). The provision was to provide for the probable loss on the sale/liquidation of the remaining portfolio.

     Assets and Liabilities of discontinued operations are as follows:

                                                                           July 31, 2002           January 31, 2002
                                                                           -------------           ----------------
    Assets:
      MLPR and Residuals...................                                  $ 13,196                  $11,519
      Property, Plant & Equipment..........                                        90                      260
      Inventory............................                                        74                      214
      Prepaid Taxes........................                                        27                       40
      Other Assets.........................                                        33                        0
                                                                       ----------------------    ---------------------

    Total Assets...........................                                  $ 13,420                 $ 12,033
                                                                       ----------------------    ---------------------


    Liabilities:
      Accounts Payable & Accruals..........                                  $ 11,714                  $ 8,159
      Customer Deposits Payable............                                        48                      312
      Long Term Debt.......................                                        35                       55
      Income Taxes Payable.................                                        87                       87

    Total Liabilities......................                                  $ 11,884                  $ 8,613
                                                                       ----------------------    ---------------------

    Net Assets Of Discontinued Operations..                                   $ 1,536                   $3,420
                                                                       ----------------------    ---------------------


5. Contingent Liabilities

     CIT Leasing had demanded the Company repurchase the remaining UNL (Ultimate Net Loss) lease portfolio, which the Company estimates to be approximately $12.3 million at July 31, 2002. The Company and CIT entered into a standstill agreement pursuant to which CIT agreed to refrain from requiring the Company to repurchase the remaining UNL portfolio until October 11, 2002 at which time the Company may be required to repurchase the remaining portfolio or enter into a new agreement with CIT Leasing. On September 11, 2002, CIT extended the effectiveness of the standstill agreement until January 11, 2003.

     The demand by CIT triggered a technical default in the Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Bank has agreed to waive the default and reduced the Company's credit facility to $4 million. The Company currently has $1.5 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit under the lease for its corporate headquarters at 200 Wireless Blvd. The Company estimates that the $4 million facility will provide sufficient working capital through the end of the Agreement.

6. Subsequent Events

     On August 14, 2002 the Company was notified by NASDAQ that since it satisfied initial listing requirements for the The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A) it has therefore been provided an additional 180 calendar days to regain compliance for Rule 4450 (A)(5) which requires that the Company maintain a $1.00 minimum bid price for 10 consecutive days.

     On September 3, 2002, the Company signed a proposal letter from Congress Financial Corporation to provide the Company with a $12 million Revolving Credit Facility to provide the Company with ongoing working capital. The Revolving Credit Facility will be based upon lending formulas on the Company's accounts receivable and inventory. The Company and Congress Financial Corporation are currently negotiating the definite agreement relating to this Revolving Credit Facility. The Company's credit facility with PNC bank expires on September 30, 2002.

     On September 11, 2002, the Company signed an agreement with PNC Bank to extend the expiration date of the Revolving Credit and Security Agreement from September 30, 2002 to October 31, 2002.

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

     Results of Operations for the three and six months ended July 31, 2002 as compared to the three and six months ended July 31, 2001.

     Net sales. Net sales for the three months ended July 31, 2002 were $13.8 million, an increase of $.4 million, or 2.9%, compared to $13.4 million for the three months ended July 31, 2001, and $27.5 million for the six months ended July 31, 2002, a decrease of $.8 million or 2.8%, compared to $28.3 million for the six months ended July 31, 2001. The Company believes that the reduction in the sales level for the six months ended July 31, 2002 is attributable to a decrease in overall demand for new embroidery machines.

     Cost of sales. For the three months ended July 31, 2002, cost of sales declined $.2 million, or 2.7%, to $8.6 million from $8.8 million for the three months ended July 31, 2001, and for the six months ended July 31, 2002 decreased $.9 million, or 5.1%, to $16.9 million from $17.8 million for the six months ended July 31, 2001. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin increased slightly to 38.6% for the six months ended July 31, 2002 as compared to 37.0% the six months ended July 31, 2001.

     Operating Expenses. For the three months ended July 31, 2002, operating expenses declined by $2.3 million, or 30.7%, to $5.3 million from $7.6 million for the three months ended July 31, 2001 and for the six months ended July 31, 2002, declined by $4.3 million, or 28.4%, to $10.9 million from $15.2 million for the six months ended July 31, 2001. The reduction is attributed to the restructuring plan that the Company implemented in the 4th quarter of the last fiscal year to reduce its overall operating expenses.

     Interest Expense. For the three months ended July 31, 2002, interest expense increased $4,000, or 6.2%, to $69,000 from $65,000 for the three months ended July 31, 2001 and for the six months ended July 31, 2002 increased $18,000, or 16.2%, to $129,000 from $111,000 for the six months ended July 31,
2001. Interest expense is primarily associated with the sale/leaseback transaction of the Corporate headquarters.

     Other Income. For the three months ended July 31, 2002, other income decreased $189,000, or 93.1%, to $14,000 from $203,000 for the three months ended July 31, 2001 and for the six months ended July 31, 2002 decreased $618,000 or 98.7%, to $8,000 from $626,000 for the six months ended July 31, 2001. The change in other expense is due to the unfavorable currency translations for the yen compared to favorable currency translations for the three months ended July 31, 2001.

     Income  tax  provision  (benefit).   The  income  tax  provision  (benefit)
represents taxes due on income earned by the Pulse and TUI subsidiaries compared to last year's benefit for carry-back losses.

     Loss from Continuing Operations. The loss from Continuing Operations for the three months ended July 31, 2002 was $.4 million, a decrease of $2.4, or 84.5%, from $2.8 million for the three months ended July 31, 2001 and for the six months ended July 31, 2002 was $0.9 million, a decrease of $3.1, or 76.3%, from $4.0 million for the six months ended July 31, 2001.

     Loss from Discontinued Operations. Management estimated in the quarter ended April 30, 2002 that there will be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million.

     Net Loss. The net loss for the three months ended July 31, 2002 was $.4 million, a decrease of $2.4 million, or 84.5%, from $2.8 million for the three months ended July 31, 2001 and the net loss for the six months ended July 31, 2002 was $5.0 million, a an increase of $1.2 million, or 30.8%, from $3.8 million for the six months ended July 31, 2001. The loss on discontinued operations increased $4,235,000 from a profit of $235,000 to a loss of $4,000,000 accounting for the entire increase in net loss. The tax benefit of these losses has been reserved by a valuation allowance since the Company cannot determine the future utilization of these losses.


     Liquidity and Capital Resources


     Operating Activities and Cash Flows

     The Company's working capital was $17.3 at July 31, 2002, a decrease of $4.2 million, or 19.0%, from $21.5 million at January 31, 2002. The decline was due to the change in net assets of discontinued operations which decreased $5.5 million as a result of the additional reserves necessary to repurchase and dispose of the UNL portfolio and its own lease portfolio.

     During the six months ended July 31, 2002, the Company's cash and cash equivalents increased by $5.6 million to $8.7 million. Net cash of $5.6 million was provided by the Company's operating activities.

     As of July 31, 2002 the Company did not own any foreign currency futures contracts.


     Revolving Credit Facility and Borrowings

     The Company has a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank, which expires September 30, 2002. The Agreement provided for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The Agreement is used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of July 31, 2002. The Agreement also supports trade acceptances payable of approximately $1.5 million as of that date.

     The demand by CIT (see note 5 to the Condensed Consolidated Financial Statements) triggered a technical default in the Revolving Credit and Security Agreement (the "Agreement") with PNC Bank as of July 31, 2002. The Bank has agreed to waive the default and reduced the Company's credit facility to $4 million. The Company currently has $1.5 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit on its corporate headquarters at 200 Wireless Blvd. The Company estimates that the $4 million facility will provide sufficient working capital through its termination.

     On September 11, 2002, the Company signed an agreement with PNC Bank to extend the expiration date of the Revolving Credit and Security Agreement from September 30, 2002 to October 31, 2002.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility with PNC Bank, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

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

     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS NO. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gain and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the financial positions or results of operation of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS NO. 146 on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At quarter-end, there was no usage of the PNC revolving credit facility. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.


                            PART II-OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 2002 Annual Meeting of Stockholders was held July 9, 2002. At the meeting, the Company's stockholders voted upon (1) the election of directors; (2) the amendment of the Company's Stock Option Plan to provide for an increase in the number of stock options the Company is authorized to issue thereunder; (3) the amendment of the Company's 1994 Non-Employee Director Stock Option Plan to (a) increase the initial grant of stock options given by newly elected non-employee directors from 7,500 to 10,000 stock options, and (b) increase the automatic annual grant of stock options given to non-employee directors from 2,500 to 10,000; and (4) the approval of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ended January 31, 2003. The following is a tabulation of the votes:

(1) Election of Directors

                                  For        Against
Marvin Broitman (Class A)      4,753,888     841,253
Ronald Krasnitz (Class A)      4,753,888     841,253
Mary Ann Domuracki (Class A)   4,753,888     841,253
Henry Arnberg (Class B)        2,268,139           0
Paul Levine (Class B)          2,268,139           0
Tas Tsonis (Class B)           2,268,139           0
Herbert M. Gardner (Class B)   2,268,139           0


(2) Amendment of 1993 Stock Option Plan

              For                    Against                Abstain
           2,882,582                1,882,528                59,165


(3) Amendment of 1994 Non-Employee Director Stock Option Plan

              For                    Against                Abstain
           6,689,931                1,151,566                21,783


(4) Approval of BDO Seidman, LLP as the Company's Independent Auditors

              For                    Against                Abstain
           7,574,838                 244,857                 43,585


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         *3.1 Restated Certificate of Incorporation of the Registrant

        **3.2 Amended and Restated By-laws of the Registrant

       ***4.1 Specimen of Class A Common Stock Certificate

       ***4.2 Specimen of Class B Common Stock Certificate

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002



(b) Reports on Form 8K

     The Registrant filed a report on Form 8K with the Commission on May 15, 2002 regarding the Company's filing of its application to transfer the listing of its Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

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




                                     HIRSCH INTERNATIONAL CORP.
                                     Registrant

                                 By: /s/Henry Arnberg
                                     ------------------------------
                                     Henry Arnberg, Chairman and
                                     Chief Executive Officer


                                 By: /s/Beverly Eichel
                                     ------------------------------
                                     Beverly Eichel, Vice President-Finance
                                     and Chief Financial Officer

Dated: September 13, 2002



                           CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I,  Henry  Arnberg,   the  Chairman  and  Chief  Executive   Officer  of  Hirsch
International Corp., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002

                                            /s/ Henry Arnberg
                                           ------------------
                                           Chairman and Chief Executive Officer


I, Beverly Eichel, the Vice President - Finance and Chief Financial Officer of Hirsch International Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002

                                               /s/ Beverly Eichel
                                               ------------------
                                               Vice President - Finance and
                                               Chief Financial Officer