Form 10-Q
period 2002-10-31
HIRSCH INTERNATIONAL CORP
filed 2002-12-12
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2001.


             Class of                                        Number of
             Common Equity                                    Shares
             -------------                                    ------

             Class A Common Stock,                           6,121,000
             par value $.01

             Class B Common Stock,
             par value $.01                                  2,668,000




                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



       Part I.  Financial Information


                  Item 1.  Condensed Consolidated Financial Statements


                             Condensed  Consolidated  Balance  Sheets - October 31, 2002 and January
                             31, 2002

                             Condensed  Consolidated  Statements  of  Operations  for the  Nine  and
                             Three Months Ended October 31, 2002 and 2001

                             Condensed  Consolidated  Statements  of Cash Flows for the Nine  Months
                             Ended October 31, 2002 and 2001

                             Notes to Condensed Consolidated Financial Statements

                  Item 2.    Management's   Discussion  and  Analysis  of  Financial  Condition  and
                             Results of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                  Item 4.    Controls and Procedures


       Part II.  Other Information


                  Item 6.    Exhibits and Reports on Form 8-K


                             Signatures
                             Certifications
                             Exhibit Index



                         Part I - Financial Information

               Item 1. Condensed Consolidated Financial Statements


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            October 31,              January 31,
                                                                               2002                     2002
                                                                         ----------------         ----------------
                                                                            (Unaudited)

      ASSETS
      CURRENT ASSETS:

      Cash and cash equivalents                                              $6,361,000               $3,121,000

      Restricted Cash (Note 5)                                                1,983,000                        0

      Short Term Note Receivable (Note 4)                                       636,000                        0

      Accounts receivable, net                                                6,502,000                7,509,000

      Inventories, net (Note 2)                                               7,312,000               12,664,000

      Prepaid and refundable income taxes                                     2,426,000                6,932,000

      Other current assets                                                    2,196,000                  324,000

      Net assets of discontinued operations (Note 4)                            636,000                3,420,000
                                                                       ----------------         ----------------
      Total current assets                                                   28,052,000               33,970,000

      PROPERTY, PLANT AND EQUIPMENT, net of
           accumulated depreciation and amortization                          2,523,000                3,515,000

      Long Term Note Receivable (Note 4)                                        450,000                        0

      OTHER ASSETS                                                              847,000                  794,000

                                                                       ----------------         ----------------
      TOTAL ASSETS                                                          $31,872,000              $38,279,000
                                                                       ================         ================

       See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  October 31,              January 31,
                                                                                     2002                      2002
                                                                                ----------------         ----------------
                                                                                  (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:

       Trade acceptances payable                                                   $1,506,000               $2,185,000

       Accounts payable and accrued expenses (Note 3)                               8,399,000               10,088,000

       Customer deposits and other                                                  1,415,000                  202,000
                                                                             ----------------         ----------------

       Total current liabilities                                                   11,320,000               12,475,000
                                                                             ----------------         ----------------
       Capitalized lease obligations, less
       current portion                                                              1,568,000                1,642,000

       Deferred gain on sale of building                                              877,000                  966,000
                                                                             ----------------         ----------------
            Total liabilities                                                      13,765,000               15,083,000
                                                                             ----------------         ----------------
     MINORITY INTEREST                                                              2,010,000                1,737,000
                                                                             ----------------         ----------------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY

       Preferred stock, $.01 par value; authorized:
       1,000,000 shares; issued: none                                                       0                        0

       Class A common stock, $.01 par value; authorized:
       20,000,000 shares, issued : 6,815,000 shares                                    68,000                   68,000

       Class B common stock, $.01 par value; authorized:
       3,000,000 shares, outstanding: 2,668,000 shares                                 27,000                   27,000

       Additional paid-in capital                                                  41,397,000               41,397,000

       Retained earnings (deficit)                                               (23,728,000)             (18,275,000)

       Accumulated other comprehensive income (loss)                                 (65,000)                (156,000)

       Treasury stock, at cost; 695,000 shares                                    (1,602,000)              (1,602,000)
                                                                             ----------------         ----------------
            Total stockholders' equity                                             16,097,000               21,459,000
                                                                             ----------------         ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $31,872,000              $38,279,000
                                                                             ================         ================

      See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Nine Months Ended                        Three Months Ended
                                                                   October 31,                              October 31,
                                                     --------------------------------------     -----------------------------------
                                                              2002                2001                  2002              2001
                                                          -------------      -------------          ------------      ------------


    NET SALES                                              $ 36,569,000      $ 41,785,000         $ 11,430,000       $ 14,183,000

    COST OF SALES                                            23,859,000        29,005,000            7,697,000         10,500,000
                                                          -------------     -------------         ------------      -------------
    GROSS PROFIT                                             12,710,000        12,780,000            3,733,000          3,683,000

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES               13,863,000        19,099,000            4,322,433          5,929,000
                                                          -------------     -------------         ------------      -------------
    OPERATING LOSS                                          (1,153,000)       (6,319,000)            (589,000)        (2,246,000)

    OTHER EXPENSE (INCOME)
        Interest expense                                        200,000           203,000               71,000             92,000
        Other expense (income)                                (400,000)         (519,000)            (464,000)             19,000
                                                          -------------     -------------         ------------      -------------
        Total other expense (income)                          (200,000)         (316,000)            (393,000)            111,000
                                                          -------------     -------------         ------------      -------------
        LOSS BEFORE INCOME TAX PROVISION,
        MINORITY INTEREST IN NET EARNINGS
        OF CONSOLIDATED SUBSIDIARY
        AND DISCONTINUED OPERATIONS                           (953,000)       (6,003,000)            (196,000)        (2,357,000)

    INCOME TAX  PROVISION                                       411,000           150,000              166,000            114,000

    MINORITY INTEREST IN NET EARNINGS
        OF CONSOLIDATED SUBSIDIARY (Note 1)                     273,000           100,000              108,000             76,000
                                                          -------------     -------------         ------------      -------------
    LOSS FROM CONTINUINING OPERATIONS                       (1,637,000)       (6,253,000)            (470,000)        (2,547,000)

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS              (3,816,000)           214,000             (31,000)            293,000
                                                          -------------     -------------         ------------      -------------
    NET LOSS                                               ($5,453,000)     ($ 6,039,000)           ($501,000)      ($ 2,254,000)
                                                          =============     =============         ============      =============
    LOSS PER SHARE BASIC AND DILUTED
        Loss from continuining operations                       ($0.19)           ($0.69)              ($0.05)           ($ 0.29)
        Income (Loss) from discontinued operations               (0.43)               .02               (0.01)               0.03
                                                          -------------     -------------         ------------      -------------
    LOSS PER SHARE                                              ($0.62)           ($0.67)              ($0.06)            ($0.26)
                                                          =============     =============         ============      =============
    WEIGHTED AVERAGE NUMBER OF SHARES
        IN THE CALCULATION OF LOSS PER SHARE
        Basic and Diluted                                     8,788,750         8,967,000            8,788,750          8,939,000
                                                          =============     =============         ============      =============

     See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                           ----------------------------------------------
                                                                                    2002                     2001
                                                                              ----------------         ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                                 ($5,453,000)            ($ 6,039,000)

       Adjustments to reconcile net loss to net cash Provided by (used in)operating activities:

       Depreciation and amortization                                                 652,000                1,865,000

       Recognized Gain on Sale of Building                                          (89,000)                 (80,000)

       Gain on Disposal of Equipment                                                (38,000)                        0

       Provision for reserves                                                      (153,000)                  729,000

       Minority interest                                                             273,000                  100,000

       Changes in assets and liabilities:

       Accounts receivable                                                         2,280,000                1,188,000

       Net investment in sales-type leases                                           433,000              (5,135,000)

       Inventories                                                                 5,406,000              (1,566,000)

       Prepaid taxes                                                               4,369,000                  726,000

       Other assets                                                              (2,844,000)                 (62,000)

       Trade acceptances payable                                                   (678,000)                  376,000

       Accounts payable, accrued expenses and other                                1,205,000                1,445,000
                                                                            ----------------         ----------------
           Net cash provided by (used in)
           operating activities                                                    5,363,000              (6,453,000)
                                                                            ----------------         ----------------

      See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                          October 31,
                                                                          ----------------------------------------------
                                                                                   2002                     2001
                                                                             ----------------         ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                         (140,000)              ($ 258,000)

       Proceeds from the Sale of the Building                                               0                4,236,000
                                                                             ----------------         ----------------
           Net cash (used in) provided by
           investing activities                                                     (140,000)                3,978,000
                                                                             ----------------         ----------------
     CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayments of long term debt                                                  (92,000)                 (90,000)

       Restricted Cash                                                            (1,983,000)                        0

       Purchase of treasury shares                                                          0                (250,000)
                                                                             ----------------         ----------------
       Net cash used in financing activities                                      (2,075,000)                (340,000)
                                                                             ----------------         ----------------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           92,000                (267,000)
                                                                             ----------------         ----------------
     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                               3,240,000              (3,082,000)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,121,000                7,544,000
                                                                             ----------------         ----------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $6,361,000              $ 4,462,000
                                                                             ================         ================
     SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION:

       Interest paid                                                                 $200,000                $ 304,000
                                                                             ================         ================
       Income taxes paid                                                               $9,000                  $ 7,000
                                                                             ================         ================

      See notes to condensed consolidated financial statements.



                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
      Information as of October 31, 2002 and for the Three and Nine Months
           Ended October 31, 2002 and 2001 is unaudited (in thousands)


1.       Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three and nine month periods ended October 31, 2002 and 2001 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC")(collectively, the "Company").

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and nine month periods ended October 31, 2002 and 2001, the financial position at October 31, 2002 and cash flows for the nine month periods ended October 31, 2002 and 2001, respectively. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission.

     The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.


2.       Inventories

                                                             October 31, 2002        January 31, 2002
                                                             ----------------        ----------------

       New Machines.........................                           $5,583                 $11,398
       Used Machines........................                              746                     935
       Parts................................                            2,930                   2,516
                                                                        -----                   -----

                                                                        9,259                  14,849

       Less:  Reserve for slow moving inventory                       (1,947)                 (2,185)
                                                                      -------                 -------

       Inventories, net                                                $7,312                 $12,664
                                                        =====================      ==================

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

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the nine months ended October 31, 2002.


                                                           Balance at                Payments                 Balance at
                                                        January 31, 2002                                   October 31, 2002
                                                      ---------------------    ---------------------     ----------------------

       Severance costs......................                   $479                    $(360)                      $119
       Facility closing costs...............                  1,975                     (630)                     1,345
       Other professional and consulting....                     10                       (9)                         1
                                                      ---------------------    ---------------------     ----------------------
                                                             $2,464                    $(999)                    $1,465
                                                      ---------------------    ---------------------     ----------------------

     During the nine months ended October 31, 2002, 23 employees received severance and 2 were owed severance at October 31, 2002. The severance payable is expected to be paid by January 31, 2003.

4.       Discontinued Operations


     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Management intends to sell/liquidate all the net assets by January 31, 2003.

     Summary operating results of the discontinued operations of HAPL Leasing are as follows:

                                                               For the nine months          For the three months
                                                                ended October 31,            ended October 31,
                                                               2002            2001        2002              2001
                                                               ----            ----        ----              ----
    Revenue....................................              $1,285          $2,520       $384              $839
    Gross profit...............................                 316             955         63               556
    (Loss)Income from discontinued Operations..             $(4,000)           $345         $0              $110

     The operating loss in the nine months ended October 31, 2002 from the discontinued operations of HAPL includes an additional $4.0 million increase in the provision for possible losses related to the MLPR (Minimum Lease Payments Receivable). The provision was to provide for the probable loss on the sale/liquidation of the remaining portfolio.

     Assets and Liabilities of discontinued operations are as follows:


                                                                         October 31, 2002          January 31, 2002
                                                                         ----------------          ----------------
    Assets:
      MLPR and Residuals......................                                $11,084                  $11,519
      Property, Plant & Equipment.............                                     81                      260
      Inventory...............................                                    332                      214
      Prepaid Taxes...........................                                     22                       40
      Other Assets............................                                     38                        0
                                                                       ----------------------    ---------------------

    Total Assets..............................                                 11,557                   12,033
                                                                       ----------------------    ---------------------


    Liabilities:
      Accounts Payable & Accruals.............                                 10,761                    8,159
      Customer Deposits Payable...............                                     48                      312
      Long Term Debt..........................                                     25                       55
      Income Taxes Payable....................                                     87                       87

    Total Liabilities.........................                                 10,922                    8,613
                                                                       ----------------------    ---------------------

    Net Assets Of Discontinued Operations.....                                   $636                   $3,420
                                                                       ----------------------    ---------------------

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in Pulse; pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

     Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 and including interest accruing on the principal balance at the rate of US Prime +1% per annum, and (c) the assumption of $4.0 million of Hirsch obligations. All periods presented have been restated to reflect the discontinued operations of Pulse.

     Summary  operating   results  of  the  discontinued   operations  of  Pulse
Microsystems, Ltd are as follows:

                                                               For the nine months          For the three months
                                                                ended October 31,            ended October 31,
                                                               2002            2001        2002              2001
                                                               ----            ----        ----              ----
    Revenue....................................              $3,731         $2,278       $1,338           $1,144
    Gross profit...............................               2,510          1,415          866              697
    (Loss)Income from discontinued Operations..               $ 184         $(131)       $ (31)             $183

5.       Contingencies

     CIT Leasing had demanded the Company repurchase the remaining UNL (Ultimate Net Loss) lease portfolio, which the Company estimates to be approximately $8.7 million at October 31, 2002. The Company and CIT entered into a standstill agreement pursuant to which CIT agreed to refrain from requiring the Company to repurchase the remaining UNL portfolio until January 11, 2003 at which time the Company may be required to repurchase the remaining portfolio or enter into a new agreement with CIT Leasing.

     The demand by CIT triggered a technical default in the Revolving Credit and Security Agreement (the "Agreement") with PNC Bank. The Bank waived the default and reduced the Company's credit facility to $4 million. The Company currently has $1.9 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit under the lease for its corporate headquarters at 200 Wireless Blvd. The Company estimates that the $4 million facility will provide sufficient working capital through the end of the Agreement.

     As of October 31, 2002, the Company had $1.9 million in restricted cash which is used to collateralize the remaining letters of credit at PNC Bank. This amount will be depleted by January 31,2003.

     On August 14, 2002 the Company was notified by NASDAQ that since it satisfied initial listing requirements for the The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A) it has therefore been provided an additional 180 calendar days to regain compliance for Rule 4450 (A)(5) which requires that the Company maintain a $1.00 minimum bid price for 10 consecutive days. To date, the Company has not satisfied this requirement.

6.       Subsequent Events


     On November 26 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial convenants.

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

     Results of Operations for the three and nine months ended October 31, 2002 as compared to the three and nine months ended October 31, 2001.

     Net sales. Net sales for the three months ended October 31, 2002 were $11.4 million, a decrease of $2.8 million, or 19.7%, compared to $14.2 million for the three months ended October 31, 2001, and $36.6 million for the nine months ended October 31, 2002, a decrease of $5.2 million or 12.6%, compared to $41.8 million for the nine months ended October 31, 2001. The Company believes that the reduction in the sales level for the nine months ended October 31, 2002 is attributable to a decrease in overall demand for new embroidery machines.

     Cost of sales. For the three months ended October 31, 2002, cost of sales declined $2.8 million, or 26.7%, to $7.7 million from $10.5 million for the three months ended October 31, 2001, and for the nine months ended October 31, 2002 decreased $5.1 million, or 17.6%, to $23.9 million from $29.0 million for the nine months ended October 31, 2001. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin increased to 34.8% for the nine months ended October 31, 2002 as compared to 30.6% the nine months ended October 31, 2001. This is due to the reduced expenses in both TUI and Pulse, tighter inventory controls as well as increased margins on sales of machines.

     Operating Expenses. For the three months ended October 31, 2002, operating expenses declined by $1.6 million, or 27.1%, to $4.3 million from $5.9 million for the three months ended October 31, 2001 and for the nine months ended October 31, 2002, declined by $5.2 million, or 27.2%, to $13.9 million from $19.1 million for the nine months ended October 31, 2001. The reduction is attributed to the restructuring plan that the Company implemented in the 4th quarter of the last fiscal year to reduce its overall operating expenses.

     Interest Expense. For the three months ended October 31, 2002, interest expense decreased $21,000, or 22.8%, to $71,000 from $92,000 for the three months ended October 31, 2001 and for the nine months ended October 31, 2002 decreased $3,000, or 1.5%, to $200,000 from $203,000 for the nine months ended October 31, 2001. Interest expense is primarily associated with the sale/leaseback transaction of the Corporate headquarters.

     Other Income. For the three months ended October 31, 2002, other income increased $483,000,from an expense of $19,000 for the three months ended October 31, 2001 to income of $464,000 for the three months ended October 31, 2002 and for the nine months ended October 31, 2002 decreased $119,000 or 22.9%, to $400,000 from $519,000 for the nine months ended October 31, 2001. The majority of the income was generated from the sale of the Hometown Threads Company owned stores during the third quarter totallng $251,000. The balance is primarily due to interest income on temporary cash investments and the favorable currency translations for the yen compared to unfavorable currency translations for the three months ended October 31, 2001.

     Income tax provision (benefit). For the three months ended October 31, 2002 and October 31, 2001, as well as the nine months ended October 31, 2002 the income tax provision represents taxes due on income earned by the TUI subsidiary.

     Loss from Continuing Operations. The loss from Continuing Operations for the three months ended October 31, 2002 was $.5 million, a decrease of $2.0 million, or 80.00%, from $2.5 million for the three months ended October 31, 2001 and for the nine months ended October 31, 2002 was $1.6 million, a decrease of $4.7 million, or 74.6%, from $6.3 million for the nine months ended October 31, 2001. The decrease is a direct result of the Company's efforts to reduce and control expenses and to increase the efficiency of all business operations.

     Loss from Discontinued Operations. The loss on discontinued operations increased $4,030,000 from a profit of $214,000 to a loss of $3,816,000.
Management estimated in the quarter ended April 30, 2002 that there will be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million. During the third quarter ended October 31, 2002, management accrued $125,000 in estimated costs related to the discontinued operations and sale of the Pulse Microsystems, Ltd subsidiary. Operating results for the Pulse subsidiary have been included in these amounts for all periods shown.

     Net Loss. The net loss for the three months ended October 31, 2002 was $.5 million, a decrease of $1.8 million, or 78.3%, from $2.3 million for the three months ended October 31, 2001 and the net loss for the nine months ended October 31, 2002 was $5.5 million, a decrease of $.6 million, or 10.0%, from $6.0 million for the nine months ended October 31, 2001. The tax benefit of these losses has been reserved by a valuation allowance since the Company cannot determine the future utilization of these losses.

     Liquidity and Capital Resources


     Operating Activities and Cash Flows

     The Company's working capital was $16.7 at October 31, 2002, a decrease of $4.8 million, or 22.3%, from $21.5 million at January 31, 2002. The majority of the decline was due to the change in net assets of discontinued operations which decreased $4.0 million as a result of the additional reserves necessary to repurchase and dispose of the UNL portfolio and its own lease portfolio.

     During the nine months ended October 31, 2002, the Company's cash and cash equivalents increased by $3.2 million to $6.4 million. Net cash of $5.4 million was provided by the Company's operating activities.

     As of October 31, 2002 the Company did not own any foreign currency futures contracts.

     Revolving Credit Facility and Borrowings

     The Company's Revolving Credit and Security Agreement (the "PNC Agreement") with PNC Bank expired November 21, 2002. The PNC Agreement provided for a commitment of $20.0 million for Hirsch and all wholly-owned subsidiaries. The PNC Agreement was used for working capital loans, letters of credit and deferred payment letters of credit and bore interest as defined in the PNC Agreement. The terms of the PNC Agreement, as amended, restrict additional borrowings by the Company and required the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the PNC Agreement as of October 31, 2002. The Agreement also supported trade acceptances payable of approximately $1.5 million as of that date.

     The demand by CIT (see note 5 to the Condensed Consolidated Financial Statements) triggered a technical default in the PNC Agreement as of October 31, 2002. The Bank waived the default and reduced the Company's credit facility to $4 million. The Company currently has $1.9 million in open letters of credit for equipment that has not been received and a $750,000 letter of credit to Brandywine Realty Services for the security deposit on its corporate headquarters at 200 Wireless Blvd.

     As of October 31, 2002, the Company had $1.9 million in restricted cash which is used to collateralize the remaining letters of credit at PNC Bank. This amount will be depleted by January 31,2003.

     On November 26, 2002 the Company satisfied all of its obligations and exited the PNC Agreement and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation for three years expiring on November 26, 2005. The Congress Agreement provides for a facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants.

     Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its credit facility will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

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

     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS NO. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the financial positions or results of operation of the Company.

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

Item 4. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.


                            PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

            *10.1   Share Purchase Agreement dated as of October
                    31, 2002 by and between the Company and 2017146
                    Ontario Limited.

          **10.2    Loan and Security Agreement dated as of
                    November 26, 2002 by and between the Company and Congress Financial Corporation.

            99.1   Certification  of  Chief  Executive   Officer  pursuant  to  Section  906  of
                   Sarbanes-Oxley Act of 2002

            99.2   Certification  of  Chief  Financial   Officer  pursuant  to  Section  906  of
                    Sarbanes-Oxley Act of 2002

            *Incorporated by reference from Registrant's Report on
                  Form 8-K filed with the Commission on November
                  15, 2002.

            **Incorporated by reference from Registrant's Report on
                  Form 8-K filed with the Commission on December 6,
                  2002.



(b) Reports on Form 8K

The Registrant filed a Report on Form 8-K with the Commission on November 15, 2002 regarding the Company's sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd.

The Registrant filed a Report on Form 8-K with the Commission on December 6, 2002 regarding the Company's exiting of its Revolving Credit and Security Agreement with PNC bank and entering a three year Loan and Security Agreement with Congress Financial Corporation.



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




                                   HIRSCH INTERNATIONAL CORP.
                                   Registrant

                               By: /s/ Henry Arnberg
                                   ------------------------------
                                   Henry Arnberg, Chairman and
                                   Chief Executive Officer


                               By: /s/ Beverly Eichel
                                   ------------------------------
                                   Beverly Eichel, Vice President-Finance
                                   and Chief Financial Officer

Dated: December 12, 2002



         Certification Per Section 302 of the Sarbanes-Oxley Act of 2002



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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.


Date: December 12, 2002                         /s/ Henry Arnberg
                                                -----------------
                                                Henry Arnberg, Chairman and
                                                Chief Executive Officer





         Certification Per Section 302 of the Sarbanes-Oxley Act of 2002



     I, Beverly Eichel, the Vice President - Finance, Chief Financial Officer and Secretary of Hirsch International Corp., certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.


Date: December 12, 2002               /s/ Beverly Eichel
                                      ------------------
                                      Beverly Eichel, Vice President - Finance,
                                      Chief Financial Officer and Secretary