Form 10-K
period 2003-01-31
HIRSCH INTERNATIONAL CORP
filed 2003-04-30
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended January 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                           11-2230715
      (State of other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

                200 Wireless Boulevard, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (631) 436-7100

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, Par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.[X] Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]No

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $1,092,500 based upon the closing price on the Nasdaq SmallCap Market on the last business day of the registrant's most recently completed second fiscal quarter. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Class of Common Equity               Number of Shares
   ----------------------               ----------------

     Class A Common Stock                  6,120,611
        Par value $.01

     Class B Common Stock                  2,668,139
        Par value $.01

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before May 30, 2003.


                           Hirsch International Corp.
                                    Form 10-K
                   For the Fiscal Year ended January 31, 2003
                                Table of Contents



Part I                                                                     Page
Item 1.           Business                                                 3-11
Item 2.           Properties                                                 12
Item 3.           Legal  Proceedings                                         12
Item 4.           Submission of Matters to a Vote of Security Holders        12


Part II

Item 5.           Market for Common Equity and Related Stockholder
                  Matters                                                 12-13

Item 6.           Selected Financial Data                                 13-15
Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           15-23
Item 7A.          Quantitative and Qualitative Disclosures
                  About Market Risk                                          23
Item 8.           Financial Statements and Supplementary Data                24
Item 9.           Changes in and Disagreements on Accounting
                  And Financial Disclosure                                   24


Part III

Item 10.          Directors and Executive Officers of the

                  Registrant                                                 25
Item 11.          Executive Compensation                                     25
Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management                                      25
Item 13.          Certain Relationships and Related Transactions             25
Item 14.          Controls and Procedures                                    25


Part IV

Item 15.          Exhibits, Financial Statement Schedules and

                  Reports on Form 8K                                      26-27
                  Signatures and Certifications                           28-33



PART I

Item 1.  Business

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery parts, supplies, accessories and proprietary embroidery products. In addition, Hirsch provides a comprehensive service program, and user training and support. Through its Hometown Threads, LLC venture, the Company has moved from test marketing its retail embroidery services concept to implementation of a national franchise program. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry has benefited from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until recently, these trends and others have contributed to the increase in demand for machinery, software and services provided by Hirsch. However, beginning in the year ended January 31, 2000 (fiscal 2000) and continuing through the year ended January 31, 2003 (fiscal 2003), the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers that resulted in reduced domestic demand for large embroidery machines. As a result, in the year ended January 31, 2002 (fiscal 2002) the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and certain non-exclusive rights to distribute to U S based customers who expand their operating facilities into the Caribbean region. Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has certain exclusive rights to distribute Tajima machines in the continental United States and Hawaii.

     The Company enjoys a good relationship with Tajima, having spanned more than 25 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), which currently assembles two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), Tajima's parent company's manufacturing arm.

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is now a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. ("Pulse")(See Note 7 to the Consolidated Financial Statements). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

     Throughout fiscal 2001 until the fourth quarter of fiscal 2002 the Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), had provided a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its business objectives and discontinued its operations (see Note 7 to the Consolidated Financial Statements). The Company has continued to work with customers to help them obtain financing through independent leasing and financing companies, as an attractive alternative for purchasers looking to begin or expand operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets and liabilities for fiscal 2002 and operating results of these discontinued operations for all periods presented.

     Hirsch also sells a broad range of embroidery supplies, machine parts, accessories and proprietary embroidery products. The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars, an e-commerce presence and trade shows. The Company's long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima distribution rights, industry expertise and technological innovation to enable it to increase the overall size of the embroidery equipment market and its market share.

     In the fourth quarter of fiscal 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers, to reduce its cost structure and improve efficiency. The restructuring initiatives involved the consolidation of the parts and supplies operation with existing Hirsch operations, the provision for the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel during this period represented 25% of its workforce or 56 people. The severance payable at year-end is expected to paid approximately by June 30, 2003. (See Note 8 to the Consolidated Financial Statements.)

     During the fourth quarter of fiscal 2002 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off the balance of $3,477,000 of Goodwill as an impairment charge to operations. During the fourth quarter of fiscal 2001, the Company wrote off approximately $7,640,000 of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitzing embroidery business assets of All Pro Punching, Inc. (See Note 7 to the Consolidated Financial Statements).

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

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) assembles and sells a broad range of Tajima embroidery machines, (ii) distributes Pulse's proprietary application software programs for embroidery machines, (iii) sells a broad range of embroidery supplies, accessories and proprietary products, (iv) reconditions, remanufactures and sells used embroidery machinery, and (v) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services. In addition, the Company, through its Hometown Threads, LLC subsidiary ("Hometown Threads"), is currently marketing its franchise concept to provide retail embroidery services at Wal*Mart(R) stores, shopping center and mall locations. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

     Embroidery Machines. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable. The Company markets and distributes over 80 models of Tajima embroidery machines, ranging in size from 1 head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments and other soft goods. Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $10,000 to $150,000. Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

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

     Pulse Microsystems Ltd. Software. Pulse, the Company's former subsidiary, offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of the Pulse's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me, Windows(R) XP and Windows(R) NT environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of approximately 17,500 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

     Embroidery Supplies, Accessories, Machine Parts and Proprietary Products. The Company's parts, supplies and accessories division offers a broad range of embroidery supplies, accessories and proprietary products, which is an integral part of the Company's single source strategy. The Company has expanded the product line with the introduction of proprietary products. Moreover, the expansion of the Company's marketing efforts is directed toward trade publications, advertising as well as both industry and proprietary trade show participation. The Company offers proprietary products together with a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to develop special purpose embroidery replacement parts and products which act to simplify the embroidery process.

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

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed from its headquarters in Hauppauge, New York. After the Company delivers an embroidery machine to a customer, the Company's trained personnel may assist in the installation, setup and operation of the machine. The Company employs a staff of service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its service technicians to the customer.

     Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

     Retail Embroidery Services. In fiscal 1999, the Company created a retail embroidery concept known as "Hometown Threads"(TM) for the purpose of providing retail embroidery services within Wal*Mart(R) establishments. Hometown Threads(TM) continues to expand the number of locations in Wal*Mart(R) stores and other mall and shopping center locations throughout the United States, through its franchise program, and had 17 franchise locations in addition to its own company operated store at the end of fiscal 2003.

Discontinued Operations

     In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its ongoing objectives and discontinued HAPL's Leasing's operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented (See Note 7 to the Consolidated Financial Statements).

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in Pulse, pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002, ("The Agreement").

     Pursuant to the Agreement Hirsch sold its entire equity interest in Pulse to the Purchaser for an aggregate consideration of $5.0 Million to be paid as follows:

(a) $0.5 Million Cash

(b) a $0.5 Million note payable in quarterly installments beginning April 30, 2003 and including interest accruing on the principal at the rate of US Prime + 1% per annum, and

(c) The assumption of $4.0 Million of Hirsch obligations. All periods presented have been restated to reflect the discontinued operations of Pulse.

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is one of the leading distributors of Tajima equipment in the world. The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales staff is headed by Paul Gallagher, President and Chief Operating Officer of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality embroidery equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition by lower quality manufacturers, the Company attempts to maintain a balance between market share and profit margins to the best degree possible. While in the short-term this may result in reduced market share, the Company believes that this strategy presents the most promising way to sustain and grow its business over the long-term.

     The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs to assist customers in the use, operation and servicing of the embroidery machines and software it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides its customers with proprietary videotapes and manuals as training tools. Company personnel also provide technical support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting embroidery operations. Telephone software support is provided by Pulse.

     The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

     The Company provides its customers with a limited warranty of up to five years against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers specific classes of parts and labor. Tajima provides the Company with a six month warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

Supplier Relationships with Tajima

     The Company has four separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has an initial term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and had an initial term of five years. This agreement was renewed until February 22, 2004. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The initial term of the West Coast Agreement, expired on February 20, 2002; the first renewal expired on February 20, 2003 and the second renewal terminates on February 20, 2004. The fourth agreement ("the Caribbean Agreement") which was effective July 27, 1999 permits the Company to distribute Tajima machines to US-based customers who are operating expansion facilities in the Caribbean region. It has continued without change from the initial trial period.

     Each of the first three agreements may be terminated upon the failure by the Company to achieve certain minimum sales quotas. During fiscal 2003, the Company failed to meet these minimum sales quotas; however, Tajima waived meeting these minimum sales quotas for fiscal 2003. Furthermore, the East Coast/Midwest Agreement may be terminated, among other reasons, if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or, subject to certain conditions contained therein in the event of the death, physical or mental disability of a duration of six months or longer or the incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company.

     Although there can be no assurance, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because:
(i) the Company has maintained a relationship with Tajima for over 20 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company supports Tajima's development activities; (iv) the ownership by Tokai of a forty-five (45%) percent interest in the TUI venture.

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

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, who distribute products directly into the Company's markets. The Company also competes against local Tajima distributors in certain western US markets. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the embroidery equipment it distributes.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could materially and adversely affect the Company's customers, and consequently have a material adverse effect on the Company's business, financial conditions and results of operations.

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

Employees

     As of January 31, 2003, the Company employed approximately 137 persons engaged in sales, service and supplies, product development, finance, administration and management for the Company and TUI. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ending January 31, 2003, approximately 72.7% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima. Four separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has an initial term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and had an initial term of five years. The Southwest Agreement has been renewed and currently expires on February 22, 2004. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western continental states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which had an initial term of five years, became effective on February 21, 1997. The first renewal expired on February 20, 2003 and the second renewal expires on February 20, 2004. The fourth Agreement (the "Caribbean Agreement") was for a one-year trial period, effective July 27, 1999, that permitted the Company to distribute Tajima equipment to its existing US-based customers who establish expansion facilities in the Caribbean region. Although the Caribbean Agreement has not been formally renewed, activity under this arrangement has continued without change from inception. Each of the first three Tajima Agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. The Company failed to satisfy these quotas in 2003. In recognition of difficult general industry conditions, Tajima waived meeting these specific targets in fiscal year 2003. The Company believes that meeting the quotas for the foreseeable future are unlikely and, therefore, unless the contract is modified, it will continue to require a waiver. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to maintain ownership of a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or, subject to certain conditions contained therein, in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements (other than the Caribbean Agreement) would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Embroidery machines produced by Tajima are subject to competition from the introduction by other manufacturers of technological advances and new products. Current competitors or new market entrants could introduce products with features that render products sold by the Company and products developed by Tajima less marketable. The Company relies on Tajima's embroidery equipment to be high quality and state of the art. The Company's future success will depend, to a certain extent, on the ability of Tajima to adapt to technological change and address market needs including price competition. There can be no assurance that Tajima will be able to keep pace with technological change in the embroidery industry or the current demands of the marketplace. The failure of Tajima to do so could have a material adverse effect on the Company's business, financial conditions and results of operations.

Embroidery Industry

     The Company's growth in past years has resulted in part from the increase in demand for embroidered products and the growth of the embroidery industry as a whole. The embroidery industry has recently experienced; (i) a decline in demand for large embroidery machines, and; (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, Far East and South America, all of which have had a material adverse effect on the operations of the Company and its business. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry would also have an adverse effect on the Company.

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen either increases the cost to the Company of its embroidery machine inventory or results in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima, however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to maintain profitability. These transactions are not currently hedged through any derivative currency product.

Assembly Facility

     The Company assembles Tajima embroidery machines in the United States through its subsidiary TUI, initially in configurations of up to six heads per machine and currently in configurations of up to eight heads. Tajima provides the Company with technical assistance and support. TUI operations are predominately dependent on continued demand for embroidery machines generated by the Hirsch sales organization.

Retail Embroidery Services

     The Company's Hometown Threads venture was created for the purpose of establishing retail embroidery service centers within Wal-Mart(R) retail locations. At the end of fiscal 2001, Hometown Threads concluded a pilot test of its concept at two Wal-Mart(R) centers located in Texas and was authorized by Wal-Mart(R) to implement a strategy to expand to up to 25 units. While the relationship with Wal-Mart(R) is good, the Company is dependent on the continued existence of the master lease with Wal-Mart(R) for implementation of its franchise program of Hometown Threads within Wal-Mart(R) locations. In addition, there can be no assurance that locations outside of Wal-Mart(R) will provide the same opportunity for expansion of the franchise program as those within Wal-Mart(R), or that the Wal-Mart(R) locations will be available concurrent with qualified franchisees as those franchises are developed. As of the end of fiscal 2003, the Company's net investment in Hometown Threads was approximately $2.0 million. Although the Company believes it will be able to access the market for retail embroidery services, there is no guarantee that it will be successful in doing so, or that it will be able to do so on a profitable basis.

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

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima's or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing customer training, support and services. Due to the recent decline in overall demand in the industry, potential customers may emphasize price differences over value-added services and support in purchasing new embroidery machines. Severe price competition may impair the Company's abilities to provide its customers with value-added services and support. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

     Effective October 31, 2002, the Company has entered into a three-year agreement with Pulse to act as its distributor of software in the US market. The Company entered into a three year minimum purchase commitment with Pulse under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2002 and runs until October 31, 2005.

Dependence on Existing Management

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; Paul Levine, Vice Chairman of the Company and Chief Executive Officer of Hometown Threads; and Paul Gallagher, its President and Chief Operating Officer. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2001. The loss of the services of Messrs. Arnberg, Levine, Gallagher, or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.


ITEM 2.  Properties

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. During fiscal 2002, this facility was sold to Brandywine Realty Trust and approximately 24,500 square feet was leased back in a concurrent transaction (see Note 9B to the Consolidated Financial Statements). During fiscal year 2003, and as part of the Company's restructuring plans (see
Note 8 to the Consolidated Financial Statements), the Company leased back the 25,500 square feet of the building that had remained empty since March 2001 in order to consolidate certain operations in Hauppauge, NY. This property houses the Company's executive offices, the Northeast sales office, technical services, machine and parts warehousing, order fulfillment and used machine storage and repair facilities.

     In March 1997, the Company entered into a five-year lease for a 25,000 square foot factory facility in Ronkonkoma, New York where Tajima USA, Inc. ("TUI"), operates a machine assembly facility. The lease has been renewed until April 30, 2007.

     In addition to the Company's headquarters and the assembly facility occupied by TUI, the Company leases 15 regional satellite offices. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

                                    PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters

(a) The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Small Cap Market under the symbol "HRSH". The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported by the NASDAQ Stock Market. Trading began in the Class A Common Stock on February 17, 1994.

Fiscal 2003                                                                     High              Low
-----------                                                                     ----              ---

First Quarter ended April 30, 2002.....................................         $ 0.63            $ 0.40
Second Quarter ended July 31, 2002.....................................         $ 0.55            $ 0.15
Third Quarter ended October 31, 2002...................................         $ 0.35            $ 0.15
Fourth Quarter ended January 31, 2003..................................         $ 0.44            $ 0.19

Fiscal 2002                                                                     High              Low
-----------                                                                     ----              ---

First Quarter ended April 30, 2001.....................................         $ 1.44            $ 0.90
Second Quarter ended July 31, 2001.....................................         $ 1.24            $ 0.90
Third Quarter ended October 31, 2001...................................         $ 1.17            $ 0.56
Fourth Quarter ended January 31, 2002..................................         $ 0.75            $ 0.40

     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of March 21, 2003, the Company believes that there were approximately 1,791 beneficial owners of its Class A Common Stock.

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

(d)  Equity Compensation Plan Information


                                                                                           (c) Number of securities
                                    (a) Number of                                                remaining available
                                        securities to be        (b) Weighted-average            for future issuance
                                        issued upon                  exercise price             under equity
                                        exercise of                  of outstanding             compensation plans
                                        outstanding                  options,                   [excluding
                                        options, warrants            warrants and               securities reflected
        Plan category                   and rights                   rights                     in column (a)]
 -----------------------------     ------------------------     -----------------------    ---------------------------

Equity compensation plans                 1,118,000                     $0.50                      1,243,000
approved by security holders

Equity compensation plans not
approved by security holders                100,000                     $0.50                              -
                                            -------                                                ---------
TOTAL                                     1,218,000                     $0.50                      1,243,000
                                          =========                                                =========

Two of the non-affiliated Board members were granted warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share for their past and ongoing services to the Company. The Board of Directors approved these grants on January 25, 2002. These non-affiliated Board members were also granted certain registration rights for the shares of Class A Common Stock issuable upon the exercise of the warrants pursuant to the terms of a registration rights agreement between the Company and such non-affiliated Board members.


ITEM 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 2003 and 2002 and for the fiscal years ended January 31, 2003, 2002, and 2001 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2001, 2000 and 1999 and for the fiscal years ended January 31, 2000 and 1999 are derived from audited Consolidated Financial Statements not included herein.




                                                                                Year Ended January 31,
                                                                 (in thousands of dollars, except per share amounts)
                                                     -----------------------------------------------------------------------------

Hirsch International Corp. and Subsidiaries             2003           2002            2001              2000             1999
-------------------------------------------------    -----------    -----------    --------------    --------------    -----------

Statement of Operations Data:

Net sales...................................            $47,141        $50,887           $64,039          $ 83,839      $ 117,798

Cost of sales...............................             31,529         37,006            44,515            60,144         84,803

Operating Expenses (2)......................             17,954         30,544            34,502            33,864         38,154

Loss before income tax provision (benefit)              (2,113)       (16,080)          (14,517)          (10,999)        (9,082)

Income tax provision (benefit)..............              (431)       ( 5,881)               162               350        (3,041)

Loss before discontinued operations and
   cumulative effect of accounting change...            (1,878)       (10,199)          (14,788)          (11,643)        (6,432)

(Loss) Earnings on discontinued operations .(3)         (3,672)        (8,126)            ( 883)                 8          1,824

Cumulative effect of accounting change......                 --             --             --             ( 2,187)             --

Net loss (1)................................            (5,550)       (18,325)          (15,671)       (13,822)  (1)     (4 ,608)

Basic and diluted net loss per share from
...continuing operations.....................           $ (0.21)       $ (1.15)          $ (1.62)        $ (  1.25)     $ (  0.68)

Basic and diluted net loss income per share.           $ (0.63)       $ (2.06)          $ (1.72)        $ (  1.48)     $ (  0.49)

Shares used in the calculation of basic and
diluted net loss per share..................              8,789          8,893             9,112             9,348          9,413


(1) Net of the cumulative effect of SAB 101 accounting change for revenue recognition.

(2) Fiscal year 2002 SG&A includes a write-down of impaired goodwill of $3.5 million and restructuring costs of $2.7 million and Fiscal 2001 includes a write-down of impaired goodwill of $7.6 million

(3) Fiscal years 2003, 2002, 2001, 2000 and 1999 have been restated to reflect the discontinued operations of the Company.


                                                                                   January 31,
                                                                            (in thousands of dollars)
                                                      -----------------------------------------------------------------------

Hirsch International Corp. and Subsidiaries             2003          2002         2001           2000             1999
                                                      ----------    ---------    ----------    -----------    ---------------
Balance Sheet Data:
  Working capital.............................          $16,261      $22,001       $25,214        $29,627           $ 51,939

Total assets..................................           36,002       46,892        54,030         80,216            106,935

Long-term debt, less current maturities.......            2,388        2,608            79            989             15,640

Stockholders' equity..........................           16,065       21,459        40,278         56,253             70,207



                                                                          Hirsch International Corp
                                                                         Summarized Quarterly Data**

$ in thousands, except for per share amounts                                   Fiscal Quarter
                                                         ------------------------------------------------------------

                                                            First          Second           Third          Fourth
2003                                                     ------------    ------------    ------------    ------------
Revenue.........................................             $12,421         $12,718         $11,430         $10,572
Gross Profit....................................               4,461           4,517           3,755           2,879

Income(Loss) On Discontinued Operations.........             (3,794)               9              94              19
Net (Loss)......................................             (4,517)           (434)           (502)            (97)
                                                         ------------    ------------    ------------    ------------

Basic and Diluted (Loss) Per Share..............             $(0.51)         $(0.05)         $(0.06)         $(0.01)
                                                         ============    ============    ============    ============


2002                                                     ------------    ------------    ------------    ------------
Revenue.........................................             $14,552         $13,049         $14,183          $9,103
Gross Profit....................................               5,229           3,866           3,684           1,102
Impairment of Goodwill..........................                   -               -               -           3,477
Restructuring...................................                   -               -               -           2,466

Income (Loss) On Discontinued Operations                          93           (171)             293         (8,341)
Net (Loss)......................................               (964)         (2,821)         (2,254)        (12,286)
                                                         ------------    ------------    ------------    ------------

Basic and Diluted (Loss) Per Share..............             $(.011)         $(0.32)         $(0.25)         $(1.38)
                                                         ============    ============    ============    ============

**Note: The quarterly data has been restated to reflect the discontinued operations of Pulse Microsystems, LTD.

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

General

     Hirsch International Corp. ("Hirsch" or the "Company") is a leading single source supplier of electronic computer-controlled embroidery machinery and related  value-added  products  and  services to the  embroidery  industry.  The
Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a superior competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and Tajima USA, Inc. ("TUI"), a subsidiary formed in fiscal 1998, as well as a wide variety of embroidery supplies, microcomputers manufactured by Dell Computer Corporation and software manufactured by Pulse Microsystems Ltd. ("Pulse").

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

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth during this period was fueled by rapid technological advances in software and hardware, the continued strong demand for embroidered products, the creation of new embroidery applications and the continued strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand.

     Fiscal 2003 continued the trend toward retrenchment begun in the industry in fiscal 1999, with retrenchment driven by the relocation and continued investment offshore of large multi-head equipment customers. While growth of small machine customers stabilized in the domestic market, the market continued to experience a decline in large machine sales, continuing the change in the sales mix of embroidery machines and an overall decline in demand. It was further compounded by weakening value in foreign exchange of the Yen versus the US dollar, resulting in dollar price pressure for machine sales. All Japanese equipment based competitors in the industry faced difficulty in meeting these new market demands. In fiscal 2002 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model (See
Note 7 of Notes to Consolidated Financial Statements). The Company believes the continued implementation of the cost reduction program coupled with its reorganization of operational functions will allow it to position itself to return to profitable operations.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 2003, 2002 and 2001.

                                                                           2003            2002             2001
                                                                      ------------    ------------    -------------

Net sales...................................................               100.0%          100.0%           100.0%

Cost of sales...............................................                66.9%           72.7%            69.5%

Operating expenses..........................................                38.1%           60.0%            53.9%

Interest expense, net.......................................                 0.5%            0.6%             0.6%

Other expense (income), net.................................                -1.0%           -1.8%            -1.3%
                                                                      ------------    ------------    -------------

(Loss) income before income taxes and minority interest.....                -4.5%          -31.6%           -22.7%

Income tax (benefit) provision..............................                -0.9%                            -0.3%
                                                                                           -11.6%

Minority Interest...........................................                 0.4%            0.0%             0.2%

Loss on Discontinued Operations.............................                -7.8%          -16.0%            -1.4%
                                                                            -----          ------            -----
Net (loss) income...........................................               -11.8%          -36.0%           -24.5%
                                                                      ============    ============    =============

**  Note:  The  results  of  operations   have  been  restated  to  reflect  the
discontinued operations of HAPL and Pulse.

Use of Estimates and Critical Accounting Policies

     The  preparation  of  Hirsch's  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Hirsch's actual results are subject to the risk factors listed above under Item 1 Business -- "Risk Factors".

Critical Accounting Policies

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition - The Company distributes embroidery equipment that it offers for sale or lease. Prior to the issuance by the SEC of the Staff Accounting Bulletin No. 101 ("SAB 101"), revenue related to the sale of equipment was recorded at the time of shipment. The Company has adopted the recommendation of SAB 101 effective with reporting for fiscal year 2000. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. Comparisons of financial performance have been retroactively adjusted to reflect the impact of this change in accounting method. In fiscal year 2003, 2002 and 2001, most sales of new equipment did not require installation within the terms of the sales contract and accordingly sales are booked when shipped. The Company's policy is to accrue the estimate cost of installation on a quarterly basis. Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable. Sales of parts and supplies are recognized when shipped.

     Long lived Assets - The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles (goodwill) and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. During the fourth quarter of fiscal 2001, $7,640,000 of goodwill associated with the acquisitions of SMX Corporation, Sedeco Corporation and All Pro Punching, Inc. was written off. During the fourth quarter of Fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off. (See Note 15 to the Consolidated Financial Statements.)

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

     Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost for supplies and parts and specific cost for embroidery machines and peripherals. The inventory balance is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income would be significantly adversely affected.

     Warranty - The Company instituted a five-year limited warranty policy for its embroidery machines. The Company's policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company's cost of sales, gross profit and net income would be significantly adversely affected.

     Reserves for Discontinued Operations - In the fourth quarter of Fiscal 2002 and the first quarter of Fiscal 2003 the Company made provisions for the winding down of the HAPL Leasing subsidiary. Management regularly reviews these reserves and in Management's opinion adequate provisions have been made for the winding down of HAPL's operations.


Fiscal Year 2003 as Compared to Fiscal Year 2002

     Net sales. Net sales for fiscal year 2003 were $47.1 million, a decrease of $3.8 million, or 7.5% compared to $ 50.9 million for fiscal year 2002. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2003 is primarily attributable to a decrease in overall demand for new multi-head embroidery machines, as well as increased pricing pressure from the marketplace on new and used machine sales. Sales of the Company's new and used machines, computer hardware and software, application software for fiscal year 2003 aggregated approximately $42.2 million as compared to $43.8 million for fiscal year 2002, a decrease of $1.6 million or 3.7%. Sales of parts and supplies dropped $2.7 million, or 46%, which is indicative of the reduced activity of the embroidery market in the US. Other revenues, including franchise revenues increased $0.5 million from fiscal 2002.

     Cost of sales. For fiscal year 2003, cost of sales decreased $5.5 million or 15.9%, to $31.5 million from $37.0 million for fiscal year 2002. The $5.5 million decrease was a result of the related decrease in net sales for fiscal year 2003 as compared to fiscal year 2002. The Company's gross margin as a percent of sales increased for fiscal year 2003 to 33.1%, as compared to 27.3% for fiscal year 2002. Included in cost of sales for 2002 was a write-down of inventory of approximately $1.8 million (see Note 4 to the Consolidated Financial Statements). Excluding the writedown of inventory, gross margin as a percent of sales would have been 30.8%. The increase in gross margins is attributable to the increase in other revenue (which includes franchise revenues), which carries higher gross margins contribution.

     Operating Expenses. Operating expenses for fiscal year 2003, decreased $12.5 million or 41.0 %, to $18.0 million from $30.5 million for fiscal year 2002. Excluding the non recurring charges for goodwill impairment and restructuring costs, operating expenses were $18.0 million in fiscal 2003, a decline of $6.6 million or 26.8% from $24.6 million in fiscal 2002. This decline was attributable to the cost reduction initiatives the Company put into place at the end of fiscal 2002. The Company performed an impairment evaluation during the fourth quarter of fiscal 2002 for the SMX Corporation and Sedeco Corporation territories and as a result wrote off the balance of the goodwill associated with these acquisitions. The goodwill write-off represented a per-share net loss of $ 0.39 both on a basic and diluted basis for fiscal year 2002. Operating expenses for 2002 also include restructuring charges reflecting the Company's plan to reduce operating costs relative to the anticipated sales volume. Included in this non-recurring charge are $.6 million in employee severance costs and $2.1 million in facilities combinations/lease restructures (see Note 8 to the Consolidated Financial Statements).

     Interest Expense. Interest expense for fiscal year 2003 was $.3 million versus interest expense of $.3 million for fiscal year 2002. The Company continued its aggressive inventory reduction program in fiscal year 2003. The results of this program directly reflect increased liquidity and meant no increase in interest expense as a result of the eliminations of working capital borrowings outstanding against the Company's Revolving Credit Agreements during both fiscal 2003 and fiscal 2002. The sale of the corporate headquarters during fiscal 2002 also reduced the need for working capital borrowings.

     Income tax (benefit) provision. The income tax provision reflected an effective tax rate of approximately 20% for the twelve months ended January 31, 2003 as compared to an income tax benefit rate of 36.6 % for fiscal year 2002. The tax provision for fiscal 2003 represents Federal and State taxes on the Company's 55% owned subsidiary and was reduced by the actual NOL carryback for the prior year. The benefit rate for the fiscal 2002 year is a direct result of the Job Creation and Worker Assistance Act temporarily extending the carryback of Net Operating Losses from two years to five years. This change has enabled the Company to carryback its two most recent years losses and obtain a refund of approximately $6 million. The difference of the above rate to the federal statutory rate for 2003 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets, as well as minimum franchise taxes for fiscal 2003.

     Loss on Discontinued Operations. In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The operating loss in fiscal 2002 includes $4.6 million provision for the Ultimate Net Loss ("UNL") liability and the sale of the residual receivable associated with it; $2.6 million increase in the Minimum Lease Payment Receivable ("MLPR") provision; as well as $1.1 million in other costs. The operating loss in fiscal 2003 includes an additional $4.0 million to account for expected additional losses in liquidating the leasing subsidiary's remaining lease portfolio. The prior year's Statement of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as a loss on discontinued operations. Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

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

     Net (Loss). The net loss for fiscal year 2003 was $5.5 million, a decrease of $12.8 million, compared to a net loss of $ 18.3 million for fiscal year 2002. This decrease is attributable to the decrease in operating expenses associated with the restructuring charge of $2.5 million and the Impairment of Goodwill of $ 3.5 million and a reduction in the Loss on Discontinued Operations of $4.5 million as well as the reduction in Selling, General and Administrative expenses of $6.5 million and an increase in Gross Profit of $1.7 million, offset by a drop in tax benefit of $5.5 million.

Fiscal Year 2002 as Compared to Fiscal Year 2001

     Net sales. Net sales for fiscal year 2002 were $50.9 million, a decrease of $13.1 million, or 20.5% compared to $ 64.0 million for fiscal year 2001. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2002 is primarily attributable to a decrease in overall demand for new multi-head embroidery machines, as well as increased pricing pressure from the marketplace. Sales of the Company's used machines, computer hardware and software, parts and service, application software and embroidery supplies for fiscal year 2002 aggregated approximately $16.1 million as compared to $25.8 million for fiscal year 2001, a decrease of $9.7 million or 37.6%.

     Cost of sales. For fiscal year 2002, cost of sales decreased $7.5 million or 16.8%, to $37.0 million from $44.5 million for fiscal year 2001. The decrease was a result of the related decrease in net sales for fiscal year 2002 as compared to fiscal year 2001. The Company's gross margin declined for fiscal year 2002 to 27.3%, as compared to 30.5% for fiscal year 2001. Included in cost of sales was a writedown of inventory of approximately $1.8 million (see Note 4 to the Consolidated Financial Statements). While the fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins, since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues, increased cost of sales reflects the continuing product mix shift from larger equipment with higher gross margins to smaller equipment with lower gross margins. The lower gross margins also reflect the aggressive pricing used to meet market demand.

     Operating Expenses. As reported for fiscal year 2002, operating expenses decreased $4.0 million or 11.5%, to $30.5 million from $34.5 million for fiscal year 2001. Excluding the non recurring charges for goodwill impairment and restructuring costs, operating expenses were $24.6 million, a decline of $2.3 million or 8.6% from $26.9 million. During the fourth quarter of fiscal 2001, in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the acquisition of SMX Corporation and Sedeco Corporation and the Company's impairment evaluation, the Company wrote-off approximately $7.6 million of goodwill as an impairment charge to operations. This write-off includes the remaining value of goodwill associated with its acquisition of the digitizing embroidery business assets of All Pro Punching, Inc. of approximately $0.2 million, reflecting discontinuance of those operations. The goodwill write-off represented a per-share net loss of $ 0.84 both on a basic and diluted basis for fiscal year 2001. The Company performed another impairment evaluation during the fourth quarter of 2002 for the SMX Corporation and Sedeco Corporation territories and as a result wrote off the balance of the goodwill associated with these acquisitions. The goodwill write-off represented a per-share net loss of $ 0.39 both on a basic and diluted basis for fiscal year 2002. Operating expenses also include restructuring charges reflecting the Company's plan to reduce operating costs relative to the anticipated sales volume. Included in this non-recurring charge are $.6 million in employee severance costs and $2.1 million in facilities combinations/lease restructures (see Note 8 to the Consolidated Financial Statements). The Company also continued to incur development costs associated with the Hometown Threads business initiative, which were partially offset, by the sale of its first franchises.

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

Liquidity and Capital Resources

     The Company's working capital was $16.3 million at January 31, 2003, decreasing $5.7 million or 25.9%, from $22.0 million, at January 31, 2002. The decrease in working capital was principally due to decrease in the net assets of discontinued operations as well as continued reductions in inventory, accounts receivable and refundable income taxes. This reduction reflects a reduced level of business activity and receipt of Federal Income Taxes based on the carry-back of prior year losses. The Company has financed its operations principally through cash provided by decreases in Inventory, Accounts Receivable and the receipt of the tax refund.

     During fiscal year 2003, the Company's cash increased by $4.6 million to $7.7 million. Net cash of $5.9 million was provided by the Company's operating activities and was largely driven by the converting receivables and inventory into cash as well as the reduction in the net assets of discontinued operations. This was offset in part by decreases in accounts payable and accrued expenses.

     Cash used for investing activities of $547,000 was used for the purchase of Fixed Assets and was offset by the cash received from the sale of the Pulse subsidiary.

     Cash used for Financing Activities was for additional collateral for the LCs outstanding, used to pay for embroidery machines as well as the repayment of long-term debt and for the cost of the credit line with Congress Financial Corp.

Future Commitments

     The following table shows the Company's contractual obligations related to long-term obligations (See Notes 9 and 14 to the Consolidated Financial Statements).

Payments due by period (in thousands)
                                                                      Less                                       More
                                                                      than 1        1 - 3          4-5 years     than 5
Contractual Obligations                                 Total         year          years                        years
----------------------------------------------------    ----------    ----------    ----------     ----------    ----------

Capital lease obligations.......................           $1,642          $101          $446           $451          $644

Operating Lease obligations.....................            4,399           959         2,143            842           455

Purchase Commitments                                        3,300         1,200         2,100

Employment Agreements                                       1,120           820           300              0             0
                                                        ----------    ----------    ----------     ----------    ----------

Total                                                     $10,461        $3,080        $4,989         $1,293        $1,099
                                                        ==========    ==========    ==========     ==========    ==========

Revolving Credit Facility and Borrowings

     On November 26, 2002 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants.

Future Capital Requirements

     Subsequent to the close of fiscal 2002, the Federal Government passed the Job Creation and Worker Assistance Act temporarily extending the carry back of Net Operating Losses from two years to five years. This should provide approximately $6.0 million in cash available for operations. Approximately $3.0 million was received during the fiscal year ended January 31, 2003 and the balance should be received during the second quarter of fiscal 2004. The Company believes these proceeds, with its existing cash and funds generated from operations, together with its new credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

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

     Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

          June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

          December   2002  -  SFAS  No.   148,   "Accounting   for  Stock  Based
     Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others",("FIN45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect this Interpretation to have an effect on the consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on its financial position, results of operations or cash flows.


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

ITEM 8.  FINANCIAL STATEMENTS IN SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-20 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     Documents Incorporated by Reference:

          Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (January 31, 2003) are incorporated by reference in Part III, Items 10-13 hereof.

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 201(d) of Regulation S-K is incorporated by reference from Item 5(d) of this Annual Report on Form 10-K.

ITEM 13. Certain Relationships and Related Transactions

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its Pulse Microsystems Ltd. subsidiary ("Pulse") to an entity affiliated with Tas Tsonis, a former director of the Company and Chief Executive Officer of Pulse and Brian Goldberg, a former Vice President of the Company and President of Pulse. The consideration received by the Company was approximately equal to Pulse's net asset value. The terms of the transaction were the product of an extensive arms-length negotiation between Management and the purchaser and were approved by the Board of Directors after presentation by and consultation with Management. Management and the Board believe that the consideration received by the Company for the transferred equity interests to be within a range of value that was fair to the Company. (See Note 7 to Consolidated Financial Statements).

ITEM 14. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13(a)-14(c) of the Securities and Exchange Act of 1934) as of a date (the "Evaluation Date") not more than ninety (90) days before the filing of this Annual Report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly effect those controls subsequent to the Evaluation Date, the Company's senior management, in conjunction with its Board of Directors, continuously reviews overall Company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS                             PAGE(S)
                                                                  ------------
Index to Consolidated Financial Statements.......................           F1
Signature Page...................................................           26
Independent Auditors' Report                                               F-2
Consolidated Balance Sheets......................................   F-3 to F-4
Consolidated Statements of Operations............................          F-5
Consolidated Statements of Stockholders' Equity..................     F-6 -F-7
Consolidated Statements of Cash Flows............................          F-8
Notes to Consolidated Financial Statements.......................  F-9 to F-20

(a)(3)   EXHIBITS

%3.1     Restated Certificate of Incorporation of the Registrant

^3.2     Amended and Restated By-Laws of the Registrant

*4.1     Specimen of Class A Common Stock Certificate

*4.2     Specimen of Class B Common Stock Certificate

*10.1    Distributorship  Agreement  Dated February 21, 1991 together with  Supplements and Amendments  thereto,  among Tajima
         Industries,  Ltd.,  Nomura  Trading  Co.  Ltd.,  Nomura  (America)  Corp.  and Hirsch  International  Corp.  ("Hirsch
         Distributorship Agreement")

@10.2    Amendment Number Two to Hirsch Distributorship Agreement, Dated June 7, 1996

@10.3    Distributorship  Agreement,  Dated February 21, 1991,  together with Supplement Dated February 21, 1996, among Tajima
         Industries, Ltd., Nomura Trading Co. Ltd., Nomura (America) Corp., and Sedeco, Inc.

@10.4    West Coast  Distributorship  Agreement,  Dated February 21, 1997, among Tajima  Industries,  Ltd., Nomura Trading Co.
         Ltd. and Nomura (America) Corp., and Hirsch International Corp.

+10.5    Memorandum of Request for Business with Mexico,  Latin American and Caribbean  Countries  among Hirsch  International
         Corp., Tajima Industries Ltd. and TM Trading Co., Ltd. dated as of July 27, 1999

+++10.6  Stock Option Plan, as amended

+++10.7  1994 Non-Employee Director Stock Option Plan, as amended

**10.8   Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.

++10.9   First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.

***10.10  Share Purchase Agreement dated as of October 31, 2002, by and between Hirsch  International Corp. and 2017146 Ontario
          Limited.

****10.11 Loan and Security Agreement dated as of November 26, 2002, by and between Congress Financial  Corporation,  as Lender and Hirsch International Corp., as Borrower.

10.12     Amendment No. 1 to Loan and Security Agreement dated as of April 20, 2003.

21.1      List of Subsidiaries of the Registrant

23.1      Independent Auditor's Consent

99.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
%Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

^Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

@Incorporated by reference from the Registrant's Form 10-K filed for the year ended January 31, 1997.

+Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended October 31, 1999.

*Incorporated by reference from the Registrant's Registration Statement on Forms S-1, Registration Number 33-72618.

**Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission March 15, 2001.

++Incorporated by reference from Registrant's Form 10-K for the fiscal year ended January 31, 2002.

+++Incorporated by reference from Registrant's definitive proxy statement filed with the Commission on May 30, 2002.

***Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on November 15, 2002.

****Incorporated by reference from Registrant's Report on Form 8-K with the Commission on December 6, 2002.

---------------------------

(b) REPORTS ON FORM 8-K

          (i) On November 15, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the sale of Pulse Microsystems, Ltd., its wholly-owned subsidiary.

          (ii) On December 6, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the execution of Loan and Security Agreement with Congress Financial Corporation.

          (iii)On February 28, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the appointment of Paul Levine as Vice Chairman of the Company's Board of Directors and Chief Executive Officer of Hometown Threads, LLC and Paul Gallagher as President of the Company.


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

Dated:  April 29, 2003

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

    Signature                                             Title                                      Date
    ---------                                             -----                                      ----

/s/ Henry Arnberg                    Chairman of the Board of Directors and Chief Executive      April 29, 2003
-----------------                    Officer (Principal Executive Officer)
Henry Arnberg

/s/ Paul Levine                      Vice Chairman of the Board of Directors and Chief           April 29, 2003
---------------                      Executive Officer of Hometown Threads, LLC
Paul Levine

/s/ Paul Gallagher                   President and Chief Operating Officer and Director          April 29, 2003
------------------
Paul Gallagher

/s/ Beverly Eichel                   Vice President-Finance and Administration, and Chief        April 29, 2003
------------------                   Financial Officer (Principal Accounting and Financial
Beverly Eichel                       Officer), Secretary

/s/ Daniel Vasquez                   Corporate Controller                                        April 29, 2003
------------------
Daniel Vasquez

/s/ Ronald Krasnitz                  President TUI, and Director                                 April 29, 2003
-------------------
Ronald Krasnitz

/s/ Marvin Broitman                  Director                                                    April 29, 2003
-------------------
Marvin Broitman

/s/ Mary Ann Domuracki               Director                                                    April 29, 2003
----------------------
Mary Ann Domuracki

/s/ Herbert M. Gardner               Director                                                    April 29, 2003
----------------------
Herbert M. Gardner


                                  CERTIFICATION
                        Pursuant to 18 U.S. Section 1350,
      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Henry Arnberg, certify that:

     1. I have reviewed this annual report on Form 10-K of Hirsch International Corp. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not here were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 29, 2003



                                            /s/ Henry Arnberg
                                            -----------------
                                            Henry Arnberg, Chairman and
                                            Chief Executive Officer



                                  CERTIFICATION
                        Pursuant to 18 U.S. Section 1350,
      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Beverly Eichel, certify that:

     1. I have reviewed this annual report on Form 10-K of Hirsch International Corp. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not here were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003


                                            /s/ Beverly Eichel
                                            ------------------
                                            Beverly Eichel, Vice President -
                                            Finance, Chief Financial Officer
                                            and Secretary




                          Index to Financial Statements
                           Hirsch International Corp.


Independent Auditors' Report                                                F-2

Consolidated Financial Statements

         Balance Sheet as of January 31, 2003 and January 31, 2002    F-3 - F-4

         Statements of Operations for the years ended
            January 31, 2003, January 31, 2002 and January 31, 2001         F-5

         Statements of Stockholders Equity for the years ended
            January 31, 2003, January 31, 2002 and January 31, 2001   F-6 - F-7

         Statements of Cash Flows for the years ended
            January 31, 2003, January 31, 2002 and January 31, 2001         F-8

         Notes to the Consolidated Financial Statements              F-9 - F-20



Independent Auditors' Report


Board of Directors
Hirsch International Corp.
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United State of America.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
April 10, 2003, except for Note 14, which is as of April 28, 2003



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2002

-----------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                             2003                           2002

CURRENT ASSETS:
  Cash and cash equivalents                                       $7,707,000                    $3,121,000
  Restricted cash (Note 2)                                           900,000                     -
  Short term note receivable (Note 7)                                500,000                     -

  Accounts receivable, net of an allowance for possible
     losses of approximately $1,451,000 and $2,893,000,
     respectively (Notes 4 and 14)                                 4,354,000                     7,077,000
  Inventories, net (Notes 3, 4 and 14)                             9,498,000                    12,618,000
  Prepaid and refundable income taxes                              3,319,000                     6,120,000
  Other current assets                                               686,000                       367,000
 Assets of discontinued operations (Note 7)                        4,914,000                    13,786,000
                                                                   ---------                    ----------
                  Total current assets                            31,878,000                    43,089,000
                                                                  ----------                    ----------

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated
     depreciation and amortization (Note 6)                        2,868,000                     3,206,000
OTHER ASSETS                                                       1,256,000                       597,000
                                                                   ---------                       -------
TOTAL ASSETS                                                     $36,002,000                   $46,892,000
                                                                 ===========                   ===========


See notes to consolidated financial statements.

                                                                                                                  (Continued)


HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2002

-----------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                           2003                     2002

CURRENT LIABILITIES:

  Trade acceptances payable                                                    $969,000               $2,185,000
  Accounts payable and accrued expenses (Notes 4 and 8)                       6,924,000                9,530,000
  Customers Deposits and other                                                  865,000                  202,000
Liabilities of discontinued operations (Note 7)                               6,859,000                9,171,000
                                                                              ---------                ---------
         Total current liabilities                                           15,617,000               21,088,000

CAPITALIZED LEASE OBLIGATIONS - Less current maturities (Note 9)              1,541,000                1,642,000
DEFERRED GAIN - (Note 9)                                                        847,000                  966,000
                                                                                -------                  -------

     Total liabilities                                                       18,005,000               23,696,000
                                                                             ----------               ----------

MINORITY INTEREST (Note 1)                                                    1,932,000                1,737,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 11): Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                                     -                        -
  Class A common stock, $.01 par value; authorized: 20,000,000
     shares; issued and outstanding; 6,815,000 shares                            68,000                   68,000
  Class B common stock, $.01 par value; authorized: 3,000,000
     shares, outstanding:  2,668,000 shares                                      27,000                   27,000
  Additional paid-in capital                                                 41,397,000               41,397,000
  Retained earnings (deficit)                                               (23,825,000)             (18,275,000)
  Accumulated other comprehensive income (loss)                                -                        (156,000)
                                                                               -                        ---------
                                                                             17,667,000               23,061,000
  Less: Treasury Class A Common stock at cost, 695,000  shares               1,602,000                 1,602,000
                                                                             ----------                ---------
        Total stockholders' equity                                           16,065,000               21,459,000
                                                                             ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $36,002,000              $46,892,000
                                                                            ===========              ===========

See notes to consolidated financial statements.


HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------



                                                                      Three Years Ended January 31,
                                                                2003             2002            2001
                                                                ----             ----            ----

NET SALES                                                   $ 47,141,000    $ 50,887,000    $ 64,039,000

COST OF SALES (Note 14)                                       31,529,000      37,006,000      44,515,000
                                                            ------------    ------------    ------------

GROSS PROFIT                                                  15,612,000      13,881,000      19,524,000
                                                            ------------    ------------    ------------

OPERATING EXPENSES
    Selling, general and administrative expenses              17,954,000      24,601,000      26,862,000
    Impairment of Goodwill (Note 15)                                --         3,477,000       7,640,000
    Restructuring costs (Note 8)
                                                                    --         2,466,000            --
                                                            ------------    ------------    ------------
         Total operating expenses                             17,954,000      30,544,000      34,502,000
                                                            ------------    ------------    ------------

OPERATING LOSS                                                (2,342,000)    (16,663,000)    (14,978,000)
                                                            ------------    ------------    ------------

OTHER INCOME  (EXPENSE)
    Interest expense                                            (259,000)       (317,000)       (378,000)
    Other  income - net                                          488,000         900,000         839,000
                                                            ------------    ------------    ------------
         Total other income                                      229,000         583,000         461,000
                                                            ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES, MINORITY INTEREST IN NET EARNINGS OF
   CONSOLIDATED SUBSIDIARY AND DISCONTINUED OPERATIONS        (2,113,000)    (16,080,000)    (14,517,000)

INCOME TAX PROVISION (BENEFIT) (Note 10)                        (431,000)     (5,881,000)        162,000

MINORITY INTEREST IN NET EARNINGS OF CONSOLIDATED
   SUBSIDIARY (Note 1)                                           196,000               0         109,000
                                                            ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                               (1,878,000)    (10,199,000)    (14,788,000)

LOSS ON DISCONTINUED OPERATIONS - NET OF TAX EXPENSE
   (BENEFIT) OF $308,000, $(863,000) AND $0, RESPECTIVELY
   (NOTE 7)                                                   (3,672,000)     (8,126,000)       (883,000)
                                                            ------------    ------------    ------------

NET LOSS                                                    $ (5,550,000)   ($18,325,000)   ($15,671,000)
                                                            ============    ============    ============

LOSS PER SHARE:
    Basic and diluted:
      Loss from continuing operations                       ($      0.21)   ($      1.15)   ($      1.62)

    Loss on discontinued operations                                (0.42)          (0.91)          (0.10)
                                                            ------------    ------------    ------------

    Basic and diluted                                       ($      0.63)   ($      2.06)   ($      1.72)
                                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES IN THE
 CALCULATION OF LOSS
      Basic and diluted                                        8,789,000       8,892,900       9,112,200
                                                            ============    ============    ============


See notes to consolidated financial statements.


HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Class A                        Class B
                                                    Common Stock                   Common Stock
                                                           (Note 11)                     (Note 11)
                                           --------------  -------------   -------------- -------------
                                                                                                           Additional
                                               Shares          Amount          Shares         Amount     Paid-In Capital
                                               ------          ------          ------         ------     ---------------
BALANCE, JANUARY 31, 2000                     6,815,000         $68,000       2,668,000       $27,000      $41,397,000
  Purchase of treasury shares (Note 12)              --              --              --            --               --
Comprehensive income:
    Gain on Foreign Currency
   Translation                                       --              --              --            --               --
    Net loss                                         --              --              --            --               --
Total comprehensive income                           --              --              --            --               --
                                              ---------          ------       ---------        ------        ----------
BALANCE, JANUARY 31, 2001                     6,815,000          68,000       2,668,000        27,000        41,397,000
Comprehensive income:
    Gain on Foreign Currency Translation             --              --              --            --              --
    Net loss                                         --              --              --            --              --
Total comprehensive income                           --              --              --            --              --
                                              ---------          ------       ---------        ------        ----------
BALANCE, JANUARY 31, 2002                     6,815,000          68,000       2,668,000        27,000        41,397,000
Purchase of treasury shares (Note 12)                --              --              --            --              --
Comprehensive income:
    Gain on Foreign Currency Translation             --              --              --            --              --
    Net loss                                         --              --              --            --              --
Total comprehensive income                           --              --              --            --              --
                                              ---------        --------       ---------       -------      -----------
BALANCE, JANUARY 31, 2003                     6,815,000        $ 68,000       2,668,000       $27,000      $41,397,000
                                              =========        ========       =========       =======      ===========

                                               Accumulated
                                                   other
                                               Comprehensive   Retained Earnings     Treasury
                                               Income (Loss)       (Deficit)           Stock                Total
                                               -------------       ---------           -----                -----
                                                 (Note 2)

BALANCE, JANUARY 31, 2000                         $221,000        $15,721,000        $( 1,181,000)      $56,253,000
Purchase of treasury shares (Note 12)                   --                 --          (  171,000)        (171,000)
Comprehensive income:
   Loss on Foreign Currency Translation          (133,000)                 --                  --               --
    Net loss                                            --        (15,671,000)                 --               --
Total comprehensive income                              --                 --                  --      (15,804,000)
                                                 ---------        -----------         ------------     ------------
BALANCE, JANUARY 31, 2001                           88,000             50,000         ( 1,352,000)       40,278,000
  Purchase of treasury shares (Note 12)                 --                 --          (  250,000)      (  250,000)
Comprehensive income:
    Loss on Foreign Currency Translation         (244,000)                 --                  --                --
    Net loss                                            --        (18,325,000)                 --                --
Total comprehensive income                              --                 --                  --       (18,569,000)
                                                 ---------        -----------         ------------     ------------
BALANCE, JANUARY 31, 2002                       $(156,000)      $ (18,275,000)        $(1,602,000)      $21,459,000
Comprehensive income:
    Loss on Foreign Currency Translation          156,000                  --                  --                --
    Net loss                                           --          (5,550,000)                 --                --
Total comprehensive income                             --                  --                  --        (5,394,000)
                                                 ---------        -----------         ------------     ------------
BALANCE, JANUARY 31, 2003                             $--       $ (23,825,000)        $(1,602,000)      $16,065,000
                                                 =========        ===========         ============     ============

     See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------------------------------------


                                                                2003           2002             2001
                                                                ----           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  loss                                                $ (5,550,000)   $(18,325,000)   $(15,671,000)
 Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
  Depreciation and amortization                                809,000       2,186,000       3,425,000
  Recognized gain on sale of assets                           (119,000)       (170,000)              0
  Provisions for reserves                                      410,000       3,275,000         436,000
  Deferred income taxes                                       (130,000)              0         130,000
  Minority interest                                            196,000               0         108,000
  Write-off of goodwill                                              0       3,477,000       7,640,000

  Changes in assets and liabilities:
   Accounts receivable                                       4,680,000       1,461,000       5,836,000
   Net investments in sales-type leases                      5,365,000      (2,897,000)      2,104,000
   Inventories                                               2,910,000        (466,000)     11,738,000
   Other current assets and other assets                    (1,431,000)        160,000         197,000
   Trade acceptances payable                                (1,216,000)     (1,790,000)     (2,225,000)
   Accounts payable and accrued expenses                    (3,718,000)     10,634,000      (4,879,000)
   Prepaid income taxes and income taxes payable             3,742,000      (5,124,000)      1,781,000
                                                          ------------    ------------    ------------
       Net cash provided by (used in) operating
        activities                                           5,948,000      (7,579,000)     10,620,000
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (547,000)       (533,000)       (848,000)
 Proceeds from sale of assets                                     --         4,236,000            --
 Proceeds from sale of subsidiary                              530,000            --              --
                                                          ------------    ------------    ------------

      Net cash provided by (used in) investing
       activities                                              (17,000)      3,703,000        (848,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Restricted Cash                                              (900,000)           --              --

 Repayments of long-term debt                                  (83,000)        (53,000)     (3,214,000)
 Payment of Deferred Financing Costs                          (518,000)           --              --
 Purchase of treasury shares                                      --          (250,000)       (171,000)
                                                          ------------    ------------    ------------
Net cash used in financing activities                       (1,501,000)       (303,000)     (3,385,000)
                                                          ------------    ------------    ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                        156,000        (244,000)       (133,000)
                                                          ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,586,000      (4,423,000)      6,254,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 3,121,000       7,544,000       1,290,000
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $  7,707,000    $  3,121,000    $  7,544,000
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest and bank fees paid                             $    259,000    $    419,000    $    389,000
                                                          ============    ============    ============
  Income taxes paid                                       $      9,000    $      7,000    $    400,000
                                                          ============    ============    ============


Supplemental Disclosure of non-cash investing activity: On October 31, 2002 the Company received a note in the amount of $500,000 from the sale of its Pulse subsidiary. See notes to consolidated financial statements.



HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------

1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems, Ltd. through October 31, 2002 (Pulse), Sewing Machine Exchange, Inc. ("SMX"), Sedeco, Inc. ("Sedeco"), Hirsch Equipment Connection, Inc. ("HECI"), Hirsch Business Concepts LLC ("HBC"), Hometown Threads LLC ("Hometown"), and Tajima USA, Inc. ("TUI") (collectively, the "Company").

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai"), an affiliate of Tajima, the Company's major supplier, purchased a 45 percent interest in TUI for $900,000. For financial reporting purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheets and Tokai's share of the earnings has been reported as minority interest in the Company's Consolidated Statements of Operations.

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

     See Note 7 to the Consolidated Financial Statements for discontinued operations of the leasing subsidiary as of January 31, 2002.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the majority interest in the operations of TUI. All material inter-company balances and transactions have been eliminated in consolidation.

     b. Revenue Recognition - The Company distributes embroidery equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal year 2003, 2002 and 2001, most sales of new equipment did not require installation within the terms of the sales contract; these sales were recorded at the time of shipment, at which time title is transferred to the customer.

          Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     c. Cash Equivalents - Cash equivalents consist of money market accounts with initial maturities of three months or less. As of January 31, 2003 the Company had $.9 million in restricted cash which is being used to collateralize letters of credit outstanding.

     d. Allowance for Possible Losses - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected.

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

     f. Foreign Currency Transactions - Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. Gains and losses from foreign currency transactions are included in net loss and are not significant.

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


                Furniture and fixtures            3-7
                Machinery and equipment           3-7
                Software                           3
                Automobiles                       3-5
                Leasehold improvements            3-20


     h. Impairment of Long-Lived Assets - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of, and was adopted by the Company on February 1, 2002. The Company reviewed certain long-lived assets and identifiable intangibles for impairment. The adoption SFAS 144 did not have a material effect on the Company's consolidated financial statements. Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. During the fourth quarter of Fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off. (See Note 18).

     i. Warranty - The Company instituted a five-year limited warranty policy for its embroidery machines. The Company's policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company's cost of sales, gross profit and net loss would be significantly adversely affected.

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

     k. Income Taxes - The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when the Company cannot determine the future utilization of some portion or all of the deferred tax asset.

     l. Income (Loss) Per Share - Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants were anti-dilutive for the fiscal years ended January 31, 2003, 2002 and 2001.

     m. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method.

          The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: expected life, 3.6 years; stock volatility, 79.0 percent in 2003, 79.0 percent in 2002 and 69.4 percent in 2001; risk free interest rate of 3.97 percent in 2002, risk free interest rate of 6.7 percent in 2001 and 6.0 percent in 2000, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of the options granted during 2003, 2002 and 2001was $0.16, $0.53 and $0.38, respectively.

          If compensation cost for the Company's stock options had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" ("SFAS No. 123"), the Company's net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:

                                                    Year Ended January 31,
                                         2003                 2002               2001
                                         ----                 ----               ----

Net (loss):
  Net Loss as reported               $(5,550,000)       $(18,325,000)         $(15,671,000)
Deduct Total stock-based
employee compensation expense
determined under fair value
method                                     82,000             182,000              424,000
                                           ------             -------              -------
  Pro forma net loss                 $(5,632,000)       $(18,507,000)         $(16,095,000)
                                     ============      ==============        =============
Basic and diluted loss per share:
  As reported                             $(0.63)            $ (2.06)             $ (1.72)
  Pro forma                               $(0.64)            $ (2.08)             $ (1.77)

     n.   Comprehensive Income - Statement of Financial Accounting Standards No.
          130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net loss, and foreign exchange translation adjustments and is presented in the consolidated statements of stockholders' equity.

     o. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     p. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at January 31, 2003 and 2002, the fair value of the Company's financial instruments approximated the carrying value.

     q. Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

          June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others",("FIN45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect this Interpretation to have an effect on the consolidated financial statements.

          December 2002 - SFAS No. 148, "Accounting for the Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statement about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of Fin No. 46 to have a material impact on its financial position, results of operations or cash flows.

     r. Reclassifications - As a result of discontinued operations, certain reclassifications have been applied to prior year amounts to conform to current year presentation.

     s. Shipping and handling expenses - The Company records shipping and handling expenses in operating expenses on the statement of operations. These expenses were approximately $1,012,000, $1,194,000 and $1,297,000 during the years ended January 31, 2003, 2002 and 2001, respectively. Amounts billed to customers are immaterial.

3.       INVENTORIES

                                                                  January 31,
                                                        2003                       2002
                                              -------------------------- -------------------------
New machines                                          $8,061,000               $11,398,000
Used machines                                            796,000                   935,000
Parts and accessories                                  2,587,000                 2,470,000
Less reserve for slow-moving inventory               (1,946,000)               (2,185,000)
                                              -------------------------- -------------------------
Total                                                 $9,498,000               $12,618,000
                                              -------------------------- -------------------------


4. CHANGES IN RESERVES

Allowance for Possible Losses:
------------------------------

                                 Opening                                    Ending
                                 Balance      Additions     Write Offs      Balance
                                 -------      ---------     ----------      -------
Year ended January 31, 2003   $ 2,893,000   $   151,000   $(1,593,000)   $ 1,451,000

Year ended January 31, 2002   $ 2,570,000   $   870,000   $  (547,000)   $ 2,893,000

Year ended January 31, 2001   $ 5,632,000   $   274,000   $(3,336,000)   $ 2,570,000



Inventory Reserve:
------------------

                                 Opening                                    Ending
                                 Balance      Additions     Write Offs      Balance
                                 -------      ---------     ----------      -------

Year ended January 31, 2003   $ 2,185,000   $   259,000   $  (498,000)   $ 1,946,000

Year ended January 31, 2002   $ 2,450,000   $ 2,405,000   $(2,670,000)   $ 2,185,000

Year ended January 31, 2001   $ 3,631,000   $   162,000   $(1,343,000)   $ 2,450,000


Warranty Liability

     The Company offers to its customers limited warranties against product defects for periods ranging from 30 days to 5 years, depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer for parts or labor. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranty. The costs are based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgement applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs. Taking into account the reduced sales of new machines and the increase in the warranty period for those machines the Company's estimated warranty liability remained at $543,000 for January 31, 2003 and January 31, 2002.

5. NET INVESTMENT IN SALES-TYPE LEASES

                                                                                 January 31,
                                                                             2003            2002
                                                                        ------------    ------------
     Total minimum lease payments receivable                            $  2,331,000    $  9,033,000
     Estimated residual value of leased property (unguaranteed) (A)        3,920,000       5,648,000
     Reserve for estimated uncollectible lease payments                   (1,165,000)     (1,165,000)
Less: Unearned income                                                       (413,000)     (1,997,000)
                                                                        ------------    ------------

     Net investment - Amount in Net Assets of Discontinued Operations   $  4,673,000    $ 11,519,000
                                                                        ============    ============



(A) The estimated residual value of leased property will fluctuate based on volume of transactions, financial structure of the transactions, sales of residuals to third party financing organizations and periodic recognition of the increased net present value of the residuals over time.


6. PROPERTY, PLANT AND EQUIPMENT

                                                                    January 31,
                                                              2003                 2002
                                                      --------------------- -------------------
Property Under Capital Lease Obligation                   $1,786,000          $1,786,000
Software                                                     458,000                   0
Machinery and equipment                                    5,642,000           5,863,000
Furniture and fixtures                                     1,968,000           1,968,000
Automobiles                                                  294,000             294,000
Leasehold improvements                                      504,000              485,000
                                                             -----              --------
Total                                                     10,652,000          10,396,000
Less: Accumulated depreciation and amortization          (7,784,000)         (7,190,000)
                                                         -----------         -----------
Property, plant and equipment, net                      $ 2,868,000         $ 3,206,000
                                                        ============        ===========

7. DISCONTINUED OPERATIONS

In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to sell the net assets by January 2004.

Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                                                     For the year ended January 31,
                                                 2003              2002            2001
                                                 ----              ----            ----
Revenue ...........................           $ 1,554           $3,488          $4,590
Gross profit ......................               128            1,575           1,653
Loss from discontinued
  Operations ......................            (4,000)          (7,686)            (70)


The operating loss in fiscal 2003 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The operating loss in fiscal 2002 includes $4.6 million provision for the CIT/UNL liability and the sale of the residual receivables associated with it; $2.6 million increase in the MLPR provision; $0.6 million employee severance costs; and $0.5 million in asset write off and provision for future losses until termination. The UNL (Ultimate Net Loss) represents the Company's liability of up to approximately 10% of all contracts purchased by CIT. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio.

Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 and including interest accruing on the principal balance at the rate of US Prime +1% per annum, and (c) the assumption of $4.0 million of Hirsch obligations. The sale price was at Pulse's book value so there was no gain or loss recorded on the sale. All periods presented have been restated to reflect the discontinued operations of Pulse.

     Summary  operating   results  of  the  discontinued   operations  of  Pulse
Microsystems, Ltd are as follows:


                                                               For the year ended January 31,
                                                        2003               2002               2001
                                                        ----               ----               ----
Revenue . . . . . . . . . . . . . . . . . .            $3,731             $4,547             $4,500
Gross profit . . . . . . . . . . . .. . . .            2,510              2,906               2,779
(Loss)Income from discontinued Operations .             $184              $(440)             ($813)


Assets and Liabilities of discontinued operations (in thousands) are as follows:

                                  For the year ended January 31,
                                           2003      2002
                                           ----      ----
Assets:
      Accounts Receivable ...........   $    16   $   432
     MLPR and residuals .............     4,673    11,519
      Property, Plant & Equipment ...        33       569
      Inventory .....................       113       260
      Prepaid Taxes .................        79     1,006
                                        -------   -------

Total Assets ........................   $ 4,914   $13,786
                                        =======   =======

Liabilities:
      Accounts Payable & Accruals ...   $ 6,758   $ 8,717
      Customer Deposits Payable .....       -         312
      Long Term Debt ................        14        55
      Income Taxes Payable ..........        87        87
                                        -------   -------

Total Liabilities ...................    $6,859   $ 9,171
                                         ======   =======



8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                     January 31,
                                                 2003          2002
                                                 ----          ----
Accounts payable                              $3,244,000   $4,342,000
Accrued restructuring costs (A)                1,368,000    2,464,000
Accrued commissions payable                      108,000      158,000
Accrued payroll costs                            460,000      543,000
Accrued warranty and installation costs          543,000      543,000
Customer deposits payable                              0       64,000
Deferred revenue                                 179,000       97,000
Other accrued expenses                         1,022,000    1,319,000
                                              ----------   ----------
Total accounts payable and accrued expenses   $6,924,000    $9530,000
                                              ==========   ==========

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

     The following table summarizes the restructuring costs and activities:

                                            Balance at                             Discontinued       Balance at
                                         January 31, 2002       Cash Payments       Operations     January 31, 2003
                                         ----------------       -------------       ----------     ----------------

Severance and Benefits ...........        $  479,000             $  379,000           $-             $  100,000

Excess facilities including future
lease obligations and property and
equipment ........................         1,975,000                501,000          207,000          1,267,000

Other restructuring-related
costs ............................            10,000                  9,000            --                 1,000
                                          ----------             ----------       ----------          ----------
                                          $2,464,000             $  889,000       $  207,000          $1,368,000
                                          ==========             ==========       ==========          ==========


9. LONG TERM OBLIGATIONS


                                                 January 31,
                                             2003          2002
                                        -----------    -----------
Obligation Under Capital Lease (A)      $ 1,642,000    $ 1,724,000
Deferred Gain on Sale of Building (B)       967,000      1,086,000
Other                                        18,000           --
                                        -----------    -----------
Total                                     2,627,000      2,810,000
Less: Current maturities                   (239,000)      (202,000)
                                        -----------    -----------
Long-term maturities                    $ 2,388,000    $ 2,608,000
                                        ===========    ===========


(A) Obligation Under Capital Lease of the Company at January 31, 2003 matures as follows:

     Fiscal Year
       Ending
     January 31,
     -----------
       2004                                            $289,000
       2005                                             297,000
       2006                                             306,000
       2007                                             316,000
       2008                                             325,000
       2009 and thereafter                            1,065,000
                                                      ---------
Total Minimum Lease Payments                        $ 2,598,000

Less:  Amount representing interest                    (956,000)
                                                       ---------

Present value of net minimum lease payments           1,642,000

Less current portion                                    101,000
                                                        -------

Long term lease obligations                          $1,541,000
                                                     ==========

(B) On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction.

     Concurrent sale and leaseback transactions are subject to specific rules regarding the timing of the recognition of the gain. This transaction results in a non-recurring gain of $1.2 million deferred over the life of the lease, a period of ten years. The related lease obligation meets the rules requiring classification as a capital lease. The operating expense is therefore reported as interest and depreciation on a straight-line basis over the life of the lease, with both current and long-term portions, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease is ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

10. INCOME TAXES

     The  provision  (benefit) for income taxes is based on income (loss) before
taxes  on  income,   minority   interest  in  net  earnings  of  subsidiary  and
discontinued operations as follows:

                                                        Years ended
                             ------------------------------------------------------------------
                               January 31, 2003       January 31, 2002      January 31, 2001

Domestic .....................   $(2,113,000)          $(16,080,000)        $(14,517,000)
Foreign - included in
discontinued
operations(see note 7)........        536,000              (306,000)          (1,199,000)
                                      -------             ----------         -----------

    Total ....................   $(1,577,000)          $(16,386,000)        $(15,716,000)
                                 ============          =============        =============


The income tax (benefit) provision for each of the periods presented herein is as follows:

                                                      January 31,
                                            2003          2002            2001
                                            ----          ----            ----
Current:
  Federal                              $  (356,000)   $(6,000,000)   $    23,000
  State                                     55,000        119,000          9,000
                                       -----------    -----------    -----------
Total current                             (301,000)    (5,881,000)        32,000
                                       -----------    -----------    -----------

Deferred:
  Federal                                 (100,000)          --          100,000

  State and foreign                        (30,000)          --           30,000
                                       -----------    -----------    -----------

Total deferred:                           (130,000)          --          130,000
                                       -----------    -----------    -----------

Total income tax (benefit) provision   $  (431,000)   $(5,881,000)   $   162,000
                                       ===========    ===========    ===========

Of the tax expense (benefit) above 308,000, $0 and $262,000, for the years ended January 31, 2003, 2002 and 2001, respectively, has been reclassified to discontinued operations.

The tax effects of temporary differences that give rise to deferred income tax liabilities at January 31, 2002 and deferred income tax assets at January 31, 2001 are as follows:


                                                   January 31, 2003                        January 31, 2002
                                            Net Current         Net Long-            Net Current         Long-Term
                                            Deferred Tax      Term Deferred          Deferred Tax      Deferred Tax
                                               Assets          Tax Assets               Assets            Assets
                                          ----------------- ------------------    ------------------- ----------------
Accounts receivable                           $579,000      $           -             $1,056,000           $    -
Inventories                                    849,000                  -              1,141,000                -
Accrued warranty costs                         217,000                  -                217,000                -
Other accrued expenses                         578,000                  -                925,000                -
Purchased technologies and goodwill                  -          2,559,000                               1,386,000
Net operating loss                                   -          5,545,000                      -                -
Reserves for discontinued operations         3,393,000                  -              3,494,000                -

Gain on sale of building                                          386,000                      -         434,000
                                           -----------        -----------             ------------    -----------
                                             5,616,000          8,490,000              6,833,000        1,820,000
Less valuation allowance                   (5,616,000)        (8,490,000)             (6,833,000)     (1,820,000)
                                           -----------        -----------             ------------    -----------
                                              $     0             $    0                $     0           $    0
                                              ========            =======               ========          ======

A valuation allowance for such deferred tax assets has been established at January 31, 2003 and January 31, 2002, since the Company cannot determine the future utilization of those assets.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                               Year Ended January 31,
                                               2003     2002     2001
                                               ----     ----     ----
Federal statutory income tax rate             (34.0)%  (34.0)%  (34.0)%
State income taxes, net of Federal benefit      5.0      5.0      5.0
Permanent differences                          55.1       --       --
Valuation Allowance                           (46.5)    (7.8)    30.1
                                               ----     ----     ----
Effective income tax rate                     (20.4)%  (36.8)%  (1.1)%
                                               ====     ====     ====


11. STOCKHOLDERS' EQUITY

a. Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock are substantially identical in all respects, except that the holders of Class B Common Stock elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stockholder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine.

b. Stock Option Plans - The Company maintains two stock option plans pursuant to which an aggregate of approximately 1,984,000 shares of Common Stock may be granted.

     The 1993 Stock Option Plan (the "1993 Plan") has 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     Stock option transactions during the years ended January 31, 2003, 2002 and 2001 for the 1993 Plan are summarized below:


                                                                          Exercise           Weighted Average
                                                         Shares           Price Range          Exercise Price
                                                         ------           -----------          --------------
Options outstanding - January 31, 2000                   711,000        $1.75 - $24.20               $ 9.91

  Options canceled                                       (49,000)       $1.75 - $24.20               $ 9.91
  Options issued                                          20,000        $0.91 -   3.00               $ 1.86
                                                         -------       ---------------               ------
Options outstanding - January 31, 2001                   682,000        $0.91 - $24.20               $ 9.45

  Options canceled                                      (594,000)       $0.95 - $17.00              $ 12.19
  Options issued                                         190,000        $0.95 -   1.00               $ 0.97
                                                        --------       ---------------               ------
Options outstanding - January 31, 2002                   278,000        $0.95 - $17.00               $ 1.71

Options canceled                                         (98,000)       $1.00 - $17.00               $ 3.99
  Options issued                                         878,000         $0.27 - $0.52               $ 0.29
                                                         -------         -------------                -----
Options outstanding - January 31, 2003                 1,058,000         $0.27 - $1.00               $ 0.50

Options exerciseable at January 31, 2003                 205,000         $0.52 - $5.25               $ 1.32
                                                         =======         =============               ======

                                              Options Outstanding                  Options Exercisable
                                        Weighted Avg.        Weighted                             Weighted
                                          Remaining           Average                              Average
    Range of            Number          Contractual          Exercise           Number            Exercise
  Exercise Price      Outstanding        Life (yrs)           Price          Exerciseable          Price
  --------------      -----------        ----------           -----          ------------          -----
  $0.91 - $5.25          50,000              2.0              $2.99              45,000             $3.12
  $0.95 - $1.00         130,000              4.0              $0.96             110,000             $0.95
  $0.27 - $.052         878,000              5.0              $0.29              50,000             $0.52
                      ---------                                                 -------
                      1,058,000                                                 205,000


All options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 50,000 issued in 2003 which vested immediately. There are approximately 361,000 shares available for future grants under the 1993 Plan.

The 1994 Non-Employee Director Stock Option Plan (the "Directors Plan") has approximately 234,000 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company's Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the years ended January 31, 2003, 2002 and 2001 for the Directors' Plan are summarized below:

                                                                 Exercise         Weighted Average
                                                   Shares      Price Range         Exercise Price
                                                   ------      -----------         --------------
Options outstanding - January 31, 2000             44,000    $2.25 - $22.00           $ 12.44

  Options cancelled                              (12,000)        $ 9.12                 $9.12
                                                ---------        ------                 -----
Options outstanding - January 31, 2001            32,000     $2.25 - $22.00           $ 12.16

  Options cancelled                              (32,000)    $2.25 - $22.00           $ 12.16
Options issued                                     20,000         $0.96                 $0.96
Warrants issued                                   100,000         $0.50                 $0.50
                                                  -------         -----                 -----
Options outstanding - January 31, 2002            120,000       $0.50-0.96              $0.58
Options issued                                     40,000      $0.27-$0.89              $0.43
                                                   ------      -----------              -----
Options outstanding - January 31, 2003            160,000     $0.27 - $0.96             $0.54
                                                  -------     -------------             -----

Warrants exerciseable - January 31, 2003          100,000         $0.50                 $0.50
                                                  =======         =====                 =====


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


12. TREASURY STOCK

Treasury stock at January 31, 2003 and 2002 consists of 695,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,602,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999. As of September 2001, the Board of Directors rescinded its stock repurchase program.

13. PROFIT SHARING PLAN

Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 31, 2003, 2002 and 2001. The Company funds all amounts when due.

14. COMMITMENTS AND CONTINGENCIES

a. Minimum Operating Lease Commitments - The Company has operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

               Fiscal Year
                Ending
              January 31,

                 2004                             $959,000
                 2005                              778,000
                 2006                              698,000
                 2007                              667,000
                 2008                              494,000
                 2009 and after                    803,000
                                                   -------
                                                $4,399,000

Rent expense was approximately $503,587, $1,215,000 and $1,191,000 for the years ended January 31, 2003, 2002 and 2001, respectively. The decline from previous years is the result of termination of various facility leases.

b. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

c. The Company had a Revolving Credit and Security Agreement (the "Agreement") with PNC Bank which expired in September 2002. The Agreement provided for a commitment of $20 million for Hirsch and all subsidiaries, collateralized by assets, primarily accounts receivable and inventory. The Agreement was used for working capital loans, letters of credit and deferred payment letters of credit and bears interest as scheduled and defined in the Agreement. The terms of the Agreement, as amended, restrict additional borrowings by the Company and require the Company to maintain an interest coverage ratio, as defined therein. There were no outstanding working capital borrowings against the Agreement as of January 31, 2002. The Agreement was also used to support letters of credit of approximately $0.3 million as of that date. The Company was in compliance with all financial covenants at fiscal 2002 year-end . On November 26, 2002 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement as amended, April 28, 2003, provides for a credit facility of $12 million for Hirsch and all subsidiaries and is collateralized by eligible accounts receivable and inventory as defined in the agreement. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at fiscal 2003 year-end. The
     Agreement was also used to support letters of credit and bankers acceptances of approximately $3.8 million as of that date.

d. Dependency Upon Major Supplier - During the fiscal years ended January 31, 2003, 2002, and 2001, the Company made purchases of approximately
     $21,115,000,   $27,789,000,   and  $33,383,00  respectively,   from  Tajima
     Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 74, 85, and 86 percent of the Company's total purchases for the years ended January 31, 2003, 2002, and 2001, respectively.

     The Company has several separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement") which covers 33 states, including the original Hirsch territory and the additional states acquired in the SMX territory, became effective on February 21, 1991 and has a term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice.

     The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years. This agreement was renewed until February 22, 2004.

     In the states of Arizona, California, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington and Wyoming, the Company is the exclusive distributor of Tajima's single, two, four, and six-head machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement").

     The West Coast Agreement has a term of five years. This agreement was renewed. Tajima may terminate the West Coast Agreement or its exclusivity on 30 days' written notice or upon a material change in the current Class B shareholders in which case, the West Coast Agreement can be terminated earlier. The Company has satisfied its obligations to Tajima under the agreement for the fiscal year 2003.


e. Purchase Commitments - The Company entered into a three year minimum purchase commitment with Pulse under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2002 and runs until October 31, 2005.

15. GOODWILL IMPAIRMENT

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