Form 10-Q
period 2003-04-30
HIRSCH INTERNATIONAL CORP
filed 2003-06-16
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct). Yes [ ] No [x]


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


            Condensed Consolidated Balance Sheets - April 30, 2003 and January 31, 2003

            Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2003 and 2002

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2003 and 2002

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

         Item 6.  Exhibits and Reports on Form 8-K


                    Signatures
                    Certifications
                    Exhibit Index



Part I - Financial Information

     Item 1.   Condensed Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        April 30,      January 31,
                                                          2003             2003
                                                       ----------        ----------
                                                       (Unaudited)


ASSETS
CURRENT ASSETS:

Cash and cash equivalents                             $ 3,771,000         $ 7,707,000

Restricted cash                                         3,200,000             900,000

Short term note receivable (Note 6)                          -                500,000

Accounts receivable, net                                7,608,000           4,354,000

Inventories, net (Note 3)                               9,498,000           9,498,000

Prepaid and refundable income taxes                     3,348,000           3,319,000

Other current assets                                      809,000             686,000

Assets of discontinued operations (Note 6)              4,655,000           4,914,000
                                                       ----------          ----------
     Total current assets                              32,889,000          31,878,000
                                                      -----------          ----------

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization             2,737,000           2,868,000

OTHER ASSETS                                            1,238,000           1,256,000
                                                       ----------          ----------
TOTAL ASSETS                                          $36,864,000         $36,002,000
                                                       ==========          ==========


See notes to condensed consolidated financial statements.



                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        April 30,         January 31,
                                                          2003                2003
                                                       ----------          ----------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                           $ 2,490,000          $  969,000

  Accounts payable and accrued expenses (Notes 4 and 5) 5,847,000           6,924,000

  Customers deposits and other                          1,562,000             865,000

 Liabilities of discontinued operations
  (Note 6)                                              6,475,000           6,859,000
                                                       ----------          ----------
     Total current liabilities                         16,374,000          15,617,000

  Capitalized lease obligations, less

         current portion                                1,530,000           1,541,000

  Deferred gain on sale of building                       817,000             847,000
                                                       ----------          ----------
     Total liabilities                                 18,721,000          18,005,000
                                                       ----------          ----------
 MINORITY INTEREST                                      1,972,000           1,932,000
                                                       ----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                          --                --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued : 6,815,000
   shares                                                  68,000             68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares         27,000             27,000

  Additional paid-in capital                           41,397,000         41,397,000

  Retained earnings (deficit)                         (23,719,000)       (23,825,000)
                                                       ----------         ----------
                                                       17,773,000         17,667,000
  Less: Treasury stock, at cost; 695,000 shares         1,602,000          1,602,000
                                                       ----------         ----------
     Total stockholders' equity                        16,171,000         16,065,000
                                                       ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $36,864,000        $36,002,000
                                                       ==========         ==========


See notes to condensed consolidated financial statements.



                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                           THREE MONTHS ENDED
                                                                April 30,
                                                        -----------------------
                                                         2003               2002
                                                       ----------        ----------

NET SALES                                             $12,274,000       $12,421,000

COST OF SALES                                           7,786,000         7,960,000
                                                       ----------        ----------
GROSS PROFIT                                            4,488,000         4,461,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES              4,768,000         4,934,000
RESTRUCTURING COSTS (Note 5)                             (497,000)             -
                                                       ----------        ----------
       Total Operating Expenses                         4,271,000         4,934,000
                                                        ---------         ---------
OPERATING INCOME (LOSS)                                   217,000          (473,000)
                                                       ----------         ---------
OTHER EXPENSE (INCOME)
  Interest expense                                         54,000            60,000
  Other (income) expense                                  (65,000)            8,000
                                                       ----------        ----------
       Total other expense (income)                       (11,000)           68,000
                                                       ----------        ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION,
  MINORITY INTEREST IN NET
  EARNINGS   OF CONSOLIDATED SUBSIDIARY
  AND DISCONTINUED OPERATIONS                             228,000          (541,000)
INCOME TAX  PROVISION                                      83,000           109,000

MINORITY INTEREST IN NET EARNINGS
  OF CONSOLIDATED SUBSIDIARY (Note 1)                      40,000            74,000
                                                       ----------        ----------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS              105,000          (724,000)

LOSS FROM DISCONTINUED OPERATIONS                            -           (3,793,000)
                                                       ----------        ----------
NET INCOME (LOSS)                                        $105,000      ($ 4,517,000)
                                                       ==========        ==========
EARNINGS (LOSS) PER SHARE
  Basic and Diluted
  Earnings (Loss) before discontinued operations            $0.01            ($0.08)
  Loss from discontinued operations                           -               (0.43)
                                                       ----------        ----------
EARNINGS (L0SS) PER SHARE                                  $ 0.01            ($0.51)
                                                       ==========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  IN THE CALCULATION OF EARNINGS
  (LOSS) PER SHARE
   Basic                                                8,788,750         8,788,750
                                                       ==========        ==========
   Diluted                                              9,796,750         8,788,750
                                                       ==========        ==========

See notes to condensed consolidated financial statements.




                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                           Three Months Ended
                                                                April 30,
                                                        -----------------------
                                                         2003               2002
                                                       ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                      $ 105,000     ($ 4,517,000)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in)operating activities:

  Gain on Sale of fixed assets                            (94,000)              -

  Depreciation and amortization                           219,000           247,000

  Recognized Gain on Sale of Building                     (30,000)          (30,000)

  Provision for reserves                                  230,000               -

  Reversal of restructuring accrual                      (497,000)              -

  Minority interest                                        40,000            74,000

 Changes in assets and liabilities:

  Accounts receivable                                  (3,483,000)         (590,000)

  Net investment in sales-type leases                    (125,000)        1,338,000

  Inventories                                               -             4,649,000

  Prepaid taxes                                           (29,000)          433,000

  Other assets                                           (151,000)          102,000

  Trade acceptances payable                             1,521,000        (1,844,000)

  Accounts payable and accrued expenses                   117,000         2,701,000
                                                       ----------        ----------
   Net cash provided by (used in)
   operating activities                                (2,177,000)        2,563,000
                                                       ----------        ----------


  See notes to condensed consolidated financial statements.


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                           Three Months Ended
                                                                April 30,
                                                        -----------------------
                                                         2003               2002
                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                   (188,000)            (17,000)

 Proceeds from sale of fixed assets                      240,000                -

 Proceeds from sale of subsidiary                        500,000                -
                                                       ----------         ----------
     Net cash provided by (used in)
     investing activities                                552,000             (17,000)
                                                       ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                            (11,000)           (32,000)

  Restricted Cash                                      (2,300,000)             -
                                                       ----------         ----------
     Net cash used in financing activities             (2,311,000)           (32,000)
                                                       ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -                  55,000
                                                       ----------         ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       (3,936,000)         2,569,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          7,707,000          3,121,000
                                                       ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 3,771,000        $ 5,690,000
                                                       ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Interest paid                                        $    54,000        $    63,000
                                                       ==========         ==========
 Income taxes paid                                    $         0        $         0
                                                       ==========         ==========


  See notes to condensed consolidated financial statements.




                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended April 30, 2003 and 2002


1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three month periods ended April 30, 2003 and 2002 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. through October 31, 2002 ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2003 and 2002, the financial position at April 30, 2003 and cash flows for the three month periods ended April 30, 2003 and 2002, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

2. Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. The following table details the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                                        Three Months Ended
                                               April 30, 2003           April 30, 2002
                                               --------------           --------------
                                                          (in thousands)

Net income (loss), as reported                          $105                  ($4,517)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method                             15                       21
                                                         ---                    ------
Pro-forma net income (loss)                              $90                  ($4,538)

Earnings (loss) per share:
        Basic - as reported                             $.01                    ($.51)

        Basic - pro forma                               $.01                    ($.52)

        Diluted - as reported                           $.01                    ($.51)

        Diluted - pro forma                             $.01                    ($.52)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2003: dividend yield of 0%, volatility of 79%, risk-free interest rate of 4.48% for employees and 4.07% for non-employees; and an expected life of 5 years.


3. Inventories

                                          April 30, 2003           January 31, 2003
                                          --------------           ----------------
New Machines                                  $8,142,000                 $8,061,000
Used Machines                                    687,000                    796,000
Parts                                          2,615,000                  2,587,000
                                              ----------                 ----------
                                              11,444,000                 11,444,000
Less:  Reserve for slow moving inventory       1,946,000                  1,946,000
                                              ----------                 ----------

Inventories, net                             $ 9,498,000                 $9,498,000
                                              ==========                 ==========

4. Warranty Reserve

     The warranty reserve included in Accounts Payable and Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the three months ended April 30, 2003.

5. Plan of Restructuring

     In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers, to reduce its cost structure and improve efficiency. The restructuring initiatives involve the consolidation of the parts and supplies operations with existing Hirsch operations, the provision for the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel represents 25% of its workforce and 56 people. In May 2003, the Company was able to buyout its lease obligations for $545,000 for the Solon, OH facility that had previously been provided for in its restructuring accrual. The Company reversed, as a reduction of operating expenses, $497,000 of restructuring costs during the three months ended April 30, 2003.

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the three months ended April 30, 2003. (in thousands)

                                       Balance at                                 Reversal        Balance at
                                       January 31,                                of Prior         April 30,
                                          2003                Payments            Accruals            2003
                                    ------------------     ----------------      ------------    --------------
Severance costs...................       $ 100                 $(21)                                   $79
Facility closing costs............       1,267                 (631)                (497)              139
Other  professional and consulting
costs.............................           1                                                           1
                                    ------------------     ----------------      ------------    --------------
                                        $1,368                $(652)               $(497)             $219
                                    ==================     ================      ============    ==============

6. Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to sell the assets by January 2004.

Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                                                                                For the three months ended
                                                                                         April 30,
                                                                                 2003              2002
                                                                                 ----              ----
                Revenue..................................                       $ 295           $ 516
                Gross Profit.............................                         186             138
                (Loss) from Discontinued Operations .....                           -          (4,000)


     The operating loss during the three months ended April 30, 2002 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio.

     Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

     Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 including interest accruing on the principal balance at the rate of US Prime +1% per annum, this note was paid in full in March 2003, and (c) the assumption of $4.0 million of Hirsch obligations. The sale price was at Pulse's book value so there was no gain or loss recorded on the sale. All periods presented have been restated to reflect the discontinued operations of Pulse.

Summary operating results of the discontinued operations of Pulse Microsystems, Ltd are as follows:


                                           For the three months ended April 30,
                                             2003                        2002
                                             ----                        ----
Revenue..............................         -                        $1,340
Gross profit.........................         -                           977
Income from discontinued Operations..         -                          $207


Assets and Liabilities of discontinued operations (in thousands) are as follows:

                                                April 30           January 31
                                                --------           ----------
                                                  2003                2003
                                                  ----                ----
        Assets:
                 Accounts Receivable               $12                 $16
                 MLPR and residuals              4,530               4,673
                 Property, Plant & Equipment        19                  33
                 Inventory                          16                 113
                 Prepaid Taxes                      78                  79
                                                   ---                 ---


               Total Assets                     $4,655              $4,914
                                                ======              ======

     Liabilities:
                 Accounts Payable & Accruals    $6,384              $6,758
                 Long Term Debt                      4                  14
                 Income Taxes Payable               87                  87
                                                ------              ------

                Total Liabilities               $6,475              $6,859
                                                ======              ======

7. Contingencies

     On August 14, 2002 the Company was notified by NASDAQ that since it satisfied initial listing requirements for the The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A) it was provided an additional 180 calendar days to regain compliance for Rule 4450 (A)(5) which requires that the Company maintain a $1.00 minimum bid price for 10 consecutive days.

     The Company received a Nasdaq Staff Determination letter (the "Staff Determination") on May 13, 2003 indicating that the Company had failed to comply with the minimum bid price requirement of $1.00 per share under Nasdaq Marketplace Rule 4450, and that the shares of its Class A common Stock securities were subject to delisting from the Nasdaq SmallCap Market, effective at the opening of business on May 22, 2003.

     The Company has been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to be held on June 26, 2003 to review the Staff Determination, which stayed the delisting of the Company's Class A Common Stock, pending a decision by the Panel. At the hearing, the Company intends to present a plan to Nasdaq for achieving the requirements for continued listing, but there can be no assurance the Panel will grant the Company's request for the continued listing of its Class A Common Stock.

     As of April 30, 2003, the Company had $3.2 million in restricted cash which is used to collateralize letters of credit opened against the credit line at Congress Financial.


8. Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have an impact on the consolidated financial statements as the Company does not engage in derivative or hedging activity.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

9. Earnings per Share

     A reconciliation of shares used in calculating basic and diluted earnings per common share for the period ended April 30, 2003 follows:

      Basic                                    8,788,750
      Effect of assumed conversion
      Of employee stock options                1,008,000
                                              ----------
      Diluted                                  9,796,750

     Options to purchase approximately 208,000 shares of common stock at prices ranging from $0.89 to $3.50 that were outstanding during the three months ended April 30, 2003 were excluded from the computation of diluted earnings per share because the options' exercise prices exceeded the fair market value of the Company's common stock.


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

Three months ended April 30, 2003 as compared to the three months ended April 30, 2002.

     Net sales. Net sales for the three months ended April 30, 2003 were $12.3 million, a decrease of $.1 million, or 1.2%, compared to $12.4 million for the three months ended April 30, 2002.

     Cost of sales. For the three months ended April 30, 2003, cost of sales decreased $.2 million, or 2.2%, to $7.8 million from $8.0 million for the three months ended April 30, 2002. The decrease was partially the result of an improvement in the purchase price of software. The Company's gross margin improved to 36.6% for the three months ended April 30, 2003 as compared to 35.9% for the three months ended April 30, 2002. Gross Margin increased as a result of a decrease in the purchase price of Pulse software, an increase in the sale of machines at full gross profit and a decrease of sales of older machines in inventory at higher cost.

     Operating Expenses. For the three months ended April 30, 2003, S G & A expenses were $4.8 million as compared to $4.9 million for the three months ended April 30, 2002. This represents a decrease of $.1 million, or 2.0%. Operating expenses were further decreased by $497,000 as a result of the reversal of a restructuring accrual in settling the Solon, OH lease.

     Other Income and Expense. Interest (income) expense for the three months ended April 30, 2003 decreased from $60,000 for the three months ended April 30, 2002 to $54,000 for the three months ended April 30, 2003. The change in other (income) expense is due to the unfavorable foreign currency transactions on purchases from Japan for the three months ended April 30, 2003 offset by the gains on sales of fixed assets.

     Income tax provision. The income tax provision represents taxes due on income earned by the Company for the three months ended April 30, 2003 compared to last year's taxes on the income earned by the TUI subsidiary.

     Income (Loss) before Discontinued Operations. Due to the restructuring of the Company operations, the cost reductions put into place as well as the reversal of the restructuring accrual after settling the Solon, OH lease, the income (loss) before discontinued operations increased from $.7 million loss to income of .1 million.

     Income (Loss) from Discontinued Operations. Last year Management estimated that there would be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million. At this time Management feels that the reserve levels are sufficient to account for all potential losses from Discontinued Operations.

     Net Income (Loss). The net income (loss) for the three months ended April 30, 2003 was $105,000 an improvement of $4,622,000 over the three months ended April 30, 2002. The (loss) on discontinued operations decreased from a loss of $3,793,000 for the three months ended April 30, 2002 to no loss for the three months ended April 30, 2003. In addition, the income (loss) before Discontinued Operations improved from a loss of $724,000 to income of $105,000, an improvement of $829,000 which includes the reversal of a prior restructuring accrual of $497,000 resulting from the settlement of the Solon, OH lease.


Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $16.5 million at April 30, 2003, increasing $0.2 million, or 1.2%, from $16.3 million at January 31, 2003.

     During the three months ended April 30, 2003, the Company's cash and cash equivalents decreased by $3.9 million to $3.8 million. Net cash of $2.0 million was used by the Company's operating activities and $2.3 million was used in financing activities as additional collateral for the Company's credit line, offset by $.5 million received as part of the Pulse Microsystems sale less capital expenditures of $0.1 million.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of April 30, 2003 the Company did not own any foreign currency futures contracts.

Future Commitments

         The following table shows the Company's contractual obligations related to long-term obligations.

Payments due by period (in thousands)

                                                                                                 More
                                                  Less than        1 - 3                        than 5
Contractual Obligations              Total         1 year          years         4-5 years       years
-----------------------------    ------------    -----------    -----------     ----------     ----------

Capital lease obligations            $ 1,642          $ 101          $ 446          $ 451          $ 644

Operating Lease obligations            3,279            834          1,514            476            455

Purchase Commitments                   3,300          1,200          2,100              0              0

Employment Agreements                  1,120            820            300              0              0
                                 ------------    -----------    -----------     ----------     ----------

Total                                $ 9,341        $ 2,955        $ 4,360           $927         $1,099
                                 ============    ===========    ===========     ==========     ==========

Revolving Credit Facility and Borrowings

     On November 26, 2002 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at April 30, 2003.


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


     Item 4. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14
(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure control and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.



PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     The Company received a Nasdaq Staff Determination letter (the "Staff Determination") on May 13, 2003 indicating that the Company had failed to comply with the minimum bid price requirement of $1.00 per share under Nasdaq Marketplace Rule 4450, and that the shares of its Class A Common Stock were subject to delisting from the Nasdaq SmallCap Market, effective at the opening of business on May 22, 2003.

     The Company has been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to be held on June 26, 2003 to review the Staff Determination, which stayed the delisting of the Company's Class A Common Stock, pending a decision by the Panel. At the hearing, the Company intends to present a plan to Nasdaq for achieving the requirements for continued listing, but there can be no assurance the Panel will grant the Company's request for the continued listing of its Class A Common Stock.

     None

     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

       *3.1 Restated Certificate of Incorporation of the Registrant

      **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

    ***4.2 Specimen of Class B Common Stock Certificate

      99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8K


     The Registrant filed a Form 8K with the Commission on May 9, 2003 regarding the establishment of a stock repurchase program.



-------------------------------------------------------------------------------
                                   SIGNATURES

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

                                            HIRSCH INTERNATIONAL CORP.
                                   Registrant

                              By: /s/ Henry Arnberg
                                  ------------------------------
                                  Henry Arnberg, Chairman and
                                   Chief Executive Officer


                              By: /s/ Beverly Eichel
                                  ------------------------------
                                  Beverly Eichel,
                                   Chief Financial Officer

Dated: June 16, 2003





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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.


Date: June 13, 2003                      /s/ Henry Arnberg
                                         -----------------
                                         Henry Arnberg, Chairman and
                                          Chief Executive Officer



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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significantly deficiencies and material weaknesses.


Date: June 13, 2003                       /s/ Beverly Eichel
                                          ------------------
                                          Beverly Eichel, Vice President -
                                            Finance, Chief Financial
                                            Officer and Secretary