Form 10-Q
period 2003-07-31
HIRSCH INTERNATIONAL CORP
filed 2003-09-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2003


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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [No]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 2003.


             Class of                                        Number of
             Common Equity                                    Shares
             ------------                                     ------
             Class A Common Stock,                           5,820,611
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01



                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information


         Item 1.  Condensed Consolidated Financial Statements

                  Condensed  Consolidated  Balance  Sheets  - July  31,  2003  and
                  January 31, 2003

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended July 31, 2003 and 2002

                  Condensed  Consolidated  Statements  of Cash  Flows  for the Six
                  Months Ended July 31, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements

         Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 4.  Controls and Procedures



Part II.  Other Information

         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                    Signatures
                    Exhibit Index



Part I - Financial Information

     Item 1.   Condensed Consolidated Financial Statements


                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        July 31,         January 31,
                                                          2003             2003
                                                       ----------        ----------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                             $ 3,165,000         $ 7,707,000

Restricted cash                                         3,188,000             900,000

Short term note receivable (Note 6)                          -                500,000

Accounts receivable, net                                7,379,000           4,354,000

Inventories, net (Note 3)                               8,225,000           9,498,000

Prepaid and refundable income taxes                     3,251,000           3,319,000

Other current assets                                    1,126,000             686,000

Assets of discontinued operations (Note 6)              2,690,000           4,914,000
                                                       ----------          ----------
     Total current assets                              29,024,000          31,878,000
                                                      -----------          ----------

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization             2,620,000           2,868,000

OTHER ASSETS                                            1,175,000           1,256,000
                                                       ----------          ----------
TOTAL ASSETS                                          $32,819,000         $36,002,000
                                                       ==========          ==========


See notes to condensed consolidated financial statements.



                  HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        July 31,        January 31,
                                                          2003             2003
                                                       ----------        ----------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade acceptances payable                           $ 1,238,000          $  969,000

  Accounts payable and accrued expenses (Notes 4 and 5) 5,371,000           6,924,000

  Customers deposits and other                          1,400,000             865,000

 Liabilities of discontinued operations
  (Note 6)                                              3,476,000           6,859,000
                                                       ----------          ----------
     Total current liabilities                         11,485,000          15,617,000

  Capitalized lease obligations, less
         current portion                                1,499,000           1,541,000

  Deferred gain on sale of building                       787,000             847,000
                                                       ----------          ----------
     Total liabilities                                 13,771,000          18,005,000
                                                       ----------          ----------
 MINORITY INTEREST                                      2,045,000           1,932,000
                                                       ----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; authorized:
     1,000,000 shares; issued: none                          --                --

  Class A common stock, $.01 par value; authorized:
   20,000,000 shares, issued : 6,815,000
   shares                                                  68,000             68,000

  Class B common stock, $.01 par value; authorized:
   3,000,000 shares, outstanding: 2,668,000 shares         27,000             27,000

  Additional paid-in capital                           41,397,000         41,397,000

  Retained earnings (deficit)                         (22,656,000)       (23,825,000)
                                                       ----------         ----------
                                                       18,836,000         17,667,000
  Less: Treasury Class A Common stock
              at cost, 995,000 shares                   1,833,000          1,602,000
                                                       ----------         ----------
     Total stockholders' equity                        17,003,000         16,065,000
                                                       ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $32,819,000        $36,002,000
                                                       ==========         ==========


See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three Months Ended                         Six Months Ended
                                                                     July 31,                                  July 31,
                                                        ------------------------------------     ----------------------------------
                                                              2003                2002                  2003              2002
                                                         -------------      -------------          ------------      -------------


    NET SALES                                               $12,266,000       $12,718,000          $ 24,540,000       $ 25,139,000

    COST OF SALES                                             7,849,000         8,201,000            15,635,000         16,161,000
                                                           ------------      ------------         -------------      -------------
    GROSS PROFIT                                              4,417,000         4,517,000             8,905,000          8,978,000

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES                5,064,000         4,606,000             9,832,000          9,540,000

    RESTRUCTURING COSTS (Note 5)                              (200,000)                 0             (697,000)                  0
                                                           ------------      ------------         -------------      -------------
         TOTAL OPERATING EXPENSES                             4,864,000         4,606,000             9,135,000          9,540,000

                                                           ------------      ------------         -------------      -------------
    OPERATING LOSS                                            (447,000)          (89,000)             (230,000)          (562,000)

    OTHER EXPENSE (INCOME)
        INTEREST EXPENSE (INCOME)                             (171,000)            68,000             (117,000)         129,000
        OTHER EXPENSE (INCOME)                                (109,000)            60,000             (174,000)          67,000
                                                           ------------      ------------         -------------      -------------
        TOTAL OTHER EXPENSE (INCOME)                          (280,000)           128,000             (291,000)         196,000
                                                           ------------      ------------         -------------      -------------
    (INCOME)LOSS BEFORE INCOME TAX PROVISION,
        MINORITY INTEREST IN NET EARNINGS
        OF CONSOLIDATED SUBSIDIARY
        AND DISCONTINUED OPERATIONS                           (167,000)         (217,000)                61,000          (758,000)

    INCOME TAX  PROVISION                                       109,000           135,000               192,000            244,000

    MINORITY INTEREST IN NET EARNINGS
        OF CONSOLIDATED SUBSIDIARY (Note 1)                      74,000            91,000               113,000         165,000
                                                           ------------      ------------         -------------      -------------
    LOSS BEFORE DISCONTINUED OPERATIONS                       (350,000)         (443,000)             (244,000)        (1,167,000)

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NOTE 6)       1,500,000             9,000             1,500,000        (3,785,000)
                                                           ------------      ------------         -------------      -------------
    NET INCOME(LOSS)                                        $ 1,150,000       ($ 434,000)           $ 1,256,000      ($ 4,952,000)
                                                           ============      ============         =============      =============
    INCOME (LOSS) PER SHARE BASIC AND DILUTED
        LOSS BEFORE DISCONTINUED OPERATIONS                    ($ 0.04)          ($ 0.05)              ($ 0.03)           ($ 0.13)
        INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 0.17            (0.00)                  0.17             (0.43)
                                                           ------------      ------------         -------------      -------------
    NET INCOME (LOSS) PER SHARE                                  $ 0.13          ($ 0.05)                $ 0.14           ($ 0.56)
                                                           ============      ============         =============      =============
    WEIGHTED AVERAGE NUMBER OF SHARES
        IN THE CALCULATION OF LOSS PER SHARE
        BASIC AND DILUTED                                     8,687,626         8,788,750             8,738,188          8,788,750
                                                           ============     =============         =============      =============


     See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Six Months Ended
                                                                                          July 31,
                                                                        ----------------------------------------------
                                                                                2003                     2002
                                                                          ----------------         ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                                                         $ 1,256,000            ($ 4,952,000)

       Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:

       Gain on sale of fixed assets                                                 (50,000)                        0

       Depreciation and amortization                                                 444,000                  521,000

       Recognized Gain on Sale of Building                                          (60,000)                 (60,000)

       Provision for reserves                                                        230,000                (147,000)

       Reversal of Restructuring Accrual                                           (697,000)                        0

       Reversal of Reserve on Discontinued Operations                            (1,500,000)                        0

       Minority interest                                                             113,000                  165,000

     Changes in assets and liabilities:

       Accounts receivable                                                       (2,714,000)                (267,000)

       Net investment in sales-type leases                                           342,000              (1,321,000)

       Inventories                                                                 1,441,000                6,839,000

       Prepaid taxes                                                                       0                3,981,000

       Other assets                                                                (305,000)                (338,000)

       Trade acceptances payable                                                     269,000                (664,000)

       Accounts payable and accrued expenses                                       (951,000)                1,861,000
                                                                            ----------------         ----------------
           Net cash provided by (used in)
           operating activities                                                  (2,182,000)                5,618,000
                                                                            ----------------         ----------------

      See notes to condensed consolidated financial statements.




                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       Six Months Ended
                                                                                           July 31,
                                                                         ----------------------------------------------
                                                                                 2003                     2002
                                                                           ----------------         ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                       ($ 328,000)              ($ 218,000)

       Site Development Costs for Hometown Threads                                   (71,000)                        0


       Proceeds from sale of fixed assets                                             100,000                        0

       Proceeds from sale of subsidiary                                               500,000                        0
                                                                             ----------------         ----------------
           Net cash provided by (used in)
           investing activities                                                       201,000                (218,000)
                                                                             ----------------         ----------------
     CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayments of long term debt                                                  (42,000)                 (60,000)

       Restricted Cash                                                            (2,288,000)                        0

       Purchase of treasury shares                                                  (231,000)                        0
                                                                             ----------------         ----------------
       Net cash used in financing activities                                      (2,561,000)                 (60,000)
                                                                             ----------------         ----------------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                0                  232,000
                                                                             ----------------         ----------------
     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                             (4,542,000)                5,572,000

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 7,707,000                3,121,000
                                                                             ----------------         ----------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 3,165,000              $ 8,693,000
                                                                             ================         ================
     SUPPLEMENTAL DISCLOSURE OF CASH
       FLOW INFORMATION:

       Interest paid                                                                $ 108,000                $ 129,000
                                                                             ================         ================
       Income taxes paid                                                             $320,000                  $ 8,000
                                                                             ================         ================


      See notes to condensed consolidated financial statements. .




                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                Three and Six Months Ended July 31, 2003 and 2002

1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three and six month periods ended July 31, 2003 and 2002 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. through October 31, 2002 ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended July 31, 2003 and 2002, the financial position at July 31, 2003 and cash flows for the six month periods ended July 31, 2003 and 2002, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission.

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

                                                          For the three months            For the six months
                                                             ended July 31,                 ended July 31,
                                                         2003          2002              2003           2002
                                                         ----          ----              ----           ----
                                                                (in thousands, except for per share amounts)

    Net Income (Loss), as reported                       $1,150          ($434)        $1,256         ($4,952)

    Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method                                  16              21            32              42

    Pro-forma net income (loss)                          $1,134          ($455)        $1,224         ($4,994)

    Earnings (loss) per share:

    Basic and diluted - as reported                        $.13          ($.05)          $.15          ($.56)

    Basic and diluted - pro-forma                          $.13          ($.06)          $.14          ($.57)


The  following  weighted  average  assumptions  were  used in the  Black-Scholes option-pricing model for grants in Fiscal 2004: dividend yield of 4.00%, volatility of 72%, risk-free interest rate of 2.37% for grants on 06/02/2003,2.14% for grants on 06/16/2003 and 2.63% for grants on 07/09/2003;
and an expected life of 5 years and for Fiscal 2003: dividend yield of 0%, volatility of 79%, risk-free interest rate of 4.48% for employees and 4.07% for non-employees; and an expected life of 5 years.


3.       Inventories
                                           July 31, 2003           January 31, 2003
                                          --------------           ----------------
New Machines                                  $6,895,000                 $8,061,000
Used Machines                                    339,000                    796,000
Parts                                          2,910,000                  2,587,000
                                              ----------                 ----------
                                              10,144,000                 11,444,000
Less:  Reserve for slow moving inventory       1,919,000                  1,946,000
                                              ----------                 ----------
Inventories, net                             $ 8,225,000                 $9,498,000
                                              ==========                 ==========

4.       Warranty Reserve


     The warranty reserve included in Accounts Payable and Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the three months ended July 31, 2003.


5. Plan of Restructuring

     In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers, to reduce its cost structure and improve efficiency. The restructuring initiatives involve the consolidation of the parts and supplies operations with existing Hirsch operations, the provision for the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel represents 25% of its workforce and 56 people. In May 2003, the Company was able to buyout its lease obligations for $545,000 for the Solon, OH facility that had previously been provided for in its restructuring accrual. The Company reversed, as a reduction of operating expenses, $497,000 of restructuring costs during the three months ended April 30, 2003. During the second quarter of Fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $200,000 of restructuring costs that had been created for facilities and severance costs, leaving $19,000 remaining in facilities costs.

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the six months ended July 31, 2003. (in thousands)

                                       Balance at                                 Reversal        Balance at
                                       January 31,                                of Prior         July 31,
                                          2003                Payments            Accruals            2003
                                    ------------------     ----------------      ------------    --------------
Severance costs                          $ 100                 $(21)                 (79)             $ 0
Facility closing costs                   1,267                 (631)                (617)              19
Other  professional and consulting
costs                                        1                                        (1)
                                    ------------------     ----------------      ------------    --------------
                                        $1,368                 $(652)              $(697)             $19
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

Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:


                                                               For the three months           For the Six months
                                                                  ended July 31,                ended July 31
                                                               2003            2002         2003              2002
                                                               ----            ----         ----              ----
    Revenue . . . . . . . . . . . . . . . . . .                  205           1270          500                901
    Gross profit . . . . . . . . . . . .. . . .                  109            435          215                253
    Income(Loss) from discontinued Operations.                 1,500              0        1,500             (4,000)

     The operating loss during the six months ended July 31, 2002 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio. During the three months ended July 31, 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL (Ultimate Net Loss) lease portfolio from CIT to Beacon Funding Corporation. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for $375,000. The Company has reversed, as part of discontinued operations, $1.5 million of reserves associated with the UNL lease portfolio. The Company plans to sell the remaining assets by January 2004.

Assets and Liabilities of discontinued operations (in thousands) are as follows:


                                              July 31             January 31
                                              -------             ----------
                                                2003                 2003
                                                ----                 ----
 Assets:
   Accounts Receivable                              $0                $16
   MLPR and residuals                            2,583              4,673
   Property, Plant & Equipment                      17                 33
   Inventory                                         0                113
   Prepaid Taxes                                    90                 79
                                                    --                 --


 Total Assets                                   $2,690             $4,914
                                                ======             ======

 Liabilities:
   Accounts Payable & Accruals                  $3,389             $6,758
   Long Term Debt                                    0                 14
   Income Taxes Payable                             87                 87
                                                    --                 --


 Total Liabilities                              $3,476             $6,859


     Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

     Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 including interest accruing on the principal balance at the rate of US Prime +1% per annum, which was paid in full in March 2003, and (c) the assumption of $4.0 million of Hirsch obligations. The sale price was at Pulse's book value so there was no gain or loss recorded on the sale. All periods presented have been restated to reflect the discontinued operations of Pulse.


Summary operating results of the discontinued operations of Pulse Microsystems, Ltd are as follows:

                                                               For the three months          For the six months
                                                                  ended July 31,               ended July 31,
                                                               2003            2002        2003              2002
                                                               ----            ----        ----              ----
    Revenue . . . . . . . . . . . . . . . . . .                  -             1,053         -               2,393
    Gross profit . . . . . . . . . . . .. . . .                  -               665         -               1,642
    (Loss)Income from discontinued Operations .                  -                 9         -                 245

7. Contingencies

     As of July 31, 2003, the Company had $3.2 million in restricted cash which is used to collateralize letters of credit in the amount of $2.6 million opened against the credit line at Congress Financial.


8. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have an impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the financial statements and disclosures.


9. Dividends

     On July 17, 2003, the Board of Directors declared a quarterly cash dividend of $.01 per share. The record date for the holders of common stock entitled to receive payment of such dividend was July 28, 2003. The payment date was August 10, 2003.


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


Results of Operations for the three and six months ended July 31, 2003 as compared to the three and six months ended July 31, 2002.

     Net sales. Net sales for the three months ended July 31, 2003 were $12.3 million, a decrease of $0.5 million, or 4%, compared to $12.7 million for the three months ended July 31, 2002, and $24.5 million for the six months ended July 31, 2003, a decrease of $0.6 million or 2.4%, compared to $25.1 million for the six months ended July 31, 2002. The Company believes that the reduction in the sales level for the six months and three months ended July 31, 2003 is attributable to a decrease in overall demand for new embroidery machines.

     Cost of sales. For the three months ended July 31, 2003, cost of sales decreased $0.4 million, or 4.3%, to $7.8 million from $8.2 million for the three months ended July 31, 2002, and for the six months ended July 31, 2003 decreased $0.5 million, or 3.1%, to $15.6 million from $16.1 million for the six months ended July 31, 2002. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin improved to 36.3% for the six months ended July 31, 2003 as compared to 35.7% the six months ended July 31, 2002 and from 35.5% for the three months ended July 31, 2002 to 36.0% for the three months ended July 31, 2003. The slight improvement in gross margin is mainly attributable to increased margins on software sales pursuant to the terms of the purchase agreement with Pulse.

     Operating Expenses. For the three months ended July 31, 2003, operating expenses increased by $0.3 million to $4.9 million from $4.6 million for the three months ended July 31, 2002 and for the six months ended July 31, 2003, declined by $0.4 million, to $9.1 million from $9.5 million for the six months ended July 31, 2002. The reduction of expenses for the six months ended July 31, 2003 is primarily attributable to the restructuring plan that the Company implemented in the fourth quarter of the last fiscal year to reduce its overall operating expenses as well as the reversal of $0.7 million in restructuring costs associated with the completion of the plan. For the three months ended July 31, 2003, operating expenses increased primarily due to costs the Company incurred to maintain its listing on the Nasdaq SmallCap Market and costs associated with the hiring of several new key employees. These costs were offset by the reversal of restructuring costs of $0.2 million associated with the completion of the restructuring plan.

     Interest Expense (Income). For the three months ended July 31, 2003, interest income was $171,000 as compared to interest expense of $68,000 for the three months ended July 31, 2002. For the six months ended July 31, 2003 interest income was $117,000 as compared to interest expense of $129,000 for the six months ended July 31, 2002. Interest expense is primarily associated with the sale/leaseback transaction of the Corporate headquarters. Interest income of $225,000 associated with the income tax refund was recognized during the three months ended July 31, 2003.

     Other Income (Expense). For the three months ended July 31, 2003, other income increased $169,000, to $109,000 from ($60,000) in other expense for the three months ended July 31, 2002. For the six months ended July 31, 2003 other income was $174,000 as compared to other expense of $67,000 for the six months ended July 31, 2002. The change in other expense is due to the unfavorable currency translations for the yen compared to favorable currency translations for the three months ended July 31, 2002.

     Income tax provision The income tax provision represents taxes due on income earned by the TUI subsidiary.

     Loss before Discontinued Operations. The loss before Discontinued Operations for the three months ended July 31, 2003 was $0.4 million, the same as the loss for the three months ended July 31, 2002 and for the six months ended July 31, 2003 was $0.2 million, an improvement of $1.0 million, or 83.0%, from $1.2 million for the six months ended July 31, 2002.

     Income(Loss) from Discontinued Operations. During the second quarter of Fiscal 2004, the Company entered into a transaction whereby it assigned its interest in the UNL lease portfolio from CIT to Beacon Funding Corporation. In connection with this transaction, the Company reversed $1.5 million in discontinued operating reserves that were associated with the UNL lease portfolio. In the quarter ended April 30, 2002 management estimated that there would be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million.

     Net Income(Loss). The net income for the three months ended July 31, 2003 was $1.1 million, an increase of $1.6 million, from a net loss of $0.4 million for the three months ended July 31, 2002. Net income for the six months ended July 31, 2003 was $1.0 million, an increase of $6.2 million, from the net loss of $5.0 million for the six months ended July 31, 2002. The increase in income from discontinued operations was attributable to the $1.5 million reversal of the discontinued operating reserves associated with assignment of the CIT UNL lease portfolio.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $17.5 million at July 31, 2003, increasing $1.2 million, or 7.4%, from $16.3 million at January 31, 2003.

     During the six months ended July 31, 2003, the Company's cash and cash equivalents decreased by $4.5 million to $3.2 million. Net cash of $2.2 million was used by the Company's operating activities and $2.5 million was used in financing activities as additional collateral for the Company's credit line, offset by $0.5 million received as part of the Pulse Microsystems sale less capital expenditures of $0.3 million.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of July 31, 2003 the Company did not own any foreign currency futures contracts.

Future Commitments


     The following table shows the Company's contractual obligations related to long-term obligations.

Payments due by period (in thousands)

                                                      Less                                         More
                                                      than 1         1 - 3          4 - 5          than 5
Contractual Obligations               Total           year           years          years          years
---------------------------------------------------------------------------------------------------------

Capital lease obligations            $ 1,642          $ 101          $ 446          $ 451          $ 644

Operating Lease obligations            3,279            834          1,514            476            455

Purchase Commitments                   3,300          1,200          2,100              0              0

Employment Agreements                  1,120            820            300              0              0
                                 ------------    -----------    -----------     ----------     ----------
Total                                $ 9,341        $ 2,955        $ 4,360           $927         $1,099
                                 ============    ===========    ===========     ==========     ==========

Revolving Credit Facility and Borrowings

     On November 26, 2002 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. Outstanding letters of credit at July 31, 2003 were $2.6 million. The Company was in compliance with its covenants at July 31, 2003.

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



PART II-OTHER INFORMATION

     Item 1. Legal Proceedings

     The Company is, from time to time, involved in litigation, either asserted or unasserted, which is incidental to the conduct of its business. While the outcome of these matters cannot be predicted with certainty, management does not believe that the outcome of these matters will have a material adverse effect on its results of operations or cash flow.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 2003 Annual Meeting of Stockholders was held July 9, 2003. At the meeting, the Company's stockholders voted upon (1) the election of directors; (2) the approval of the Company's 2003 Stock Option Plan; and (3) the approval of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ended January 31, 2004. The following is a tabulation of the votes:

         (1)      Election of Directors

                                                                   For                       Against
                                                                   ---                       -------
                  Marvin Broitman (Class A)                        4,967,481                 280,362
                  Ronald Krasnitz (Class A)                        4,824,361                 423,482
                  Mary Ann Domuracki (Class A)                     4,967,199                 280,644
                  Henry Arnberg (Class B)                          2,268,139                 0
                  Paul Levine (Class B)                            2,268,139                 0
                  Paul Gallagher (Class B)                         2,268,139                 0
                  Herbert M. Gardner (Class B)                     2,268,139                 0

         (2)      Approval of 2003 Stock Option Plan

                  For                           Against                   Abstain
                  ---                           -------                   -------
                  3,244,357                     461,736                   17,720

         (3) Approval of BDO Seidman, LLP as the Company's Independent Auditors

                  For                           Against                   Abstain
                  ---                           -------                   -------
                  7,465,430                     32,832                    17,720


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

     The Company had been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") which was held on June 26, 2003 to review the Staff Determination, which stayed the delisting of the Company's Class A Common Stock, pending a decision by the Panel. On August 12, 2003, the Company was notified by the Panel that it had complied with the $1.00 minimum bid price requirement for at least ten consecutive trading days and satisfied all other requirements for continued listing of its Class A Common Stock on the NASDAQ SmallCap Market.

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

       *3.1 Restated Certificate of Incorporation of the Registrant

      **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

       10.1 Amendment No. 2 to Loan and Security Agreement dated as of July 17, 2003

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of
Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002

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

Dated: September 15, 2003