Form 10-Q
period 2003-10-31
HIRSCH INTERNATIONAL CORP
filed 2003-12-15
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       For the transition period from _______________ to ________________.

                          Commission File No.: 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                        11-2230715
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


                200 Wireless Boulevard, Hauppauge, New York 11788
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (631) 436-7100


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 07, 2003.


              Class of                  Number of
            Common Equity                Shares

         Class A Common Stock,          5,661,178
             par value $.01

         Class B Common Stock,          2,668,139
             par value $.01




                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





         Part I.  Financial Information

              Item 1.      Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2003 and January 31, 2003

                  Condensed  Consolidated  Statements  of  Operations  for the Three and Nine Months Ended October 31,
                  2003 and 2002

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2003 and 2002

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

              Item 6.      Exhibits and Reports on Form 8-K


                           Signatures
                           Exhibit Index




         Part I - Financial Information

              Item 1.   Condensed Consolidated Financial Statements





                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 October 31,      January 31,
                                                                   2003              2003
                                                                ----------        ----------
                                                                (Unaudited)
         ASSETS
         CURRENT ASSETS:

         Cash and cash equivalents                             $ 3,668,000         $ 7,707,000

         Restricted cash                                         3,988,000             900,000

         Short term note receivable (Note 6)                          -                500,000

         Accounts receivable, net                                6,743,000           4,354,000

         Inventories, net (Note 3)                               7,310,000           9,498,000

         Prepaid and refundable income taxes                     3,139,000           3,319,000

         Other current assets                                      692,000             686,000

         Assets of discontinued operations (Note 6)              1,133,000           4,914,000
                                                                ----------          ----------
              Total current assets                              26,673,000          31,878,000
                                                               -----------          ----------

         PROPERTY, PLANT AND EQUIPMENT, net of
           accumulated depreciation and amortization             2,566,000           2,868,000

         OTHER ASSETS                                            1,076,000           1,256,000
                                                                ----------          ----------
         TOTAL ASSETS                                          $30,318,000         $36,002,000
                                                                ==========          ==========


         See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 October 31,      January 31,
                                                                   2003              2003
                                                                ----------        ----------
                                                                (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:

           Trade acceptances payable                           $ 2,334,000          $  969,000

           Accounts payable and accrued expenses (Notes 4 and 5) 4,565,000           6,924,000

           Customers deposits and other                            703,000             865,000

           Liabilities of discontinued operations
           (Note 6)                                              1,699,000           6,859,000
                                                                ----------          ----------
              Total current liabilities                          9,301,000          15,617,000

           Capitalized lease obligations, less
                  current portion                                1,450,000           1,541,000

           Deferred gain on sale of building                       758,000             847,000
                                                                ----------          ----------
              Total liabilities                                 11,509,000          18,005,000
                                                                ----------          ----------
          MINORITY INTEREST                                      2,144,000           1,932,000
                                                                ----------          ----------
         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY

           Preferred stock, $.01 par value; authorized:
              1,000,000 shares; issued: none                          --                --

           Class A common stock, $.01 par value; authorized:
            20,000,000 shares, issued : 6,826,000
            shares                                                  68,000             68,000

           Class B common stock, $.01 par value; authorized:
            3,000,000 shares, outstanding: 2,668,000 shares         27,000             27,000

           Additional paid-in capital                           41,407,000         41,397,000

           Retained earnings (deficit)                         (22,821,000)       (23,825,000)
                                                                ----------         ----------
                                                                18,681,000         17,667,000
           Less: Treasury Class A Common stock
                       at cost, 1,165,000 shares                 2,016,000          1,602,000
                                                                ----------         ----------
              Total stockholders' equity                        16,665,000         16,065,000
                                                                ----------         ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $30,318,000        $36,002,000
                                                                ==========         ==========


         See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended            Nine Months Ended
                                                                        October 31,                  October 31,
                                                             -----------------------------   ----------------------------
                                                                  2003           2002            2003            2002
                                                             -------------   -------------   ------------    ------------
       NET SALES                                             $ 13,021,000    $ 11,430,000    $ 37,561,000    $ 36,569,000

       COST OF SALES                                            8,342,000       7,697,000      23,977,000      23,859,000
                                                             ------------    ------------    ------------    ------------
       GROSS PROFIT                                             4,679,000       3,733,000      13,584,000      12,710,000

       SELLING, GENERAL & ADMINISTRATIVE EXPENSES               4,791,000       4,322,000      14,623,000      13,863,000
       RESTRUCTURING COSTS (Note 5)                                     0               0        (697,000)              0
                                                             ------------    ------------    ------------    ------------
            TOTAL OPERATING EXPENSES                            4,791,000       4,322,000      13,926,000      13,863,000

                                                             ------------    ------------    ------------    ------------
       OPERATING LOSS                                            (112,000)       (589,000)       (342,000)     (1,153,000)

       OTHER EXPENSE (INCOME)
           INTEREST EXPENSE (INCOME)                               52,000          71,000         (70,000)        200,000
           OTHER EXPENSE (INCOME)                                 170,000        (464,000)          1,000        (400,000)
                                                             ------------    ------------    ------------    ------------
           TOTAL OTHER EXPENSE (INCOME)                           222,000        (393,000)        (69,000)       (200,000)
                                                             ------------    ------------    ------------    ------------
       LOSS BEFORE INCOME TAX PROVISION,
           MINORITY INTEREST IN NET EARNINGS
           OF CONSOLIDATED SUBSIDIARY
           AND DISCONTINUED OPERATIONS                           (334,000)       (196,000)       (273,000)       (953,000)

       INCOME TAX  PROVISION                                      146,000         166,000         338,000         411,000

       MINORITY INTEREST IN NET EARNINGS
           OF CONSOLIDATED SUBSIDIARY (Note 1)                     98,000         108,000         211,000         273,000
                                                             ------------    ------------    ------------    ------------
       LOSS BEFORE DISCONTINUED OPERATIONS                       (578,000)       (470,000)       (822,000)     (1,637,000)

       INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NOTE 6)        500,000         (31,000)      2,000,000      (3,816,000)
                                                             ------------    ------------    ------------    ------------
       NET INCOME(LOSS)                                      ($    78,000)   ($   501,000)   $  1,178,000    ($ 5,453,000)
                                                             ============    ============    ============    ============
       INCOME (LOSS) PER SHARE BASIC AND DILUTED:
           LOSS BEFORE DISCONTINUED OPERATIONS               ($      0.07)   ($      0.05)   ($      0.09)   ($      0.19)
           INCOME (LOSS) FROM DISCONTINUED OPERATIONS                0.06           (0.01)           0.23           (0.43)
                                                             ------------    ------------    ------------    ------------
       NET INCOME (LOSS) PER SHARE                           $      (0.01)   ($      0.06)   $       0.14    ($      0.62)
                                                             ============    ============    ============    ============
       WEIGHTED AVERAGE NUMBER OF SHARES
           IN THE CALCULATION OF LOSS PER SHARE
           BASIC AND DILUTED                                    8,480,852       8,788,750       8,654,359       8,788,750
                                                             ============    ============    ============    ============


         See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                           ----------------------------------------------
                                                                                   2003                     2002
                                                                             ----------------         ----------------
          CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income (loss)                                                        $1,178,000            ($ 5,453,000)

            Adjustments to reconcile net income (loss) to net
              cash provided by (used in)operating activities:

            Gain on sale of fixed assets                                               (50,000)                 (38,000)

            Depreciation and amortization                                               672,000                  652,000

            Recognized Gain on Sale of Building                                        (89,000)                 (89,000)

            Provision for reserves                                                      155,000                (153,000)

            Reversal of Restructuring Accrual                                         (697,000)                        0

            Reversal of Reserve on Discontinued Operations                          (2,000,000)                        0

            Minority interest                                                           212,000                  273,000

          Changes in assets and liabilities:

            Accounts receivable                                                     (2,103,000)                2,280,000

            Net investment in sales-type leases                                         621,000                  433,000

            Inventories                                                               2,356,000                5,406,000

            Prepaid taxes                                                               114,000                4,369,000

            Other assets                                                                577,000              (2,844,000)

            Trade acceptances payable                                                 1,365,000                (678,000)

            Accounts payable and accrued expenses                                   (2,804,000)                1,205,000
                                                                               ----------------         ----------------
                Net cash (used in) provided by
                operating activities                                                  (493,000)                5,363,000
                                                                               ----------------         ----------------

             See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                           ----------------------------------------------
                                                                                   2003                     2002
                                                                             ----------------         ----------------

          CASH FLOWS FROM INVESTING ACTIVITIES:

            Capital expenditures                                                      (457,000)              ($ 140,000)

            Site Development Costs for Hometown Threads                                (21,000)                        0

            Proceeds from sale of fixed assets                                          100,000                        0

            Proceeds from sale of subsidiary                                            500,000                        0
                                                                               ----------------         ----------------
                Net cash provided by (used in)
                investing activities                                                    122,000                (140,000)
                                                                               ----------------         ----------------
          CASH FLOWS FROM FINANCING ACTIVITIES:

            Repayments of long term debt                                               (91,000)                 (92,000)

            Exercise of Stock Options                                                    10,000                        0

            Restricted Cash                                                         (3,088,000)              (1,983,000)

            Purchase of treasury shares                                               (414,000)                        0

            Payment of Dividends                                                       (85,000)                        0
                                                                               ----------------         ----------------
            Net cash used in financing activities                                   (3,668,000)              (2,075,000)
                                                                               ----------------         ----------------
          EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             0                   92,000
                                                                               ----------------         ----------------
          INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                                          (4,039,000)                3,240,000

          CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              7,707,000                3,121,000
                                                                               ----------------         ----------------
          CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $3,668,000              $ 6,361,000
                                                                               ================         ================
          SUPPLEMENTAL DISCLOSURE OF CASH
            FLOW INFORMATION:

            Interest paid                                                              $161,000                $ 200,000
                                                                               ================         ================
            Income taxes paid                                                          $353,000                  $ 9,000
                                                                               ================         ================


             See notes to condensed consolidated financial statements. .



                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements Three and Nine Months Ended October 31, 2003 and 2002



1.       Organization and Basis of Presentation

The accompanying Condensed Consolidated financial statements as of and for the three and nine month periods ended October 31, 2003 and 2002 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Pulse Microsystems Ltd. through October 31, 2002 ("Pulse"), Tajima USA, Inc. ("TUI"), Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and nine month periods ended October 31, 2003 and 2002, the financial position at October 31, 2003 and cash flows for the nine month periods ended October 31, 2003 and 2002, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission.

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

                                                             For the three months            For the nine months
                                                              ended October 31,               ended October 31,
                                                           2003             2002           2003             2002
                                                           ----             ----           ----             ----
                                                                    (in thousands, except for per share amounts)

              Net Income (Loss), as reported                ($78)         ($501)          1,178            ($5,453)

              Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method                        17             21              52                62

              Pro-forma net income (loss)                   ($95)         ($522)          $1,126           ($5,515)

              Earnings (loss) per share:

              Basic and diluted - as reported              ($.01)         ($.05)          ($.14)            ($.56)

              Basic and diluted - pro-forma                ($.01)         ($.06)          ($.13)            ($.57)



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


3.       Inventories
                                                         October 31, 2003           January 31, 2003
                                                        --------------           ----------------
              New Machines                                  $5,761,000                 $8,061,000
              Used Machines                                    516,000                    796,000
              Parts                                          2,988,000                  2,587,000
                                                            ----------                 ----------
                                                             9,265,000                 11,444,000
              Less:  Reserve for slow moving inventory       1,955,000                  1,946,000
                                                            ----------                 ----------
              Inventories, net                             $ 7,310,000                 $9,498,000
                                                            ==========                 ==========

4.       Warranty Reserve

     The warranty reserve included in Accounts Payable and Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the nine months ended October 31, 2003.


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

     The following table shows amounts paid against the restructuring accrual included in accounts payable and accrued expenses during the nine months ended October 31, 2003. (in thousands)

                                                Balance at                                              Balance at
                                                 January                            Reversal of         October 31,
                                                 31,2003           Payments        Prior Accruals          2003
                                              ---------------    -------------     ---------------    ----------------
              Severance costs                       $100              $(21)             $(79)                  $0
              Facility closing costs               1,267              (631)             (617)                  19
              Other professional and
              consulting costs                         1                                  (1)
                                               ---------------    -------------     ---------------    ----------------
                                                  $1,368            $ (652)           $ (697)                $ 19
                                              ===============    =============     ===============    ================


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

Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                                                                       For the three months         For the nine months
                                                                         ended October 31,           ended October 31
                                                                      2003             2002         2003           2002
                                                                      ----             ----         ----           ----
              Revenue                                                   87             $384         588           $1,285
              Gross profit                                              32              63          247            316
              Income(Loss) from discontinued Operations                500              $0         2,000         ($4,000)


     The operating loss during the nine months ended October 31, 2002 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio. In July 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL (Ultimate Net Loss) lease portfolio from CIT Group/Equipment Financing, Inc. ("CIT") to Beacon Funding Corporation. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for approximately $375,000. The Company had reversed, as part of discontinued operations, $1.5 million of reserves associated with the UNL lease portfolio. The transaction closed in September 2003. During the three months ended October 31, 2003, the Company reversed the remaining $0.5 million of reserves associated with the UNL lease portfolio. The Company plans to sell or liquidate the remaining assets by January 2004.

     Assets and Liabilities of discontinued operations (in thousands) are as follows:

                                                             October 31           January 31
                                                             ----------           ----------
                                                                2003                 2003
                                                                ----                 ----
                 Assets:
                   Accounts Receivable                         $(40)                 $16
                   MLPR and residuals                          1,163                4,673
                   Property, Plant & Equipment                   0                   33
                   Inventory                                     0                   113
                   Prepaid Taxes                                10                   79
                                                                --                   --


                                 Total Assets                 $1,133               $4,914
                                                              ======               ======

                 Liabilities:
                   Accounts Payable & Accruals                 1,612               $6,758
                   Long Term Debt                                0                   14
                   Income Taxes Payable                         87                   87
                                                                --                   --


                            Total Liabilities                 $1,699               $6,859
                                                              ======               ======


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


     Summary  operating   results  of  the  discontinued   operations  of  Pulse
Microsystems, Ltd are as follows:

                                                                     For the three months       For the nine months
                                                                       ended October 31,         ended October 31,
                                                                     2003            2002      2003           2002
                                                                     ----            ----      ----           ----
              Revenue                                                  -           $1,338       -           $3,731
              Gross profit                                             -            866         -           2,510
              (Loss)Income from discontinued Operations                -           ($31)        -            $184


7.       Contingencies

     As of October 31, 2003, the Company had $4.0 million in restricted cash which is used to collateralize letters of credit in the amount of $2.9 million opened against the credit line at Congress Financial.

8.       Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the consolidated financial statements of the Company.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable financial instruments which are subject to the provisions of this statement beginning on January 1, 2004. The Company does not expect the provisions of this statement to have a significant impact on the financial statements and disclosures.

9.       Dividends

     On October 23, 2003, the Board of Directors declared a quarterly cash dividend on its common stock of $.01 per share. The record date for the holders of common stock entitled to receive payment of such dividend was October 31, 2003. The payment date was November 14, 2003.


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

     Results of Operations for the three and nine months ended October 31, 2003 as compared to the three and nine months ended October 31, 2002.

Net sales. Net sales for the three months ended October 31, 2003 were $13.0 million, an increase of $1.6 million, or 14.0%, compared to $11.4 million for the three months ended October 31, 2002, and $37.6 million for the nine months ended October 31, 2003, an increase of $1.0 million or 2.7%, compared to $36.6 million for the nine months ended October 31, 2002. The Company believes that the sales level increase for the nine months and three months ended October 31, 2003 is attributable to an aggressive marketing campaign targeting new and existing customers with new value-added packages and renewed focus on growing parts and supply sales.

Cost of sales. For the three months ended October 31, 2003, cost of sales increased $0.6 million, or 7.8%, to $8.3 million from $7.7 million for the three months ended October 31, 2002, and for the nine months ended October 31, 2003 increased $0.1 million, or 0.5%, to $24.0 million from $23.9 million for the nine months ended October 31, 2002. The fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues. The Company's gross margin improved to 36.2% for the nine months ended October 31, 2003 as compared to 34.8% the nine months ended October 31, 2002 and from 32.7% for the three months ended October 31, 2002 to 36.0% for the three months ended October 31, 2003. The improvement in gross margin is mainly attributable to increased margins on software sales pursuant to the terms of the purchase agreement with Pulse, in addition to a reduction in sales of older inventory carried at higher costs.

Operating Expenses. For the three months ended October 31, 2003, operating expenses increased by $0.5 million to $4.8 million from $4.3 million for the three months ended October 31, 2002 and for the nine months ended October 31, 2003 and 2002, remained constant at $13.9 million. For the nine and three months ended October 31, 2003, operating expenses increased primarily due to costs the Company incurred associated with the hiring of several new key employees, increased professional fees associated with the maintenance of the Nasdaq SmallCap listing and the increased costs associated with an aggressive marketing campaign launched during the quarter. The nine month expense increase is offset by the reversal of $.7 million of restructuring charges during the first and second quarters.

Interest Expense (Income). For the three months ended October 31, 2003, interest expense was $52,000 as compared to interest expense of $71,000 for the three months ended October 31, 2002. For the nine months ended October 31, 2003 interest income was $70,000 as compared to interest expense of $200,000 for the nine months ended October 31, 2002. Interest expense is primarily associated with the sale/leaseback transaction of the Corporate headquarters. Interest income of $225,000 is associated with the income tax refund that was recognized during the nine months ended October 31, 2003.

Other (Income) Expense. For the three months ended October 31, 2003, Other Expense increased $634,000, to $170,000 from ($464,000) in Other Expense for the three months ended October 31, 2002. For the nine months ended October 31, 2003 Other Expense was $1,000 as compared to Other Expense of $(400,000) for the nine months ended October 31, 2002. The change in Other Expense is due to the unfavorable currency translations for yen payments, and a reduction of sales of rental machinery and the related gains that would be included in Other Income. The majority of the Other Income from Fiscal 2003 was the sale of the Hometown Threads Company-owned stores.

Income tax provision The income tax provision represents taxes due on income earned by the TUI subsidiary.

Loss before Discontinued Operations. The loss before Discontinued Operations for the three months ended October 31, 2003 was $0.6 million an increase of $0.1 million, or 20% from $0.5 million for the three months ended October 31, 2003.The loss for the nine months ended October 31, 2003 was $0.7 million, an improvement of $0.9 million, or 56.3%, from $1.6 million for the nine months ended October 31, 2002.

Income(Loss) from Discontinued Operations. During the second quarter of Fiscal 2004, the Company entered into a transaction whereby it assigned its interest in the UNL lease portfolio from CIT to Beacon Funding Corporation. In connection with this transaction, the Company reversed $1.5 million in discontinued operating reserves that were associated with the UNL lease portfolio. In the third quarter the Company reversed the remaining $0.5 million of the UNL reserve. In the quarter ended April 30, 2002 management estimated that there would be additional losses of approximately $4 million in repurchasing and disposing of the remaining UNL lease portfolio as well as its existing lease portfolio. Accordingly, during the three months ended April 30, 2002 the provision for possible losses was increased by $4 million.

Net Income(Loss). The net loss for the three months ended October 31, 2003 was ($78,000), an decrease of $423,000, from a net loss of ($501,000) for the three months ended October 31, 2002. Net income for the nine months ended October 31, 2003 was $1.2 million, an increase of $6.7 million, from the net loss of ($5.5) million for the nine months ended October 31, 2002. The increase in income from discontinued operations was attributable to the $2.0 million reversal of the discontinued operating reserves associated with assignment of the CIT UNL lease portfolio.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company's working capital was $17.4 million at October 31, 2003, increasing $1.1 million, or 6.7%, from $16.3 million at January 31, 2003.

During the nine months ended October 31, 2003, the Company's cash and cash equivalents decreased by $4.0 million to $3.7 million. Net cash of $.5 million was used by the Company's operating activities and $3.7 million was used in financing activities as additional collateral for the Company's credit line, offset by $0.5 million received as part of the Pulse Microsystems sale less capital expenditures of $0.3 million.

The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of October 31, 2003 the Company did not own any foreign currency futures contracts.

On December 8, 2003 the Company received the $3.4 million dollar carryback claim refund due from the IRS along with applicable interest through the refund date.


Future Commitments

The following table shows the Company's contractual obligations related to long-term obligations.

         Payments due by period (in thousands)

         Contractual Obligations              Total         Less than      1 - 3         4-5          More than
                                                              1 year         years        years        5 years
         -------------------------------    -----------     -----------    ----------    ---------    -----------
         Capital lease obligations             $ 1,576           $ 115         $ 501        $ 501          $ 459

         Operating Lease obligations             2,881             752         1,403          433            293

         Purchase Commitments                    2,400           1,200         1,200            0              0

         Employment Agreements                     618             618             0            0              0
                                            -----------     -----------    ----------    ---------    -----------

         Total                                 $ 7,475       $ 2,685        $ 3,104         $ 934          $ 752
                                            ===========     ===========    ==========    =========    ===========

Revolving Credit Facility and Borrowings

     On November 26, 2002 the Company satisfied all of its obligations and exited its Revolving Credit and Security Facility with PNC Bank and replaced it with a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. Outstanding letters of credit at October 31, 2003 were $2.9 million. The Company was in compliance with its covenants at October 31, 2003.

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

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At October 31, 2003, there was no usage of the revolving credit facility. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

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

       31.1 Certification of Chief Executive Officer pursuant to
            Section 302 of Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to
            Section 302 of Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to
            Section 906 of Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to
              Section 906 of Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8K

--------------------------------------------------------------------------------
The Registrant filed a Form 8K with the Commission on May 9, 2003 regarding the establishment of a stock repurchase program.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  HIRSCH INTERNATIONAL CORP.
                                  Registrant

                              By: /s/Henry Arnberg
                                  --------------------------
                                  Henry Arnberg, Chairman and
                                  Chief Executive Officer


                              By: /s/Beverly Eichel
                                  --------------------------
                                  Beverly Eichel,
                                  Chief Financial Officer

         Dated: December 15, 2003