Form 10-Q/A
period 2003-07-31
HIRSCH INTERNATIONAL CORP
filed 2004-02-11
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number 00-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                                  11-2230715
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation of organization)

              200 Wireless Boulevard
                Hauppauge, New York                      11788
     (Address of principal executive offices)          (Zip Code)

                                 (631) 436-7100
               (Registrant's telephone number including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                Explanatory Note

Hirsch International Corp. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q in response to comments received from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of September 15, 2003, the filing date of the Company's original Report on Form 10-Q for the fiscal quarter ended July 31, 2003. This amendment does not change the Company's previously reported financial statements.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14
(c) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1.1 Amended Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2.1 Amended Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002



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

Dated: February 11, 2004