Form 10-Q/A
period 2003-10-31
HIRSCH INTERNATIONAL CORP
filed 2004-02-11
CIK 915909

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

                                Explanatory Note

Hirsch International Corp. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q in response to comments received from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of December 15, 2003, the filing date of the Company's original Report on Form 10-Q for the fiscal quarter ended October 31, 2003. This amendment does not change the Company's previously reported financial statements.

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