Form 10-Q/A
period 2003-07-31
HIRSCH INTERNATIONAL CORP
filed 2004-03-08
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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


                                Explanatory Note

Hirsch International Corp. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q in response to comments received from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this Amendment is as of September 15, 2003, the filing date of the Company's original Report on Form 10-Q for the fiscal quarter ended July 31, 2003. This amendment does not change the Company's previously reported financial statements.




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

      **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

       10.1 Amendment No. 2 to Loan and Security Agreement dated as of July 17, 2003


       31.1 Amended Certification of Chief Executive Officer pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

       31.2 Amended Certification of Chief Financial Officer pursuant to Section 302 of
Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002.
-------------------------
   *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.
  **Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October 31, 1997.
 ***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618.



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

Dated: March 8, 2004