Form 10-K
period 2004-01-31
HIRSCH INTERNATIONAL CORP
filed 2004-04-30
CIK 915909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-23434


                           HIRSCH INTERNATIONAL CORP.
                           --------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                           11-2230715
         ---------------                    ------------------
      (State of other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

       200 Wireless Boulevard, Hauppauge, NY            11788
     ----------------------------------------         ---------
     (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (631) 436-7100


        Securities registered pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which registered
    ----------------------    -----------------------------------------------
           (None)                                 (None)


           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.01 Par value

                                    (CLASS A)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [x] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  [ ] Yes    [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 26, 2004 was $9,932,156.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2004 were:


            Class of Common Equity            Number of Shares
            ----------------------            ----------------

            Class A Common Stock                 5,663,611
               Par Value $.01

            Class B Common Stock                 2,668,139
               Par Value $.01

*For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.



                           Hirsch International Corp.
                                    Form 10-K
                   For the Fiscal Year ended January 31, 2004
                                Table of Contents


Part I                                                                 Page
Item 1.  Business                                                      4-13
Item 2.  Properties                                                     14
Item 3.  Legal Proceedings                                              14
Item 4.  Submission of Matters to a Vote of Security Holders            14

Part II
Item 5.  Market for Common Equity and Related Stockholder Matters      14-15
Item 6.  Selected Financial Data                                       16-17
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 17-26
Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk                                              26
Item 8.  Financial Statements and Supplementary Data                    26
Item 9.  Changes in and Disagreements on Accounting
         And Financial Disclosure                                       26
Item 9A. Controls and Procedures                                        26

Part III
Item 10. Directors and Executive Officers of the Registrant            27-29
Item 11. Executive Compensation                                        30-38
Item 12. Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder Matters         38-39
Item 13. Certain Relationships and Related Transactions                40-41
Item 14. Principal Accountant Fees and Services                        41-42

Part IV
Item 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8K                                             42
         Signatures and Certifications                                  43
         Exhibit Index                                                 44-45



                                     PART I

Item 1.  Business

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery parts, supplies, accessories and proprietary embroidery products. In addition, Hirsch provides a comprehensive service program, and user training and support. Through its Hometown Threads, LLC ("Hometown Threads") venture, the Company has moved from test marketing its retail embroidery services concept to implementation of a national franchise program. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry has benefited in the past from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until Fiscal 1999, these trends and others contributed to the increase in demand for machinery, software and services provided by Hirsch. However, beginning in the fiscal year ended January 31, 2000 (fiscal 2000) and continuing through the present day, the Company and the embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers that resulted in reduced domestic demand for large embroidery machines. As a result, in the year ended January 31, 2002 (fiscal 2002) the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima Industries Ltd. ("Tajima") and certain non-exclusive rights to distribute to US based customers who expand their operating facilities into the Caribbean region. Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment. The Company has certain exclusive rights to distribute Tajima machines in the continental United States and Hawaii.

     The Company enjoys a good relationship with Tajima, having spanned more than 25 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), to assemble two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), Tajima's parent company's manufacturing arm. As of January 31, 2004, the Company sold its majority interest in TUI to Tajima Industries, Ltd. The sale has been reflected in the financial statements as a discontinued operation for all periods presented. (See Note 7 to the Consolidated Financial Statements).

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is now a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. ("Pulse") (See Note 7 to the Consolidated Financial Statements). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

     Until the fourth quarter of fiscal 2002 the Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), had provided a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its business objectives and discontinued its operations (See Note 15 to the Consolidated Financial Statements). The
Company has continued to work with customers to help them obtain financing through independent leasing and financing companies, as an attractive alternative for purchasers looking to begin or expand operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets and liabilities and operating results of these discontinued operations for all periods presented.

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

     In the fourth quarter of fiscal 2002, the Company initiated a restructuring plan in connection with its continuing operations. The plan was designed to meet the changing needs of the Company's customers, to reduce its cost structure and improve efficiency. The restructuring initiatives involved the consolidation of the parts and supplies operation with existing Hirsch operations, the downsizing of three of its existing sales offices and reduction in the overall administrative personnel. The reduction in personnel during this period represented approximately 25% of its workforce or 56 people. (See Note 9 to the Consolidated Financial Statements).

     During the fourth quarter of fiscal 2002 in view of the overall industry decline in demand for embroidery equipment and related products, the resulting decline in Company revenue delivered in the territories associated with the Company's prior acquisitions of SMX Corporation and Sedeco Corporation, and the Company's impairment evaluation, the Company wrote-off the balance of $3,477,000 of goodwill as an impairment charge to operations. During the fourth quarter of fiscal 2001, the Company wrote off approximately $7,640,000 of goodwill as an impairment charge to operations. This write-off included the remaining value of goodwill associated with its acquisition of the digitzing embroidery business assets of All Pro Punching, Inc. (See Note 16 to the Consolidated Financial Statements).


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

Business Strategy

         The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines, (ii) distributes Pulse's proprietary application software programs for embroidery machines, (iii) sells a broad range of embroidery supplies, accessories and proprietary products, (iv) reconditions, remanufactures and sells used embroidery machinery, and (v) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services. In addition, the Company, through its Hometown Threads, subsidiary markets its franchise concept to provide retail embroidery services at Wal*Mart(R) stores, shopping center and mall locations. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

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

     Former Assembly Operations. The Company's former subsidiary Tajima USA, Inc. ("TUI") maintains a facility located in Ronkonkoma, New York, near the Company's headquarters. Assembly of Tajima machines of up to eight heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times and production flexibility enabled the Company to be responsive to changing needs of the market.

     Pulse Microsystems Ltd. Software. Pulse, a former subsidiary of the Company, offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of Pulse's proprietary application software products are designed to operate in the Microsoft(R) Windows(R) 95, Windows(R) 98, Windows(R) 2000, Windows(R) Me, Windows(R) XP and Windows(R) NT environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of approximately 18,900 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

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

     Retail Embroidery Services. In fiscal 1999, the Company created a retail embroidery concept known as "Hometown Threads"(TM) for the purpose of providing retail embroidery services within Wal-Mart(R) establishments. Hometown Threads(TM) continues to expand the number of locations in Wal-Mart(R) stores and other mall and shopping center locations throughout the United States, through its franchise program, and had 29 franchise locations at the end of fiscal 2004.

Discontinued Operations

     In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its ongoing objectives and discontinued HAPL's Leasing's operations. Accordingly, the Company has reported its discontinued operations in accordance with APB 30. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented (See Note 7 to the Consolidated Financial Statements).

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

     Pursuant to the Agreement Hirsch sold its entire equity interest in Pulse to the Purchaser for an aggregate consideration of $5.0 Million to be paid as follows:

(a)  $0.5 Million Cash;

(b) a $0.5 Million note payable in quarterly installments beginning April 30, 2003 and including interest accruing on the principal at the rate of US Prime + 1% per annum; and

(c) The assumption of $4.0 Million of Hirsch obligations. All periods presented have been restated to reflect the discontinued operations of Pulse.

     The Company executed an Agreement with Tajima Industries, Ltd. ("Tajima") pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its Tajima USA Inc. ("TUI") subsidiary owned by it to Tajima, upon the terms and conditions set forth in a certain Purchase and Sale Agreement by and among the Company, Tajima and TUI (the
"Agreement"). The sale was effective as of January 31, 2004. Upon the consummation of the sale, Tajima owned 100% of the issued and outstanding common stock of TUI.

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement), calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price will be determined on or before April 30, 2004, and paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company agreed to repay TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable shall be paid as follows:

          (a) the Initial Payment ($500,000) was paid by Tajima to TUI on behalf of the Company

          (b) the assignment by the Company to TUI of its right to receive the sum of $2,200,000 from Tajima upon payment of the balance due on the Purchase Price, and

          (c) the payment by the Company of the sum of $4,482,000 in five (5) equal monthly installments of $735,167 each and a sixth payment of $806,165, commencing February 29, 2004 and continuing through and including July 31, 2004.

The Company's Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI


Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and believes it is one of the leading distributors of Tajima equipment in the world. The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales staff is headed by Paul Gallagher, President and Chief Operating Officer of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality embroidery equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition by lower cost manufacturers, the Company attempts to maintain a balance between market share and profit margins to the best degree possible. While in the short-term this may result in reduced market share, the Company believes that this strategy presents the most promising way to sustain and grow its business over the long-term.

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

Supplier Relationships with Tajima

     The Company has four separate distributorship agreements with Tajima which, collectively, provide the Company the exclusive right to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 States. The main agreement (the "East Coast/Midwest Agreement") which covers 33 States, became effective on February 21, 1991 and has an initial term of 20 years. The East Coast/Midwest Agreement is terminable by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") covers six states, became effective on February 21, 1997 and had an initial term of five years. This agreement was renewed until February 22, 2004. The Company is in the process of negotiating the Southwest Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the Southwest Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the Southwest Agreement which could have a material adverse effect on the Company's business, operations and financial condition. Under the third distributorship agreement, which covers nine western states and Hawaii, the Company is the exclusive distributor of Tajima's single, two, four and six-head model machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement"). The term of the West Coast Agreement, expired on February 20, 2004. The Company is in the process of negotiating the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the West Coast Agreement which could have a material adverse effect on the Company's business, operations and financial condition. The fourth agreement ("the Caribbean Agreement") which was effective July 27, 1999 permits the Company to distribute Tajima machines to US-based customers who are operating expansion facilities in the Caribbean region. It has continued without change from the initial trial period, although the agreement has not been formally renewed.

     Each of the first three agreements may be terminated upon the failure by the Company to achieve certain minimum sales quotas. During fiscal 2003, the Company failed to meet these minimum sales quotas; however, Tajima waived meeting these minimum sales quotas for fiscal 2003. For fiscal 2004, the minimum sales quotas were met. Furthermore, the East Coast/Midwest Agreement may be terminated, among other reasons, if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to own a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or, subject to certain conditions contained therein in the event of the death, physical or mental disability of a duration of six months or longer or the incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company.

Although there can be no assurance, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because: (i) the Company has maintained a relationship with Tajima for over 20 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; (iii) the Company supports Tajima's development activities.

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

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, who distribute products directly into the Company's markets. The Company also competes against local Tajima distributors in certain western US markets. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the embroidery equipment it distributes. Due to the recent decline in overall demand for the embroidery industry, potential customers may emphasize price over technology when selecting a machine.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could materially and adversely affect the Company's customers, and consequently could have a material adverse effect on the Company's business, financial conditions and results of operations.

     The Company's success is dependent, in part, on the ability of Tajima to continue producing products that are technologically superior and price competitive with those of other manufacturers. The failure of Tajima to produce technologically superior products at a competitive price could have a material adverse effect of the Company's business, financial condition and results of operations.

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

Employees

     As of January 31, 2004, the Company employed approximately 120 persons who are engaged in sales, service and supplies, product development, finance, administration and management for the Company. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ended January 31, 2004, approximately 85.2% of the Company's revenues resulted from the sale or lease of embroidery equipment supplied by Tajima. Four separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. Two of the distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 39 states. The main agreement (the "East Coast/Midwest Agreement"), which now covers 33 states, first became effective on February 21, 1991, has an initial term of 20 years and contains a renewal provision which permits successive five year renewals upon mutual agreement of the parties. The East Coast/Midwest Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. The second agreement (the "Southwest Agreement") which covers six states, became effective on February 21, 1997, and had an initial term of five years. The Southwest Agreement was renewed and expired on February 22, 2004. The Company is in the process of negotiating the Southwest Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the Southwest Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the Southwest Agreement which could have a material adverse effect on the Company's business, operations and financial condition. Under the third distributorship agreement, (the "West Coast Agreement") which covers nine western continental states and Hawaii, the Company is the exclusive distributor of Tajima's small machines, as well as chenille and tandem chenille/standard embroidery machines with less than four heads or two stations, respectively. The West Coast Agreement, which had an initial term of five years, became effective on February 21, 1997. The first renewal expired on February 20, 2003 and the second renewal expired on February 20, 2004. The Company is in the process of negotiating the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the West Coast Agreement which could have a material adverse effect on the Company's business, operations and financial condition. The fourth Agreement (the "Caribbean Agreement") was for a one-year trial period, effective July 27, 1999, that permitted the Company to distribute Tajima equipment to its existing US-based customers who establish expansion facilities in the Caribbean region. Although the Caribbean Agreement has not been formally renewed, activity under this arrangement has continued without change from inception. Each of the first three Tajima Agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In fiscal 2004, the Company met its sales quotas. The Company believes that meeting the quotas for the foreseeable future may be difficult. Furthermore, the East Coast/Midwest Agreement may be terminated if Henry Arnberg and Paul Levine (or in certain circumstances, their spouses and children) fail to maintain ownership of a sufficient number of shares of voting stock to elect a majority of the Company's Board of Directors or, subject to certain conditions contained therein, in the event of the death, physical or mental disability of a duration of six months or longer, or incapacity of both Henry Arnberg and Paul Levine. The Southwest Agreement may be terminated if the Company fails to remain the sole shareholder of its subsidiary that is the party to the Southwest Agreement. The West Coast Agreement may be terminated should any material change occur in the current Class B shareholders, directors or officers of the Company or should there occur any change in control of the Company. The termination of the Tajima Agreements (other than the Caribbean Agreement) would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Embroidery machines produced by Tajima are subject to competition from the introduction by other manufacturers of technological advances and new products. Current competitors or new market entrants could introduce products with features that render products sold by the Company and products developed by Tajima less marketable. The Company relies on Tajima's embroidery equipment to be of the highest quality and state of the art. The Company's future success will depend, to a certain extent, on the ability of Tajima to adapt to technological change and address market needs, including price competition. There can be no assurance that Tajima will be able to keep pace with technological change in the embroidery industry, the current demands of the marketplace or compete favorably on price. The failure of Tajima to do so could have a material adverse effect on the Company's business, financial conditions and results of operations.

Embroidery Industry

     The Company's growth in past years has resulted in part from the increase in demand for embroidered products and the growth of the embroidery industry as a whole. Beginning in fiscal 1999, the embroidery industry experienced; (i) a decline in demand for large embroidery machines, and; (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, Far East and South America, all of which have had a material adverse effect on the operations of the Company, its business and financial condition. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry would also have an adverse effect on the Company.

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen either increases the cost to the Company of its embroidery machine inventory or results in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to maintain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the statement of operations.

Retail Embroidery Services

     The Company's Hometown Threads venture was created for the purpose of establishing retail embroidery service centers within Wal-Mart(R) retail locations. At the end of fiscal 2001, Hometown Threads concluded a pilot test of its concept at two Wal-Mart(R) centers located in Texas and was authorized by Wal-Mart(R) to implement a strategy to expand to up to 25 units. While the relationship with Wal-Mart(R) is good, the Company is dependent on the continued existence of the master lease with Wal-Mart(R) for implementation of its franchise program of Hometown Threads within Wal-Mart(R) locations. In addition, there can be no assurance that locations outside of Wal-Mart(R) will provide the same opportunity for expansion of the franchise program as those within Wal-Mart(R), or that the Wal-Mart(R) locations will be available concurrent with qualified franchisees as those franchises are developed. As of the end of fiscal 2004, the Company's net investment in Hometown Threads was approximately $2.0 million. Although the Company believes it will be able to access the market for retail embroidery services, there is no guarantee that it will be successful in doing so or that it will be able to do so on a profitable basis.

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

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima; with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima's or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing customer training, support and services. Due to the decline in overall demand in the industry which occurred during the last several years, potential customers may emphasize price differences over value-added services and support in purchasing new embroidery machines. Severe price competition may impair the Company's ability to provide its customers with value-added services and support. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

Dependence on Existing Management

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board and Chief Executive Officer of the Company; and Paul Gallagher, its President and Chief Operating Officer. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2001. The loss of the services of Messrs. Arnberg, or, Gallagher, or the services of other key management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. During fiscal 2002, this facility was sold to Brandywine Realty Trust and approximately 24,500 square feet was leased back in a concurrent transaction (See Note 10B to the Consolidated Financial Statements). During fiscal year 2003, and as part of the Company's restructuring plans (See
Note 9 to the Consolidated Financial Statements), the Company leased back the 25,500 square feet of the building that had remained empty since March 2001 in order to consolidate certain operations in Hauppauge, NY. This property houses the Company's executive offices, the Northeast sales office, technical services, machine and parts warehousing, order fulfillment and used machine storage and repair facilities.

     In addition to the Company's headquarters, the Company leases 15 regional satellite offices under non-cancelable operating leases. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Small Cap Market under the symbol "HRSH". The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported by the NASDAQ Stock Market. Trading began in the Class A Common Stock on February 17, 1994. Class B stock is not publicly traded.

Fiscal 2004                                                                      High              Low
-----------                                                                      ----              ---

First Quarter ended April 30, 2003....................................          $ 0.75            $ 0.28
Second Quarter ended July 31, 2003....................................          $ 1.19            $ 0.65
Third Quarter ended October 31, 2003..................................          $ 1.25            $ 0.84
Fourth Quarter ended January 31, 2004.................................          $ 3.12            $ 1.01

Fiscal 2003                                                                      High              Low
-----------                                                                      ----              ---

First Quarter ended April 30, 2002.....................................         $ 0.63            $ 0.40
Second Quarter ended July 31, 2002.....................................         $ 0.55            $ 0.15
Third Quarter ended October 31, 2002...................................         $ 0.35            $ 0.15
Fourth Quarter ended January 31, 2003..................................         $ 0.44            $ 0.19


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of August 20, 2003, the Company believes that there were approximately 1,949 beneficial owners of its Class A Common Stock.

(c) Since the third quarter of fiscal 2004, the Company has declared and paid a quarterly dividend of $.01 per share on its Common Stock. Although the Company anticipates continuation of the payment of this quarterly dividend, there can be no assurance it will continue to do so. The future payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law. The Class A Common Stock and Class B Common Stock share ratably in any dividends declared by the Company on its Common Stock. Any stock dividends on the Class A Common Stock and the Class B Common Stock will be paid in shares of Class A Common Stock.

(d)  Equity Compensation Plan Information


                                         (a) Number of                  (b) Weighted-                (c) Number of securities
                                         securities to be               average exercise             remaining available for
                                         issued upon exercise           price of                     future issuance under equity
          Plan Category                  of outstanding                 outstanding                  compensation plans
                                         options, warrants              options, warrants            [excluding securitieds
                                         and rights                     and rights                   reflected in column (a)]
                                         --------------------           -----------------            ----------------------------

Equity compensation plans approved           1,158,000                        $0.50                            1,243,000
by security holders
Equity compensation plans not                  100,000                        $0.50                                0
approved by security holders
                                         --------------------           -----------------            ----------------------------
TOTAL                                        1,258,000                        $0.50                            1,243,000
                                         --------------------           -----------------            ----------------------------


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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 31, 2004 and 2003 and for the fiscal years ended January 31, 2004, 2003, and 2002 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2002, 2001 and 2000 and for the fiscal years ended January 31, 2001 and 2000 are derived from audited Consolidated Financial Statements not included herein.

                                                                                 Year Ended January 31,
                                                                   (in thousands of dollars, except per share amounts)
                                                     -------------------------------------------------------------------------------
Hirsch International Corp. and Subsidiaries             2004            2003             2002              2001            2000
-------------------------------------------------    ------------    ------------    -------------     -------------    ------------

Statement of Operations Data:

Net sales...................................            $48,142           $43,956          $50,156           $63,980       $82,813

Cost of sales...............................             31,946            29,849           36,876            44,992        60,664

Operating expenses (2)(3)...................             18,837            17,936           30,661            34,378        33,142

Loss before income tax provision (benefit)               (2,496)          (3,450)         (17,772)          (15,346)      (11,789)

Income tax provision (benefit)..............                 25             (504)          (5,881)                --           221

Loss from continuing operations.............             (2,521)          (2,946)         (11,109)          (15,346)      (12,010)

Income (Loss) from discontinued operations                2,965           (2,604)          (7,216)             (323)           375
..(4)(5)  ...................................

Cumulative effect of accounting change (1)..                 --                --               --                --        (2,187)

Net Income (loss) (1).......................               $444          $(5,550)        $(18,325)         $(15,669)      $(13,822)

Basic and diluted net income (loss) per                 $(0.29)           $(0.34)          $(1.25)           $(1.68)        $(1.28)
   share    from continuing operations......

Basic and diluted net income (loss) per share             $0.35           $(0.30)          $(1.46)           $(0.05)        $(0.04)

Shares used in the calculation of basic and               8,571            8,789            8,894             9,112          9,348
   diluted net income (loss) per share..........


(1) During fiscal 2000, the Company recorded the net of the cumulative effect of SAB 101 accounting change for revenue recognition. This resulted from the change in when revenue was recorded on equipment sales based upon customer acceptance of installation rather than upon shipment by the Company.

(2) In Fiscal year 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been previously provided for facilities and severance costs.

(3) Fiscal year 2002 operating expenses included a write-down of impaired goodwill of $3.5 million and restructuring costs of $2.7 million and Fiscal 2001 includes a write-down of impaired goodwill of $7.6 million.

(4) Fiscal years 2004, 2003, 2002, 2001 and 2000 have been restated to reflect the discontinued operations of TUI, HAPL and Pulse.

(5) In Fiscal Year 2004, the Company reversed $2.0 million of reserves associated with the UNL lease portfolio which was sold to Beacon Funding in September 2003.


                                                                                 January 31,
Hirsch International Corp. and Subsidiaries                               (in thousands of dollars)
                                                      -------------------------------------------------------------------
                                                        2004          2003         2002           2001           2000
                                                      ----------    ---------    ----------    -----------    -----------
Balance Sheet Data:
    Working capital...........................          $14,545      $14,399       $22,001        $25,214        $29,627

Total assets..................................           30,346       39,747        46,892         54,030         80,216

Long-term debt, less current maturities.......            2,146        2,388         2,608             79            989

Stockholders' equity..........................          $15,848      $16,065       $21,459        $40,278        $56,253

Hirsch International Corp
Summarized Quarterly Data**

$ in thousands, except for per share amounts                                           Fiscal Quarter
                                                                 ------------------------------------------------------------

2004                                                                First          Second           Third          Fourth
                                                                 ------------    ------------    ------------    ------------
Net Sales.......................................                     $12,102         $11,461         $12,421         $12,157
Gross profit....................................                       4,219           3,996           4,088           3,893
Restructuring costs (income)....................                        (497)           (200)              0            (19)
Income (loss) from discontinued operations......                         143           1,684             715             423
Net income (loss)...............................                         105           1,151            (79)           (733)
                                                                 -----------      ----------      ---------      -----------


Basic and diluted income (loss) per share.......                       $0.01           $0.13         $(0.01)         $(0.08)
                                                                 ===========     ===========     ===========     ===========

2003
                                                                 ------------    ------------    ------------    ------------
Net Sales.......................................                     $12,493         $12,641          $9,752         $10,069
Gross profit....................................                       3,959           3,912           3,308           2,927
Income (loss) from discontinued operations......                     (3,563)             260             242             457
Net (loss)......................................                     (4,517)           (434)           (502)            (97)
                                                                 ------------    ------------    ------------    ------------

Basic and diluted loss per share................                     $(0.51)         $(0.05)         $(0.06)         $(0.01)
                                                                 ============    ============    ============    ============

**Note:  The quarterly data has been restated to reflect the discontinued operations of Tajima USA, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 31 of the applicable calendar year.

General
-------

     The Company is a leading single source supplier of electronic computer-controlled embroidery machinery and related value-added products and services to the embroidery industry. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima and TUI, as well as a wide variety of embroidery supplies, microcomputers manufactured by Dell Computer Corporation and software manufactured by Pulse.

     In fiscal 1998 Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to eight heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. In July 1999 Tajima granted to Hirsch the non-exclusive right to distribute to its existing US customers who have expanded their operations into the Caribbean region. As of January 31, 2004, the Company sold its majority interest in TUI to Tajima Industries.

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth during this period was fueled by rapid technological advances in software and hardware, the strong demand for embroidered products, the creation of new embroidery applications and the strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of multi-head embroidery machines as the entrepreneurs' operations expand.

     The trend toward retrenchment driven by the relocation and continued investment offshore of large multi-head equipment customers has seen the growth of small machine customers in the domestic market. The market continues to experience a decline in large machine sales, continuing the change in the sales mix of embroidery machines and an overall decline in demand. It was further compounded by weakening value in foreign exchange of the Yen versus the US dollar, resulting in dollar price pressure for machine sales. All Japanese equipment based competitors in the industry faced difficulty in meeting these new market demands. In fiscal 2002 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model (See
Note 9 of Notes to Consolidated Financial Statements). In Fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been provided for facilities and severance costs due to the re-negotiation of the office facility in Solon, Ohio.

Results of Operations
---------------------

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 31, 2004, 2003 and 2002.

                                                                            2004            2003             2002
                                                                        ------------    ------------    -------------

Net sales...................................................                 100%          100.0%           100.0%

Cost of sales...............................................                66.4%           65.6%            73.5%

Operating expenses..........................................                39.1%           40.8%            49.7%

Interest expense, net.......................................                 0.4%            0.5%             0.6%

Other expense (income), net.................................                -0.7%           -1.0%            -1.4%
                                                                        ------------    ------------    -------------

(Loss) from continuing operations before income taxes.......                -5.2%           -6.7%           -22.4%

Income tax (benefit) provision..............................                 0.5%          -0.11%           -11.7%

  Income (loss) from discontinued operations, net of tax....                 6.2%           -5.9%           -25.8%
                                                                        ------------    ------------    -------------

Net Income (loss)............................................                0.9%          -12.6%           -36.5%
                                                                        ============    ============    =============

**  Note:  The  results  of  operations   have  been  restated  to  reflect  the
discontinued operations of TUI.


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

Critical Accounting Policies
----------------------------

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition - The Company distributes embroidery equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2004, 2003 and 2002, most sales of new equipment did not require installation within the terms of the sales contract and accordingly sales are booked when shipped. Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable. Sales of parts and supplies are recognized when shipped.

     Long lived Assets - The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles (goodwill) and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. During the fourth quarter of fiscal 2001, $7,640,000 of goodwill associated with the acquisitions of SMX Corporation, Sedeco Corporation and All Pro Punching, Inc. was written off. During the fourth quarter of fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off (See Note 16 to the Consolidated Financial Statements).


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

     Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results could be significantly adversely affected.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost for supplies and parts and specific cost for embroidery machines and peripherals. The inventory balance is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income (loss) could be significantly adversely affected.

     Warranty - The Company instituted a five-year limited warranty policy for its embroidery machines. The Company's policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company's operating expenses and net income (loss) could be significantly adversely affected.

     Reserves for Discontinued Operations - In the fourth quarter of fiscal 2002 and the first quarter of Fiscal 2003 the Company made provisions for the winding down of the HAPL Leasing subsidiary. Management regularly reviews the remaining reserves and in Management's opinion adequate provisions have been made for the winding down of HAPL's operations.

Fiscal Year 2004 as Compared to Fiscal Year 2003
------------------------------------------------

     Net sales. Net sales for fiscal year 2004 were $48.1 million, an increase of $4.1 million, or 9.3% compared to $ 44.0 million for fiscal year 2003. The Company believes that the increase in the sales level for the fiscal year ended January 31, 2004 is primarily attributable to an increased penetration of single head and small machines in the market as well as the aggressive marketing campaign targeting new and existing customers with the new value added packages and renewed focus on growing parts and supply sales.

     Cost of sales. For fiscal year 2004, cost of sales increased $2.1 million or 7.0%, to $31.9 million from $29.8 million for fiscal year 2003. The increase was a result of the related increase in net sales for fiscal year 2004 as compared to fiscal year 2003. The Company's gross margin improved for fiscal year 2004 to 33.6%, as compared to 32.1% for fiscal year 2003. While the fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins, since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues, increased cost of sales reflects the continuing product mix shift from larger equipment with higher gross margins to smaller equipment with lower gross margins. The improvement in gross margin is mainly attributable to increased margins on software sales pursuant to the terms of the purchase agreement with Pulse, in addition to a reduction in sales of older inventory carried at higher costs.

     Operating Expenses. As reported for fiscal year 2004, operating expenses increased $0.9 million or 5.0%, to $18.8 million from $17.9 million for fiscal year 2003. Excluding the reversal of the non-recurring charges for restructuring costs of $0.7 million, operating expenses were $19.6 million, an increase of $1.7 million or 9.5% from $17.9 million. This increase was due to expenses associated with increased sales, increased advertising and marketing programs, and increased professional fees.

     Interest Expense. Interest expense for fiscal year 2004 was $0.2 million versus interest expense of $0.3 million for fiscal year 2003. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters. Interest income of $334,000, primarily from the tax refund was recognized during fiscal 2004.

     Other (Income) Expense. Other income for fiscal 2004 was $360,000 versus $638,000 for fiscal 2003. In fiscal 2004, other income included a $234,000 gain on sale of assets offset by $219,000 in currency losses. In fiscal 2003 other income included a $214,000 gain on sale of fixed assets, $55,000 currency gain and a $270,000 gain on the sale of HTT company owned stores.

     Income tax (benefit) provision. The income tax provision reflected an effective tax benefit rate of approximately 1.5% for the twelve months ended January 31, 2004 as compared to an income tax benefit rate of 20% for fiscal year 2003. The benefit rate for the fiscal 2004 year is a direct result of the Job Creation and Worker Assistance Act temporarily extending the carryback of Net Operating Losses from two years to five years. This change has enabled the Company to carryback its two most recent years losses and obtain a refund of approximately $6 million. During fiscal 2004, the Company received the carryback claim refund from the IRS along with applicable interest through the refund date. The difference of the above rate to the federal statutory rate for 2004 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

     Income (Loss) from Discontinued Operations. In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The operating loss in fiscal 2002 includes $4.6 million provision for the Ultimate Net Loss ("UNL") liability and the sale of the residual receivable associated with it. The operating loss in fiscal 2003 includes an additional $4.0 million to account for expected additional losses in liquidating the leasing subsidiary's remaining lease portfolio. The Company's Statements of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as a loss on discontinued operations (See Note 7 to the Consolidated Financial Statements). In July 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL lease portfolio from the CIT Group/Equipment Financing, Inc. ("CIT") to Beacon Funding and the residual receivables associated with the lease portfolio for approximately $375,000. The Company reversed, as part of discontinued operations, $2.0 million of reserves associated with the UNL Lease portfolio.

     The Company executed an Agreement with Tajima pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima, upon the terms and conditions set forth in a certain Purchase and Sale Agreement by and among the Company, Tajima and TUI (the "Agreement"). The sale was effective as of January 31, 2004. Upon the consummation of the sale, Tajima owned 100% of the issued and outstanding common stock of TUI.

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement), calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price will be determined on or before April 30, 2004, and paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company agreed to repay TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable shall be paid as follows:

          (a) the Initial Payment ($500,000) was paid by Tajima to TUI on behalf of the Company,

          (b) the assignment by the Company to TUI of its right to receive the sum of $2,200,000 from Tajima upon payment of the balance due on the Purchase Price, and

          (c) the payment by the Company of the sum of $4,482,000 in five (5) equal monthly installments of $735,167 each and a sixth payment of $806,165, commencing February 29,2004 and continuing through and including July 31, 2004.

The Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI for all periods presented.

     Net Income (Loss). The net income for fiscal year 2004 was $444,000, an increase of $5.1 million, compared to a net loss of $5.5 million for fiscal year 2003. This increase is attributable to the increase in net sales, an increase in the cost of sales, an increase in operating expenses, reversals of restructuring accruals, and the change in income (loss) on discontinued operations of $6.0 million.

Fiscal Year 2003 as Compared to Fiscal Year 2002
------------------------------------------------

     Net sales. Net sales for fiscal year 2003 were $44.0 million, a decrease of $6.2 million, or 12.4% compared to $ 50.2 million for fiscal year 2002. The Company believes that the reduction in the sales level for the fiscal year ended January 31, 2003 is primarily attributable to a decrease in overall demand for new multi-head embroidery machines, as well as increased pricing pressure from the marketplace on new and used machine sales. Sales of the Company's new and used machines, computer hardware and software, application software for fiscal year 2003 aggregated approximately $42.2 million as compared to $43.8 million for fiscal year 2002, a decrease of $1.6 million or 3.7%. Sales of parts and supplies dropped $2.7 million, or 46%, which is indicative of the reduced activity of the embroidery market in the US. Other revenues, including franchise revenues increased $0.5 million from fiscal 2002.

     Cost of sales. For fiscal year 2003, cost of sales decreased $7.0 million or 19.0%, to $29.9 million from $36.9 million for fiscal year 2002. The $7.0 million decrease was a result of the related decrease in net sales for fiscal year 2003 as compared to fiscal year 2002. The Company's gross margin as a percent of sales increased for fiscal year 2003 to 32.1%, as compared to 26.5% for fiscal year 2002. Included in cost of sales for 2002 was a write-down of inventory of approximately $1.8 million (See Note 4 to the Consolidated Financial Statements). Excluding the writedown of inventory, gross margin as a percent of sales would have been 30.1%. The increase in gross margins is attributable to the increase in other revenue (which includes franchise revenues), which carries higher gross margins.

     Operating Expenses. Operating expenses for fiscal year 2003, decreased $12.8 million or 41.7%, to $17.9 million from $30.7 million for fiscal year 2002. Excluding the charges for goodwill impairment and restructuring costs in fiscal 2002, operating expenses were $24.9 million in fiscal 2002, a decline of $7.0 million or 28.1% to $17.9 million in fiscal 2003. This decline was attributable to the cost reduction initiatives the Company put into place at the end of fiscal 2002. The Company performed an impairment evaluation during the fourth quarter of fiscal 2002 for the SMX Corporation and Sedeco Corporation territories and as a result wrote off the balance of the goodwill associated with these acquisitions. The goodwill write-off represented a per-share net loss of $ 0.39 both on a basic and diluted basis for fiscal year 2002. Operating expenses for 2002 also include restructuring charges reflecting the Company's plan to reduce operating costs relative to the anticipated sales volume. Included in this non-recurring charge are $.6 million in employee severance costs and $2.1 million in facilities combinations/lease restructures (See Note 9 to the Consolidated Financial Statements).

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

     Other Income. Other income for fiscal 2003 was $638,000 versus $708,000 for fiscal 2002. In fiscal 2003 other income included a $214,000 gain on sale of assets, $55,000 currency gain and a $270,000 gain on the sale of Hometown Threads company owned stores. In fiscal 2002 other income included a $171,000 gain on sale of assets in addition to a $381,000 currency gain, interest income of $124,000 and other income of $32,000.

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

     Loss from Discontinued Operations. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The operating loss in fiscal 2002 includes $4.6 million provision for the Ultimate Net Loss ("UNL") liability and the sale of the residual receivable associated with it; $2.6 million increase in the Minimum Lease Payment Receivable ("MLPR") provision; as well as $1.1 million in other costs. The operating loss in fiscal 2003 includes an additional $4.0 million to account for expected additional losses in liquidating the leasing subsidiary's remaining lease portfolio. The Company's Statements of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as discontinued operations. (See Note 7 to the Consolidated Financial Statements).

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse, pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

     Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 and including interest accruing on the principal balance at the rate of US Prime +1% per annum, and (c) the assumption of $4.0 million of Hirsch obligations. All periods presented reflect the discontinued operations of Pulse (See Note 7 to the Consolidated Financial Statements).

     Net loss. The net loss for fiscal year 2003 was $5.5 million, a decrease of $12.8 million, compared to a net loss of $ 18.3 million for fiscal year 2002. This decrease is attributable to the decrease in operating expenses associated with the restructuring charge of $2.3 million and the Impairment of Goodwill of $ 3.5 million which were recorded in fiscal 2002 and a reduction in the loss on discontinued operations of $4.6 million as well as the reduction in Selling, General and Administrative expenses of $7.0 million and an increase in Gross Profit of $0.8 million, offset by a drop in tax benefit of $5.4 million.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital remained relatively constant at $14.6 million at January 31, 2004 as compared to $14.4 million at January 31, 2003 a nominal change of $0.2 million or 1%.

     During Fiscal 2004, The Company's cash increased $1.3 million or 17% to $9.0 million from $7.7 million at January 31, 2004. The majority of the increase was due to the receipt of the $3.6 million refund in Federal Income Taxes from the carry-back of prior year losses, additional cash provided by operating activities of $0.45 million due to the conversion of inventory and current assets into cash, increases in accounts payable and trade acceptances payable offset by increases in accounts receivable, net cash provided by investing activities of $0.05 million and net cash used in financing activities of $2.8 million.

     Investing activities provided $0.05 million in cash during fiscal 2004 versus a use of cash of $0.02 million during Fiscal 2004. Investing activities during Fiscal 2004 included $0.55 million in capital expenditures for the purchase of additional fixed assets, $0.5 million in proceeds from the sale of Pulse and $0.1 million in proceeds from the sale of Company owned franchise stores.

     Financing activities used $2.8 million in cash during fiscal 2004 versus a $1.5 million use of cash during Fiscal 2003. Financing activities during fiscal 2004 included $2.1 million in additional collateral to cover Letters of Credit at Congress Financial, $0.42 million in the repurchase of 470,000 treasury shares at an average market price of $0.98 per share under the Company's Stock Repurchase program, $0.17 million in dividend payments during the third and fourth quarters of fiscal 2004, $0.12 million in long term debt repayments and cash of $0.01 million provided by stock options exercised.

Future Commitments
------------------

     The following table shows the Company's contractual obligations and commitments (See Notes 9 and 14 to the Consolidated Financial Statements).

Payments due by period (in thousands)

                                                            Total         Less than           1-3           4-5           More than
                                                                            1 year           years          years           5 years
Contractual Obligations/Commitments
----------------------------------------------------    -----------    -------------    -------------    ----------     ------------

Capital lease obligations.......................            $1,541             $123             $530          $528             $360

Operating Lease obligations.....................             2,896              780            1,448           429              239

Purchase Commitments............................             2,100            1,200              900             0                0

Employment Agreements...........................               438              438                0             0                0
                                                        -----------    -------------    -------------    ----------     ------------
Total                                                       $6,975           $2,541           $2,878          $957             $599
                                                        ===========    =============    =============   ===========     ============



Revolving Credit Facility and Borrowings
----------------------------------------

     The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for a three year term expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at January 31, 2004. The Company has $2.3 million in letters of credit outstanding at January 31, 2004.

Future Capital Requirements
---------------------------

     Subsequent to the close of fiscal 2002, the Federal Government passed the Job Creation and Worker Assistance Act temporarily extending the carry back of Net Operating Losses from two years to five years. This provided approximately $6.0 million in cash available for operations. Approximately $3.0 million was received during the fiscal year ended January 31, 2003 and the balance was received during fiscal 2004, along with applicable interest. The Company believes these proceeds, with its existing cash and funds generated from operations, together with its new credit facility, will be sufficient to meet its working capital and capital expenditure requirements and to finance planned growth.

Backlog and Inventory
---------------------

     The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer's orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

Inflation
---------

     The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated financial statements.

     The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 addresses certian aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's consolidated financial statements.


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

     The Company may from time to time enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.

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

     The information contained in pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under  the  supervision  and  with  the   participation  of  the  Company's
management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company' disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.


                                    PART III

                      Documents Incorporated by Reference:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Executive Officers and Directors
------------------------------------------------------

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company:


Name                                       Age       Position
----                                       ---       --------

Henry Arnberg.......................       61        Chairman of the Board of Directors and Chief Executive Officer
Paul Levine.........................       51        Vice Chairman of the Board of Directors and Chief Executive Officer of
                                                     Hometown Threads, LLC
Paul Gallagher......................       54        President, Chief Operating Officer and Director
Beverly Eichel......................       46        Vice President - Finance and Administration, Chief Financial Officer and
                                                     Secretary
Marvin Broitman.....................       65        Director
Herbert M. Gardner..................       64        Director
Mary Ann Domuracki .................       48        Director
Howard Arnberg .....................       34        President of Hometown Threads, LLC


     Henry Arnberg, has been Chief Executive Officer of the Company since 1970, held the position of Chairman of the Board of the Board of Directors since 1980 and served as President of the Company until December 1998. Mr. Arnberg received a Bachelor of Science in Accounting from the University of Bridgeport in 1965 and an MBA in Finance and Management from the Adelphi University in 1971.


     Paul Levine, has been employed by the Company since 1974 and has served as a director since 1981. Mr. Levine currently serves as Vice Chairman of the Board of Directors and Chief Executive Officer of Hometown Threads. Prior thereto, for more than 5 years, Mr. Levine served as the Company's President, during the period of December 1998 until February 2003. From 1981 to December 1998, he served as the Company's Chief Operating Officer, Executive Vice President and Secretary. Mr. Levine received a Bachelor of Science in Business from New York University in 1974.


     Paul Gallagher, joined the Company as its Chief Operating Officer in September 2001. In early 2003, Mr. Gallagher was also appointed the Company's President as well as a director. Prior thereto, Mr. Gallagher was employed by Cornerstone Group Inc., a consulting firm focused on corporate turnarounds and restructurings, as well as mergers and acquisitions. Mr. Gallagher received a Bachelor of Science from the University of Cincinnati in 1976 and an MBA from Xavier University in 1978.


     Beverly Eichel, has been Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1, 2002. Ms. Eichel has also served as the Company's Secretary since October 2002. Prior thereto, she was Executive Vice President and Chief Financial Officer of Donnkenny, Inc. from October 1998 to June 2001. From June 1992 to September 1998, Ms. Eichel served as Executive Vice President and Chief Financial Officer of Danskin, Inc. and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel is a Certified Public Accountant in the State of New York. Ms. Eichel received a Bachelor of Science in Accounting from the University of Maryland in 1980.


     Marvin Broitman, director of the Company since April 1994, is currently Vice President of Uniwave, Inc., a company engaged in the engineering and manufacturing of automation accessory equipment for textile machinery since 1968. Mr. Broitman received a Bachelor of Electrical Engineering degree from City College in 1961 and an MBA from the Harvard Business School in 1968. Mr. Broitman serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.


     Herbert M. Gardner, director of the Company since April 1994, is currently Executive Vice President of Barrett-Gardner Associates, Inc., a merchant and investment banking firm. Between 1978 and 2002, Mr. Gardner had been a Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm. Mr. Gardner is Chairman of the Board of Directors of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses. In addition, he serves as a Director of Nu Horizons Electronics Corp., an electronic component distributor; TGC Industries, Inc., a seismic services company; and Co-Active Marketing Group, Inc., a marketing and sales promotion company; Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company and Chase Packaging Corp. Mr. Gardner serves on the Audit, Stock Option and Compensation Committees of the Company's Board of Directors.


     Mary Ann Domuracki, director of the Company since September 2001, currently has been managing Director of Restructuring at Financo, Inc. since September 2001. Ms. Domuracki has more than 25 years experience of accounting, advisory and operating management services. Her industry experience includes, senior management positions as President of Danskin, Inc., Executive Vice President of Administration and Finance of Kasper A.S.L., and most recently, Executive Vice President and Chief Financial Officer of Pegasus Apparel Group, Inc. Ms. Domuracki is a CPA and a member of the AICPA, and has a Bachelor of Business Administration from the Pennsylvania State University with a concentration in Accounting. Ms. Domuracki serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.


     Howard Arnberg, has been employed by the Company since 1995, serving in various operational roles. Mr. Arnberg served as the Company's Vice President - New Business Development and currently serves as the President of Hometown Threads, LLC. Mr. Arnberg earned a Bachelor of Science in Business Administration from the University of Florida at Gainesville in 1991 and a Juris Doctor from Brooklyn Law School in 1994. He is a member of the New York State Bar Association and the American Bar Association. Mr. Arnberg is the son of Henry Arnberg, the Company's Chairman and Chief Executive Officer. Committees of the Board of Directors

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. Each member of the Audit Committee is an "independent director" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable and as may be modified or supplemented. MaryAnn Domuracki, a member of the Audit Committee, is a financial expert within the meaning of Item 401(h)(2) of Regulation S-K privileged under the Act. The audit committee has adopted a written audit committee charter. The Board of Directors does not have a nominating committee or a committee performing the functions of a nominating committee.

     Messrs. Broitman and Gardner and Ms. Domuracki serve on the Compensation Committee, the Audit Committee, and on the Stock Option Committee. The function of the Compensation Committee is to determine the compensation of the Company's executives. The Stock Option Committee administers the Company's stock option plans and awards stock options.


Code of Ethics
--------------

     The Company has adopted a code of ethics applicable to the Company's Executive Officer and financial officer, which is a "Code of Ethics" defined by the applicable rules of the Securities and Exchange Commission. A copy of the Company's Code of Ethics is being filed with the Securities and Exchange Commission as exhibit 14.1 to this Annual Report on Form 10-K. The Company undertakes to provide to any person with out charge, upon request, a copy of the Company's Standards of Business Conduct. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer. If the Company makes any amendment to this code of ethics, other than technical, administrative or non-substantive amendments, or grants any waivers, including implicit waivers from a provision of the code of ethics to the Company's principal executive officer, principal financial officer or persons performing similar functions, the Company will disclose the motive for the amendment or waiver, its effective date and to what it applied on a report on Form 8-K filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a class of the Company's securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. In addition, officers , directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulates to furnish the Company with copies of all Section 16 forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms received by it and representations from certain reporting persons, the Company believes that during the fiscal year ended January 31, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned during the three fiscal years ended January 31, 2004, 2003 and 2002 by the Company's Chief Executive Officer and by the four most highly paid Company's Executive Officers whose total compensation for such periods exceeded $100,000 (the "Named Executives"):

Summary Compensation Table
--------------------------

                                                                    Annual Compensation               Long Term Compensation Awards
                                                           --------------------------------------     -----------------------------
                                                Fiscal                               Other Annual                       All Other
Name and Principal Position                     Year        Salary        Bonus      Compensation      Options         Compensation
-------------------------------------------    --------    -------      --------     ------------      -------         ------------

Henry Arnberg
   Chairman of the Board of Directors and
   Chief Executive Officer                      2004        $250,000       -            $2,060            -                  -
                                                2003        $279,166       -            $2,060            -                  -
                                                2002        $278,462       -            $2,031            -                  -

Paul Levine
  Vice-Chairman of the Board of Directors
  and Chief Executive Officer of Hometown
  Threads, LLC                                  2004        $250,000       -            $3,532            -                  -
                                                2003        $279,166       -            $3,532            -                  -
                                                2002        $278,462       -            $3,427            -                  -

Paul Gallagher
  President, Chief Operating Officer and
  Director                                      2004        $300,000    $150,000(3)     $3,675            -                  -
                                                2003        $300,000    $ 75,000        $3,675          300,000              -
                                                2002        $125,000       -               -            100,000              -

Beverly Eichel
  Vice President-Finance and Chief
  Financial Officer and Secretary               2004        $250,000    $ 87,500(3)     $9,000            -                  -
                                                2003        $235,000    $ 35,250        $9,000          218,000              -
                                                2002           -           -               -              -                  -

Howard Arnberg                                  2004        $170,000       -            $7,200            -                  -
  President of Hometown Threads, LLC            2003        $169,438    $ 23,375(2)     $7,200           72,900              -
                                                2002        $153,635    $ 19,125(1)     $7,200            -                  -

(1) Bonuses were earned in fiscal 2002 but paid in fiscal 2003
(2) Bonuses were earned in fiscal 2003 but paid in fiscal 2004
(3) Bonuses were earned in fiscal 2004 but paid in fiscal 2005


Option Exercises and Holdings
-----------------------------

     The following table sets forth information concerning the exercise of stock options by the Named Executives during the Company's fiscal year ended January 31, 2003 the number of options owned by the Named Executives and the value of any in-the-money unexercised stock options as of January 31, 2003.


Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

                                                                           Number of Unexercised            Value of Unexercised
                                                        Value                   Options at                 In-the-Money Options at
                              Shares Acquired          Realized             Fiscal Year End (#)              Fiscal Year End ($)
Name                          on Exercise (#)          $_______          Exercisable/Unexercisable        Exercisable/Unexercisable
-------------------------    -------------------    ---------------    ----------------------------      ---------------------------

Henry Arnberg                        0                    $0                        0/0                              $ 0/0
Paul Gallagher                       0                    $0                  192,000/208,000                     $ 0/56,250
Beverly Eichel                       0                    $0                  101,000/117,000                     $ 0/31,500
Howard Arnberg                       0                    $0                   34,300/38,600                      $ 0/21,055


There were no stock options granted to the Named Executives during fiscal 2004


Employment Agreements
---------------------

Paul Gallagher

     As of September 11, 2001, Mr. Gallagher entered into a three-year employment agreement to serve as the Company's President, Chief Operating Officer and a director.

     Mr. Gallagher's employment agreement provides for the payment of an annual base salary of $300,000. In December, 2002 the Compensation Committee approved an amendment to the employment agreement to provide for annual bonus payments as follows: $75,000 for fiscal year 2003 and for each of fiscal 2004 and fiscal 2005, a minimum bonus payment of 50% of Mr. Gallagher's annual base salary, provided the Company achieves a pre-tax profit of between $400,000 and $2,999,999. Additional incremental increases in the bonus payment can be earned based upon the achievement of a pre-tax profit in excess of $3,000,000 up to a maximum additional bonus payment of 50% of annual base salary. In addition, the employment agreement provides for the reimbursement of certain business expenses, the provision of health insurance and the use of a Company automobile.

     The agreement provided requires Mr. Gallagher to devote his entire business time and attention to the Company and provides for termination upon his death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any twelve (12) month period), or for cause (as defined in the Gallagher Agreement). In the event the Company terminates the employment agreement other than for cause or materially breaches its obligations there under, Mr. Gallagher is entitled to receive payment of his salary for up to six months plus a pro-rata of his bonus payment that would have become due. The employment agreement also provides that Mr. Gallagher shall not compete with the Company during the term of the agreement and for a period of two (2) years thereafter. There is no change of control provision contained in the employment agreement.

     In addition, in connection with the execution of the employment agreement, Mr. Gallagher also received options to purchase 100,000 shares of the Company's Class A Common Stock.

Beverly Eichel

     As of February 1, 2002, Ms. Eichel entered into a two-year employment agreement to serve as the Company's Vice-President-Finance, Chief Financial Officer and Secretary. The term of the agreement was subsequently extended through and including May 31, 2004.

     Ms. Eichel's employment agreement provides for the payment of an annual salary of $235,000 for the first year and $250,000 for the second year of the term. In December 2002, the Compensation Committee approved an amendment to the employment agreement to provide for annual bonus payments as follows: $35,250 for fiscal year 2003, and for fiscal 2004 a minimum bonus payment equal to 35% of Ms. Eichel's annual base salary provided the Company achieves a pre-tax profit of between $400,000 and $2,999,999. Additional incremental increases in the bonus payment can be earned upon the achievement of a pre-tax profit in excess of $3,000,000 up to a maximum additional bonus payment of 65% of Ms. Eichel's base annual salary. In addition, Ms. Eichel's employment agreement provides for the reimbursement of business expenses including an automobile and cellular phone allowance, the provision of health insurance and related benefits.

     The agreement provided requires Ms. Eichel to devote her entire business time and attention to the Company and provides for termination upon her death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any nine (9) month period), or for cause (as defined in the employment agreement). The employment agreement also provides that Ms. Eichel shall not compete with the Company during the term of the agreement and for a period of two (2) years thereafter. There is no change of control provision contained in the employment agreement.

     In addition, in connection with the execution of the employment agreement, Ms. Eichel also received options to purchase 50,000 shares of Class A Common Stock.

Howard Arnberg

     As of February 1, 2002, Mr. Arnberg entered into a two-year employment agreement to serve as President of Hometown Threads, LLC ("Hometown Threads").

     Mr. Arnberg's employment agreement provides for the payment of an annual base salary of $170,000. In addition, Mr. Arnberg is entitled to receive certain quarterly and annual performance based bonus and incentive payments. Mr.
Arnberg's employment agreement provides for the reimbursement of business expenses (including up to $25,000 in relocation expenses), an automobile and cellular phone allowance, the provision of health insurance and related benefits and a relocation package.

     The agreement provided requires Mr. Arnberg to devote his entire business time and attention to the Company and provides for termination upon his death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any nine (9) moth period), or for cause (as defined in the employment agreement). The employment agreement also provides that Mr. Arnberg shall not compete with the Company during the term of the agreement and for a period of one (1) year thereafter.

     The agreement further states a change of control provision which is triggered upon the sale or change in control of Hometown Threads, as well as a severance provision which entitles Mr. Arnberg to the payment of an amount equal to six (6) months base annual salary plus a pro-rata of his bonus if his employment is terminated other than for cause or if the Company materially breaches the terms of the employment agreement provided that if such termination or material breach occurs within two (2) years following Mr. Arnberg's relocation to the State of Florida, he shall be entitled to his base annual salary for a twelve (12) month period.

     In addition, in connection with the execution of the employment agreement, Mr. Arnberg received options to purchase 20,000 shares of the Company's Class A Common Stock. This agreement has expired.

Director's Compensation
-----------------------

     Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors' fee of $6,000 plus $1,250 for each board or stockholder's meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company's 1994 Non-Employee Director Stock Option Plan. In fiscal 2002, the Board approved the issuance of 50,000 warrants to each of two independent directors for services rendered to the Company. The warrants had an exercise price of $.50 per share, which was the fair market value on the date of grant. In fiscal 2004, the Board approved the issuance of 10,000 options under the Company's 1994 Non-Employee Stock Option Plan to each of three independent directors. The options have an exercise price of $.92 per share, which was the fair market value as of the date of the grant. The directors were also granted certain registration rights associated with the warrants.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
---------

     The Company's Compensation Committee of the Board of Directors consists of Herbert M. Gardner, Marvin Broitman and Mary Ann Domuracki, all of who are independent outside directors of the Company. The Compensation Committee's primary responsibility is for reviewing the Company's compensation practices for executive officers and key employees.

The Compensation Committee has furnished the following report on executive compensation.

Compensation Committee Report
-----------------------------

     The Compensation Committee of the Board of Directors (the "Committee") is composed of three independent outside directors of the Company.

     The Committee focuses on compensating Company executives on a competitive basis with other comparably sized and managed companies in a manner consistent and supportive of overall Company objectives and through a compensation plan which balances the long-term and short-term strategic initiatives of the Company. The Committee intends that the Company's executive compensation program will:

     (1) reward executives for strategic management, the achievement of key business objectives and enhancement of stockholder value;

     (2)  reflect each executive's success at resolving key operational issues;

     (3)  facilitate both the short-term and long-term planning process; and

     (4) attract and retain key executives believed to be critical to the long-term success of the Company.

     The Company's compensation program for executive officers generally consists of (i) a fixed base salary, (ii) performance-related annual bonus awards and (iii) long-term incentive compensation in the form of stock options. In addition, Company executives are able to participate in various benefit plans generally available to other full-time employees of the Company. Each executive officer's compensation package is designed to provide an appropriately weighted mix of these elements, which in the aggregate provide a level of compensation the committee believes is approximately equal to those provided by comparatively sized and managed companies.

     In reviewing the Company and executives' performance, the Committee takes into consideration, among other things, the following performance factors in making its compensation recommendations: revenues, net income and cash flow. The Committee has received outside guidance from compensation consultants in its efforts to have comparability and fairness in their determinations.

Base Salary

     Base salary for the Company's executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

Short-Term Incentives

     Short-term incentives are paid primarily to recognize specific operating performance achieved within the last fiscal year. Since such incentive payments are related to a specific year's performance, the Committee understands and accepts that such payments may vary considerably from one year to the next. The Company's bonus program generally ties executive compensation directly back to the annual performance of both the individual executive and the Company overall. Those executives not signatory to an employment agreement are able to earn a percentage of their base salary as a performance-related bonus. Where there is an employment agreement, an executive may earn a percentage of the entity's pre-tax profits as a performance-related bonus. The bonuses paid during fiscal 2004 relate to such employment agreements, as amended, with Paul Gallagher the Company's President and Chief Operating Officer and Beverly Eichel, its Vice President - Finance, Chief Financial Officer and Secretary.

Long-Term Incentives

     In  order  to  align  long-term   executive   compensation  with  long-term
stockholder value improvements, the Committee has from time to time awarded stock option grants to executives of the Company in recognition of the value of these grants in motivating long-term strategic decision making. The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's Common Stock price. During the fiscal year ended January 31, 2004, no stock options were granted to the Company's senior executive officers.

Chief Executive Officer

     Mr. Arnberg's base salary and long-term incentive compensation are determined by the Compensation Committee, based upon the same factors as those used by the Compensation Committee for executives in general. Effective September 1, 2002, Mr. Arnberg agreed to a voluntary reduction of his annual base salary from $300,000 to $250,000.

     In addition to his base salary, Mr. Arnberg is eligible to participate in the short-term and long-term incentive programs outlined above for the other Named Executives. Mr. Arnberg did not receive a short-term incentive bonus payment or any long-term incentive stock options from the Company for fiscal 2004.

                            COMPENSATION COMMITTEE:

                        Mary Ann Domuracki (Chairperson)
                                 Marvin Broitman
                               Herbert M. Gardner

Stock Option Plans
------------------

     The Company maintains two stock option plans pursuant to which options to purchase an aggregate of 1,984,375 shares of Class A Common Stock may be granted.

     1993 Stock Option Plan. The 1993 Stock Option Plan was adopted by the Board of Directors in December 1993 and was approved by the stockholders of the Company in July 1994 (the "1993 Plan"). The 1993 Plan, as amended, currently has 1,750,000 shares of Class A Common Stock reserved for issuance upon exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. ISOs may be granted under the 1993 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the 1993 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and to give them a greater personal interest in the success of the Company. The 1993 Plan is administered by the Stock Option Committee. The Committee, within the limitations of the 1993 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. Options granted under the 1993 Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any person are exercisable for the first time by such person during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The 1993 Plan will terminate in December 2003; however, options granted under the 1993 Plan will expire not more than five years from the date of grant. Options granted under the 1993 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     1994 Non-Employee Director Stock Option Plan. The 1994 Non-Employee Director Stock Option Plan, as amended, (the "Directors Plan") was adopted by the Board of Directors in September 1994 and was approved by the stockholders of the Company in June 1995. The Directors Plan has 234,375 shares of Class A Common Stock reserved for issuance. Pursuant to the current terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

     Voluntary Stock Option Cancellation Program. The price of the Company's Class A Common Stock has been depressed for some time. As compared to the exercise price on most incentive stock options, the market price of the Company's Common Stock is and has been for some time significantly lower than the exercise price of most incentive stock options issued to employees of the Company. To restore the incentive value for which the Company's stock option plans were established, the Board of Directors during fiscal 2002 approved a limited stock option voluntary cancellation program (the "Program"). The Program afforded the opportunity for employees, officers and directors holding options to turn them into the Company for cancellation. At the time the program was implemented, no new options were issued to employees who turned their options in for cancellation. The Company intends to evaluate the option holdings by its employees as a whole on an on-going basis and decide whether new options to its employees who have turned in their current options at the then fair market value of the Company's Class A common stock are warranted (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company).

     2003 Stock Option Plan. The 2003 Plan was adopted by the Board of Directors in May 2003 and was approved by the stockholders of the Company in July 2003 (the "2003 Plan"). The 2003 Plan currently has 750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code or (ii) non-qualified stock options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

     The purpose of the 2003 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and give them a greater personal interest in the success of the Company. If approved, the 2003 Plan would be administered by the Stock Option Committee. The Committee, within the limitations of the 2003 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on the shares subject to options. Options granted under the 2003 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of the grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any person are exercisable for the first time by such person during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The 2003 Plan will terminate in December, 2013 which means no options may be granted after such date. Options granted under the 2003 Plan will expire not more than five years from the date of grant; however, any options outstanding on the termination date of the 2003 Plan will continue until they expire by their terms. Options granted under the 2003 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

Stock Performance Graph/Table
-----------------------------

     The Company believes that it is the only publicly-held firm in the embroidery equipment industry, and therefore does not believe that it can reasonably identify an embroidery industry-based peer group. The Company has elected to define a peer group based on a group of six industrial distributors, trading in similar SIC Codes, with relatively low market capitalization for a benchmark. The following graph and table compares the change in the cumulative total stockholder return for the five-year period beginning on January 31, 2000, and ending on January 31, 2004, based upon the market price of the Company's Class A Common Stock, with the cumulative total return of the NASDAQ Composite Index and the defined Peer Group. The Peer Group includes the following companies: Lancer Corp.; Quipp Inc.; Paul Mueller Company; Oilgear Company; and Key Technology Inc. The graph assumes a $100 investment on January 31, 2000 in each of the indices and the reinvestment of any and all dividends.

                                [GRAPH OMITTED]




 Comparison of Five-Year Cumulative Total Return Among Hirsch International Corp.,
 NASDAQ Composite Index and an Industry-based Market Capitalization-Based Peer Group

                                              1/31/00         1/31/01         1/31/02         1/31/03        1/31/04
                                              -------         -------         -------         -------        -------
Hirsch International Corp.                     $100            $ 77            $38             $32            $172
NASDAQ Composite Index                          100              70             49              34              52
Peer Group                                      100             115             86              91             122


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of April 19, 2004, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group:



                                                                                Amount and Nature of
Name and Address of Beneficial Owner (1)        Title of Class (2)             Beneficial Ownership             Percent of Class
-----------------------------------------    --------------------------    ------------------------------    ----------------------
Henry Arnberg...................                      Class A                         13,158                           *
                                                      Class B                      1,368,578 (3)                     51.3%

Paul Levine.....................                      Class A                            -                             -
                                                      Class B                      1,099,621 (4)                     41.2%

Marvin Broitman.................                      Class A                         72,604 (5)                      1.3%
                                                      Class B                            -                             -

Herbert M. Gardner..............                      Class A                         79,474 (6)                      1.4%
                                                      Class B                            -                             -

Mary Ann Domuracki..............                      Class A                         19,999 (7)                       *
                                                      Class B                            -                             -

Paul Gallagher..................                      Class A                        486,666 (8)                      8.3%
                                                      Class B                            -                             -

Beverly Eichel..................                      Class A                        131,333 (9)                      2.3%
                                                      Class B                            -                             -

Howard Arnberg..................                      Class A                         43,567 (10)                      *
                                                      Class B                         25,000                           *

All Officers and Directors as a group                 Class A                        846,801                         13.8%
(eight persons)
                                                      Class B                      2,493,199                         93.4%

*    Less than one percent

(1) All addresses are c/o Hirsch International Corp., 200 Wireless Boulevard, Hauppauge, New York 11788.

(2) The Company's outstanding Common Stock consists of two classes. Class A Common Stock and Class B Common Stock. The Class A Common Stock and the Class B Common Stock are substantially identical except that two-thirds of the directors of the Company will be elected by Messrs. Arnberg and Levine, the holders of most of the Class B Common Stock, as long as the number of outstanding Shares of Class B Common Stock equals or exceeds 400,000 shares.

(3) Includes 968,518 shares of Class B Common Stock held by an estate planning entity for the benefit of Mr. Arnberg's children. Mr. Arnberg exercises voting control over these shares

(4) Includes 100,000 shares of Class B Common Stock owned by his wife and 100,000 shares of Class B Common Stock owned by trusts created for the benefit of his minor children as to which he disclaims beneficial ownership.

(5) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.96 and 7,499 shares of Class A Common Stock at an exercise price of $0.27 and 3,333 shares of Class A Common Stock at an exercise price of $0.92 per share. Also includes warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share. Does not include options to purchase 5,001 shares of Class A Common Stock at an exercise price of $0.27 and options to purchase 6,667 shares of Class A Common Stock at an exercise price of $0.92 per share.

(6) Includes 8,002 shares held in retirement account. Also includes 640 shares owned by his wife as to which he disclaims beneficial ownership. Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.96; 7,499 shares of Class A Common Stock at an exercise price of $0.27 and 3,333 shares of Class A Common Stock at an exercise price of $0.92 per share. Also includes warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share. Does not include options to purchase 5,001 shares of Class A Common Stock at an exercise price of $0.27 and options to purchase 6,667 shares of Class A Common Stock at an exercise price of $0.92 per share.

(7) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.89; 6,666 shares of Class A Common Stock at an exercise  price of $0.27  and 3,333  shares  of Class A Common  Stock at an exercise price of $0.92 per share. Does not include options to purchase 3,334 shares of Class A Common Stock at an exercise price of $0.89; 3,334 shares of Class A Common Stock as an exercise price of $0.27 and options to purchase 6,667 shares of Class A Common Stock at an exercise price of $0.92 per share.

(8) Includes options to purchase 100,000 and 91,666 shares of Class A Common Stock at an exercise price of $0.95 and $0.27 per share respectively. Does not include options to purchase 208,334 shares of Class A Common Stock at an exercise price of $0.27 per share.

(9) Includes options to purchase 50,000 and 51,333 shares of Class A Common Stock at an exercise price of $0.52 and $0.27 per share respectively. Does not include options to purchase 116,667 shares of Class A Common Stock at an exercise price of $0.27 per share.

(10) Includes options to purchase 20,000 shares of Class A Common Stock at an exercise price of $1.00 per share, options to purchase 13,334 shares of Class A Common Stock at $0.52 per share and options to purchase 7,633 shares of Class A Common Stock at an exercise price of $0.27 per share. Does not include options to purchase 10,000 shares of Class A Common Stock at an exercise price of $1.00 per share, options to purchase 6,666 shares of Class A Common Stock at an exercise price of $0.52 per share and options to purchase 15,267 shares of Class A Common Stock at an exercise price of $0.27 per share.

     The Company is unaware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its Pulse Microsystems Ltd. subsidiary ("Pulse") to an entity affiliated with Tas Tsonis, a former director of the Company and Chief Executive Officer of Pulse, and Brian Goldberg, a former Vice President of the Company and President of Pulse. The consideration received by the Company was approximately equal to Pulse's net asset value. The terms of the transaction were the product of an extensive arms-length negotiation between Management and the purchaser and were approved by the Board of Directors after presentation by and consultation with Management. Management and the Board believe that the consideration received by the Company for the transferred equity interests to be within a range of value that was fair to the Company. (See Note 7 to Consolidated Financial Statements)

     The Company executed an Purchase and Sale Agreement with Tajima Industries, Ltd. ("Tajima") and the Company's Tajima USA, Inc. subsidiary ("TUI") pursuant to which the Company sold and Tajima purchased all of the common stock (the "Shares") owned by the Company, constituting a 55% equity interest, in TUI, upon the terms and conditions set forth in the Purchase and Sale Agreement. The sale was effective as of January 31, 2004. Upon the consummation of the sale, Tajima owned 100% of TUI.

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement), calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price will be determined on or before April 30, 2004, and paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company agreed to repay TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable shall be paid as follows:

          (a) the Initial Payment ($500,000) was paid by Tajima to TUI on behalf of the Company,

          (b) assignment by the Company to TUI of its right to receive the sum of $2,200,000 from Tajima upon payment of the balance due on the Purchase Price, and

          (c) the payment by the Company of the sum of $4,482,000 in five (5) equal monthly installments of $735,167 each and a sixth payment of $806,165, commencing February 29,2004 and continuing through and including July 31, 2004.

     The Company has advanced approximately $496,000 for premiums on split dollar life insurance for Henry Arnberg, the Company's Chairman and Chief Executive Officer and Paul Levine, the Vice-Chairman of the Board and Chief Executive Officer of Hometown Threads, LLC. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances are collateralized by the cash surrender value of the policies, which totaled in the aggregate approximately $681,000 at January 31, 2004 for both policies. The premiums for these policies are currently being paid out of the accumulated dividends for the policies.


     Howard Arnberg, the President of Hometown Threads, LLC ("Hometown Threads") and the son of Henry Arnberg, the Company's Chairman of the Board and Chief Executive Officer entered into a two-year employment agreement, as amended, with the Company and Hometown Threads, commencing February 1, 2002. The employment agreement provides for the payment to Mr. Arnberg of an annual base salary of $170,000. In addition, Mr. Arnberg is entitled to receive certain quarterly and annual performance based bonus and incentive payments. Mr. Arnberg's employment agreement provides for the reimbursement of business expenses (including up to $25,000 in relocation expenses), an automobile and cellular phone allowance, the provision of health insurance and related benefits and a relocation package. The employment agreement requires Mr. Arnberg to devote his entire business time and attention to the Company and provides for termination upon his death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any nine (9) month period), or for cause (as defined in the employment agreement). The employment agreement also provides that Mr. Arnberg shall not compete with the Company during the term of the agreement and for a period of one (1) year thereafter. The employment agreement contains a change of control provision which is triggered upon the sale or change in control of Hometown Threads, as well as a severance provision which entitles Mr. Arnberg to the payment of an amount equal to six (6) months base annual salary plus a pro-rata portion of his bonus if his employment is terminated other than for cause or if the Company materially breaches the terms of the employment agreement provided that if such termination or material breach occurs within two
(2) years following Mr. Arnberg's relocation to the State of Florida, he shall be entitled to his base annual salary for a twelve (12) month period. Mr. Arnberg also received options to purchase 20,000 shares of the Company's Class A Common Stock.

     Marc Arnberg, the son of Henry Arnberg, the Company's Chairman of the Board and Chief Executive Officer, is employed by the Company as the Product Director. Mr. Arnberg receives a base salary as well as the opportunity to earn a performance based bonus based on criteria established by management for employees of a similar level of responsibility.

     Henry Arnberg, the Company's Chairman of the Board and Chief Executive Officer, together with his wife and Paul Levine, the Company's Vice Chairman of the Board and President of Hometown Threads, LLC, had owned a travel agency which had been located on the premises of the Company's corporate headquarters in Hauppauge, New York. The Company would pay this entity customary fees for any travel and related services provided to the Company. During fiscal 2004, this entity terminated its options, and ceased closing business.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees paid to BDO Seidman, LLP for professional services for each of the two fiscal years ended January 31, 2004 and 2003:

                                                                        2004                   2003
                                                                  ------------------     ------------------
          Audit Fees.........................................         $175,000               $154,000
          Audit-Related Fees.................................           29,000                 29,000
          Tax Fees...........................................           55,000                 48,000
                                                                  ------------------     ------------------
                                                                      $259,000               $231,000
                                                                  ==================     ==================

     Audit fees include fees billed for (a) the audit of Hirsch International Corp. and its consolidated subsidiaries, (b) the review of quarterly financial information, (c) attendance at the annual stockholders' meeting and (d) the statutory audit for one subsidiary.

     Audit-Related Fees include fees billed for (a) consultation on accounting matters and (b) the audit of an employee benefit plan.

     Tax Fees include fees billed for the preparation of tax returns and consulting on tax examinations and planning matters.

The Audit Committee negotiates the annual audit fee directly with the Company's independent auditors. The Audit Committee has also established pre-approved services for which the Company's management can engage the Company's independent auditors. Any work in addition to these pre-approved services in a quarter requires the advance approval of the Audit Committee. The Audit Committee considers whether the provision of permitted non-audit services is compatible with maintaining BDO Seidman, LLP's independence. On a regular basis, all services under arrangements not in existence on May 6, 2003 were pre-approved by the Audit Committee.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     10.  The following documents are filed as part of this report:

          1. Index to Consolidated Financial Statements Signature Page

     10. Independent Auditors' Report

               Consolidated Balance Sheets

               Consolidated Statements of Operations

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

          3. The Exhibits, which are listed on the Exhibit Index attached hereto

(b)  Reports on Form 8-K

     10. On February 23, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing the sale of its equity interest in its Tajima USA, Inc. subsidiary.



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


                                                     HIRSCH INTERNATIONAL CORP.
                                                     --------------------------
                                                     Registrant

                                                     By:/s/ Henry Arnberg
                                                        ----------------------
                                                        Henry Arnberg,
                                                        Chief Executive Officer
Dated:  April 29, 2004

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

Signature                                      Title                                                       Date
---------                                      -----                                                       ----

/s/ Henry Arnberg                              Chairman of the Board of Directors and Chief Executive      April 29, 2004
------------------------------------------     Officer (Principal Executive Officer)
Henry Arnberg


/s/ Paul Gallagher                             President and Chief Operating Officer and Director          April 29, 2004
------------------------------------------
Paul Gallagher


/s/ Beverly Eichel                             Vice President-Finance and Administration, and Chief        April 29, 2004
------------------------------------------     Financial Officer (Principal Accounting and Financial
Beverly Eichel                                 Officer), Secretary


/s/ Daniel Vasquez                             Corporate Controller                                        April 29, 2004
------------------------------------------
Daniel Vasquez


/s/ Marvin Broitman                            Director                                                    April 29, 2004
------------------------------------------
Marvin Broitman


/s/ Mary Ann Domuracki                         Director                                                    April 29, 2004
------------------------------------------
Mary Ann Domuracki


/s/ Herbert M. Gardner                         Director                                                    April 29, 2004
------------------------------------------
Herbert M. Gardner


                                  EXHIBIT INDEX


    Exhibit No.      Description of Exhibit
-----------------    ---------------------------------------------------------------------------------------------------------------
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

         +++10.6     1993 Stock Option Plan, as amended

         ***10.7     2003 Stock Option Plan

         +++10.8     1994 Non-Employee Director Stock Option Plan, as amended

          **10.9     Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.

         ++10.10     First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.

       ****10.11     Loan and Security Agreement dated as of November 26, 2002, by and between Congress Financial Corporation, as
                      Lender and Hirsch International Corp., as Borrower.

       ++++10.12     Amendment No. 1 to Loan and Security Agreement dated as of April 28, 2003

          #10.13     Amendment No.2 to Loan Security Agreement dated as of July 16, 2003

           10.14     Amendment No.3 to Loan and Security Agreement dated April 30, 2004

      *****10.15     Purchase and Sale Agreement dated as of January 31,2004, by and among the Company, Tajima Industries, Ltd. and
                     Tajima USA, Inc.

            14.1     Code of Ethics

            21.1     List of Subsidiaries of the Registrant

            23.1     Independent Auditor's Consent

            31.1     Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
                     of 1934.

            31.2     Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
                     of 1934.

            32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-----------------------------------------------------------------------------------------------------------------------------------

% Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

^ Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

@ Incorporated by reference from the Registrant's Form 10-K filed for the year ended January 31, 1997.

+ Incorporated by reference from Registrant's Form 10-Q filed for the quarter ended October 31, 1999.

* Incorporated by reference from the Registrant's Registration Statement on Forms S-1, Registration Number 33-72618.

** Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission March 15, 2001.

++ Incorporated by reference from Registrant's Form 10-K for the fiscal year ended January 31, 2002.

+++ Incorporated by reference from Registrant's definitive proxy statement filed with the Commission on May 30, 2002.

*** Incorporated by reference from Registrant's definitive proxy statement filed with the Commission on June 2, 2003.

**** Incorporated by reference from Registrant's Report on Form 8-K with the Commission on December 6, 2002.

**** Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on February 23, 2004.

++++ Incorporated by reference from Registrant's Report on Form 10-K filed with the Commission on April 30, 2003.

# Incorporated by reference from Registrant's Report on Form 10-Q filed with the Commission on September 15, 2003.



                          Index to Financial Statements
                           Hirsch International Corp.


Independent Auditors' Report                                                            F-2

Consolidated Financial Statements

         Balance Sheet as of January 31, 2004 and 2003                                  F-3-F-4

         Statements of Operations for the years ended
                  January 31, 2004, 2003 and 2002                                       F-5

         Statements of Stockholders' Equity for the years ended
                  January 31, 2004, 2003 and 2002                                       F-6

         Statements of Cash Flows for the years ended
                  January 31, 2004, 2003 and 2002                                       F-7

         Notes to the Consolidated Financial Statements                                 F-8-F-24




                          Independent Auditors' Report


Board of Directors
Hirsch International Corp.
Hauppauge, New York


     We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
April 15, 2004, except for Note 15, which is as of April 30, 2004


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31

------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                               2004                             2003

CURRENT ASSETS:
   Cash and cash equivalents                                                      $8,963,000                        $7,702,000
   Restricted cash (Note 2)                                                        3,000,000                           900,000
   Short term note receivable (Note 7)                                                     -                           500,000

   Accounts receivable, net of an allowance for possible losses of
   $680,000 and $1,451,000, respectively (Notes 4 and 15)                          6,587,000                         3,980,000
   Inventories, net (Notes 3 and 15)                                               6,922,000                         6,470,000
   Prepaid and refundable income taxes                                                     -                         3,385,000
   Other current assets                                                              288,000                           686,000
   Assets of discontinued operations (Notes 5 and 7)                               1,137,000                        12,070,000
                                                                          ----------------------------     -------------------------
                          Total current assets                                    26,897,000                        35,693,000
                                                                          ----------------------------     -------------------------

PROPERTY, PLANT AND EQUIPMENT, Net (Note 6)                                        2,419,000                         2,798,000
OTHER ASSETS (Note 8)                                                              1,030,000                         1,256,000
                                                                          ----------------------------     -------------------------
                              TOTAL ASSETS                                       $30,346,000                       $39,747,000
                                                                          ============================     =========================


See notes to consolidated financial statements.

                                                                                                                        (Continued)



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31

------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                    2004                            2003

CURRENT LIABILITIES:

   Trade acceptances payable (Note 15d)                                             $ 1,324,000                     $ 969,000
   Accounts payable and accrued expenses (Note 9)                                     8,768,000                     7,850,000
   Customer deposits and other                                                          625,000                       865,000
   Liabilities of discontinued operations (Note 7)                                    1,635,000                    11,610,000
                                                                            ---------------------         ---------------------
                  Total current liabilities                                          12,352,000                    21,294,000

CAPITALIZED LEASE OBLIGATIONS - Less current maturities (Note 10)                     1,418,000                     1,541,000
DEFERRED GAIN - (Note 10)                                                               728,000                       847,000
                                                                            ---------------------         ---------------------
   Total liabilities                                                                 14,498,000                    23,682,000
                                                                            ---------------------         ---------------------

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 12): Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                                             -                             -
   Class A common stock, $.01 par value; authorized: 20,000,000 shares;
   issued and outstanding; 6,827,000 and 6,815,000 shares respectively                   68,000                        68,000
   Class B common stock, $.01 par value; authorized: 3,000,000 shares,
   outstanding: 2,668,000 shares                                                         27,000                        27,000
   Additional paid-in capital                                                        41,408,000                    41,397,000
   Accumulated deficit                                                             (23,638,000)                  (23,825,000)
                                                                            ---------------------         ---------------------
                                                                                     17,865,000                    17,667,000
   Less: Treasury Class A Common stock at cost, 1,164,000 and 695,000
   shares, respectively                                                               2,017,000                     1,602,000
                                                                            ---------------------         ---------------------
        Total stockholders' equity                                                   15,848,000                    16,065,000
                                                                            ---------------------         ---------------------
                                                                                    $30,346,000                   $39,747,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            =====================         =====================

See notes to consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Three Years Ended January 31,
                                                                                   2004             2003                2002
                                                                              --------------   ---------------    ---------------
NET SALES                                                                      $48,142,000       $43,956,000         $50,156,000

COST OF SALES (Note 15)                                                         31,946,000        29,849,000          36,876,000
                                                                              --------------   ---------------    ---------------
GROSS PROFIT                                                                    16,196,000        14,107,000          13,280,000
                                                                              --------------   ---------------    ---------------
OPERATING EXPENSES
    Selling, general and administrative expenses                                19,553,000        17,936,000          24,925,000
    Impairment of goodwill (Note 16)                                                     -                 -           3,477,000
    Restructuring costs (income) (Note 9)                                        (716,000)                 -           2,259,000
                                                                              --------------   ---------------    ---------------
                  Total operating expenses                                      18,837,000        17,936,000          30,661,000
                                                                              --------------   ---------------    ---------------

OPERATING LOSS                                                                 (2,641,000)       (3,829,000)        (17,381,000)
                                                                              --------------   ---------------    ---------------
OTHER INCOME  (EXPENSE)
    Interest expense                                                             (215,000)         (259,000)           (317,000)
    Other income - net                                                             360,000           638,000             708,000
                                                                              --------------   ---------------    ---------------
                  Total other income                                               145,000           379,000             391,000
                                                                              --------------   ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME TAXES, AND
DISCONTINUED OPERATIONS                                                        (2,496,000)       (3,450,000)        (16,990,000)

INCOME TAX PROVISION (BENEFIT) (Note 11)                                            25,000         (504,000)         (5,881,000)
                                                                              --------------   ---------------    ---------------
LOSS FROM CONTINUING OPERATIONS                                                (2,521,000)       (2,946,000)        (11,109,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET (Note 7)                        2,965,000       (2,604,000)         (7,216,000)
                                                                              --------------   ---------------    ---------------
NET INCOME (LOSS)                                                                 $444,000      ($5,550,000)       ($18,325,000)
                                                                              ==============   ===============    ===============
LOSS PER SHARE:
    Basic and diluted:
    Loss from continuing operations                                                ($0.29)           ($0.34)             ($1.25)

    Income (loss) from discontinued operations                                        0.34            (0.30)              (0.81)
                                                                              --------------   ---------------    ---------------
    Net income (loss)                                                                $0.05           ($0.64)             ($2.06)
                                                                              ==============   ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES IN THE
 CALCULATION OF INCOME (LOSS) PER SHARE
    Basic and diluted                                                            8,571,000         8,789,000           8,893,900
                                                                              ==============   ===============    ===============

See notes to consolidated financial statements.




                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                THREE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                       Class A                              Class B
                                                    Common Stock                         Common Stock
                                                      (Note 11)                            (Note 11)
                                           ---------------------------------   ---------------------------------
                                                Shares           Amount             Shares            Amount           Additional
                                                                                                                    Paid-In Capital
                                           ---------------   ---------------   ---------------    --------------    ----------------

BALANCE, JANUARY 31, 2001                        6,815,000           $68,000         2,668,000         $27,000          $41,397,000
  Purchase of treasury shares (Note 13)                 --                --                --              --                   --
    Gain on foreign currency translation                --                --                --              --                   --
    Net loss                                            --                --                --              --                   --
  Total comprehensive income                            --                --                --              --                   --
                                           ---------------   ---------------   ---------------    --------------    ----------------
BALANCE, JANUARY 31, 2002                        6,815,000            68,000         2,668,000          27,000           41,397,000
  Comprehensive income:
    Gain on foreign currency translation                --                --                --              --                   --
    Net loss                                            --                --                --              --                   --
  Total comprehensive income                            --                --                --              --                   --
                                           ---------------   ---------------   ---------------    --------------    ----------------
BALANCE, JANUARY 31, 2003                        6,815,000            68,000         2,668,000          27,000           41,397,000
   Exercise of stock options & warrants             12,000                --                --              --               11,000
   Dividends                                            --                --                --              --                   --
  Purchase of treasury shares (Note 13)                 --                --                --              --                   --
    Net income                                          --                --                --              --                   --
                                           ---------------   ---------------   ---------------    --------------    ----------------
BALANCE, JANUARY 31, 2004                        6,827,000           $68,000         2,668,000         $27,000          $41,408,000
                                           ===============   ===============   ===============    ==============    ================

                                                  Accumulated
                                                     other
                                                 Comprehensive           Accumulated          Treasury
                                                 Income (Loss)             Deficit              Stock               Total
                                                 -------------           -----------          --------              -----
                                                   (Note 2)

BALANCE, JANUARY 31, 2001                               $88,000                $50,000       $(1,352,000)        $40,278,000
  Purchase of treasury shares (Note 13)                      --                     --          (250,000)          (250,000)
     Loss on foreign currency translation             (244,000)                     --                 --          (244,000)
     Net loss                                                --           (18,325,000)                 --       (18,325,000)
                                                                                                               ---------------
  Total comprehensive income                                 --                     --                 --       (18,569,000)
                                               -----------------    --------------------    ---------------    ---------------
BALANCE, JANUARY 31, 2002                             (156,000)           (18,275,000)        (1,602,000)         21,459,000
     Gain on foreign currency translation               156,000                     --                 --            156,000
     Net loss                                                --            (5,550,000)                 --        (5,550,000)
                                                                                                               ---------------
  Total comprehensive income                                 --                     --                 --        (5,394,000)
                                               -----------------    --------------------    ---------------    ---------------
BALANCE, JANUARY 31, 2003                                    --           (23,825,000)        (1,602,000)        $16,065,000
    Exercise of stock options & warrants                     --                     --                 --             11,000
    Purchase of treasury shares (Note 13)                    --                     --          (415,000)          (415,000)
    Dividends                                                --              (257,000)                 --          (257,000)
     Net income                                              --                444,000                 --            444,000
                                               -----------------    --------------------    ---------------    ---------------
BALANCE, JANUARY 31, 2004                                 $  --          ($23,638,000)       ($2,017,000)        $15,848,000
                                               =================    ====================    ===============    ===============

See notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE YEARS ENDED JANUARY 31,

------------------------------------------------------------------------------------------------------------------------------------

                                                                                 2004                2003                 2002
                                                                                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                           $444,000         $(5,550,000)        $(18,325,000)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                                887,000              809,000            2,186,000
   Gain on sale of assets                                                     (169,000)            (119,000)            (170,000)
   Changes in reserves                                                        (140,000)              410,000            3,275,000
   Deferred income taxes                                                              -            (130,000)                    -
   Minority interest                                                            235,000              196,000                    -
   Write-off of goodwill                                                              -                    -            3,477,000
   Reversal of restructuring accrual reserves                                 (716,000)                    -                    -
   Reversal of lease reserves                                               (2,000,000)                    -                    -

Changes in assets and liabilities:
   Accounts receivable                                                      (2,498,000)            4,675,000            1,461,000
   Net investments of sales type leases                                         553,000            5,365,000          (2,897,000)
   Inventories                                                                1,431,000            2,910,000            (466,000)
   Other current assets and other assets                                        453,000          (1,431,000)              160,000
   Trade acceptances payable                                                    355,000          (1,216,000)          (1,790,000)
   Accounts payable and accrued expenses                                      1,989,000          (3,718,000)           10,634,000
   Prepaid income taxes and income taxes payable                              3,176,000            3,742,000          (5,124,000)
                                                                         ---------------    -----------------    -----------------
     Net cash provided by (used in) operating activities                      4,010,000            5,943,000          (7,579,000)
                                                                         ---------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (552,000)            (547,000)            (533,000)
   Proceeds from sale of fixed assets                                           100,000                    -            4,236,000
   Proceeds from sale of subsidiary                                             500,000              530,000                    -
                                                                         ---------------    -----------------    -----------------
     Net cash provided by (used in) investing activities                         48,000             (17,000)            3,703,000
                                                                         ---------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted Cash                                                          (2,100,000)            (900,000)                    -
   Repayments of long-term debt                                               (123,000)             (83,000)             (53,000)
   Payment of Deferred Financing Costs                                                -            (518,000)                    -
   Exercise of Stock Options                                                     11,000                    -                    -
   Payment of Dividends                                                       (170,000)                    -                    -
   Purchase of treasury shares                                                (415,000)                    -            (250,000)
                                                                         ---------------    -----------------    -----------------
     Net cash used in financing activities                                  (2,797,000)          (1,501,000)            (303,000)
                                                                         ---------------    -----------------    -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               -              156,000            (244,000)
                                                                         ---------------    -----------------    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,261,000            4,581,000          (4,423,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  7,702,000            3,121,000            7,544,000
                                                                         ---------------    -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $8,963,000           $7,702,000           $3,121,000
                                                                         ===============    =================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest and bank fees paid                                                 $215,000             $259,000             $419,000
                                                                         ===============    =================    =================
   Income taxes paid                                                           $350,000               $9,000               $7,000
                                                                         ===============    =================    =================

Supplemental Disclosure of non-cash investing activity: On October 31, 2002 the Company received a note in the amount of $500,000 from the sale of its Pulse subsidiary. In connection with the sale of its TUI subsidiary effective January 31, 2004, the Company incurred accounts payable to TUI in the amount of $4.5 million.

See notes to consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

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

     On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai"), an affiliate of Tajima, the Company's major supplier, purchased a 45 percent interest in TUI for $900,000. For financial reporting purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet as of January 31, 2003 and Tokai's share of the earnings has been reported as minority interest in the Company's Consolidated Statements of Operations for the years ended January 31, 2004, 2003 and 2002. As of January 31, 2004 the Company sold its majority position in TUI to Tajima Industries and its earnings have been reported as discontinued operations.

     The Company is a single source provider of sophisticated equipment and value added products and services to the embroidery industry. The embroidery equipment and value added products sold by the Company are widely used by contract embroiderers, large and small manufacturers of apparel and fashion accessories, retail stores and embroidery entrepreneurs servicing specialized niche markets.

See Note 7 to the Consolidated Financial Statements for discontinued operations of the leasing subsidiary, Pulse and TUI as of January 31, 2004.

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

b. Revenue Recognition - The Company distributes embroidery equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2004, 2003 and 2002, most sales of new equipment did not require installation within the terms of the sales contract; these sales were recorded at the time of shipment, at which time title is transferred to the customer.

     Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

c. Cash Equivalents - Cash equivalents consist of money market accounts with initial maturities of three months or less. As of January 31, 2004 the Company had $3.0 million in restricted cash which is being used to collateralize outstanding letters of credit due in 90 days.

d. Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly adversely affected.

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

f. Foreign Currency Transactions - Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. Gains and losses from foreign currency transactions are included in other income, net and are not significant.

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

        Furniture and fixtures                                 3-7
        Machinery and equipment                                3-7
        Software                                                3
        Automobiles                                            3-5
        Leasehold improvements                                 3-20
        Property under capital lease                            10

h. Impairment of Long-Lived Assets - The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. In that regard the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. During the fourth quarter of Fiscal 2002, the remaining balance of $3,477,000 of goodwill associated with the acquisitions of SMX Corporation and Sedeco Corporation was written off. (See Note 16).

i. Warranty - The Company has a five-year limited warranty policy for its embroidery machines. The Company's policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company's operating expenses and net income (loss) could be significantly adversely affected.

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

l. Income (Loss) Per Share - Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants were anti-dilutive for the fiscal years ended January 31, 2004, 2003 and 2002.

m. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method.

     The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Fiscal 2004: dividend yield of 4.00%, volatility of 72%, risk-free interest rate of 2.37% for grants on 06/02/2003, 2.14% for grants on 06/16/2003 and 2.63% for grants on 07/09/2003 and an expected life of 5 years; Fiscal 2003: dividend yield of 0%, volatility of 79%, risk-free interest rate of 4.48% for employees and 4.07% for non-employees and and expected life of 5 years; Fiscal 2002: dividend yield of 0%, volatility of 79%, risk-free interest rate of 3.97% and expected life of 3.6 years The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of the options granted during 2004, 2003 and 2002 was $0.84, $0.16 and $0.53, respectively.

     If compensation cost for the Company's stock options had been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:



                                                              Year Ended January 31,
                                              2004                     2003                    2002
                                              ----                     ----                    ----
Net income (loss):
  Net income (loss) as reported             $444,000               $(5,550,000)            $(18,325,000)

Deduct Total stock-based employee
compensation expense determined
under fair value method                      70,000                   82,000                  182,000
                                       --------------------     --------------------    --------------------
  Pro forma net income (loss)               $374,000               $(5,632,000)            $(18,507,000)
                                       ====================     ====================    ====================
Basic and diluted net income
 (loss) per share:
  As reported                                 $0.05                   $(0.63)                 $(2.06)
  Pro forma                                   $0.04                   $(0.64)                 $(2.08)

n. Comprehensive Income - Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income (loss) and foreign exchange translation adjustments related to Pulse Canada and is presented in the consolidated statements of stockholders' equity.

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

p.   Fair  Value  of  Financial  Instruments  -  Financial  instruments  consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at January 31, 2004 and 2003, the fair value of the Company's financial instruments approximated the carrying value.

q. Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 is not expected to have an impact on the Company's consolidated financial statements.

     The Emerging  Issues Task Force ("EITF") issued EITF Issue No,
     00-21 "Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-31 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's consolidated financial statements.

r. Reclassifications - As a result of discontinued operations, certain reclassifications have been applied to prior year amounts to conform to current year presentation.

s. Shipping and handling expenses - The Company records shipping and handling expenses in operating expenses on the statement of operations. These expenses were approximately; $974,000, $1,012,000 and $1,194,000 during the years ended January 31, 2004, 2003 and 2002, respectively. Amounts billed to customers were immaterial for all periods presented.


3.       INVENTORIES

                                                  January 31,
                                            2004                   2003
                                     --------------------------------------

New machines                                 $5,194,000         $5,180,000
Used machines                                   344,000            796,000
Parts and accessories                         2,966,000          2,290,000
Less reserve for slow-moving
 inventory                                   (1,582,000)        (1,796,000)
                                     --------------------------------------
Total                                        $6,922,000         $6,470,000
                                     --------------------------------------


4. CHANGES IN RESERVES

Allowance for Doubtful Accounts:
--------------------------------

                                     Opening                                 Ending
                                     Balance    Additions    Write Offs      Balance
                                     -------    ---------    ----------      -------
     Year ended January 31, 2004    $1,451,000   $230,000   $(1,001,000)   $  680,000

     Year ended January 31, 2003    $2,893,000   $151,000   $(1,593,000)   $1,451,000

     Year ended January 31, 2002    $2,570,000   $870,000   $  (547,000)   $2,893,000


     Inventory Reserve
     -----------------

                                      Opening                                                       Ending
                                      Balance       Additions       Write Offs      Adjustments     Balance
                                      -------       ---------       ----------      -----------     -------
     Year ended January 31, 2004    $1,946,000     $   80,000     $          0     $  (444,000)   $1,582,000

     Year ended January 31, 2003    $2,185,000     $  259,000     $  (498,000)     $          0   $1,946,000

     Year ended January 31, 2002    $2,450,000     $2,405,000     $(2,670,000)     $          0   $2,185,000

During fiscal 2004 the Company reversed $444,000 in inventory reserves that were no longer necessary.


5. NET INVESTMENT IN SALES-TYPE LEASES

                                                                                               January 31,
                                                                                       2004                   2003
                                                                                --------------------  -------------------
Total minimum lease payments receivable                                                   $423,000          $ 2,331,000
Estimated residual value of leased property (unguaranteed) (A)                             853,000            3,920,000
Reserve for estimated uncollectible lease payments                                         (94,000)          (1,165,000)
Less: Unearned income                                                                      (79,000)            (413,000)
                                                                                --------------------  -------------------
Net investment - Included in Assets of discontinued operations                          $1,103,000          $ 4,673,000
(See Note 7)                                                                    ====================  ===================

(A) The estimated residual value of leased property will fluctuate based on volume of transactions, financial structure of the transactions, sales of residuals to third party financing organizations and periodic recognition of the increased net present value of the residuals over time.


6. PROPERTY, PLANT AND EQUIPMENT

                                                                                       January 31,
                                                                                2004                   2003
                                                                         --------------------  -----------------
Property Under Capital Lease Obligation                                           $1,786,000         $1,786,000
Software                                                                             576,000            458,000
Machinery and equipment                                                            5,316,000          5,546,000
Furniture and fixtures                                                             1,986,000          1,927,000
Automobiles                                                                          294,000            294,000
Leasehold improvements                                                               583,000            304,000
                                                                         --------------------  -----------------
Total                                                                             10,541,000         10,315,000
Less: Accumulated depreciation and amortization                                  (8,122,000)        (7,517,000)
                                                                         --------------------  -----------------
Property, plant and equipment, net                                                $2,419,000         $2,798,000
                                                                         ====================  =================


7. DISCONTINUED OPERATIONS

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to sell the net assets by January 2005.

Summary operating results of the discontinued operations of HAPL Leasing are as follows (in thousands):


                                          For the year ended January 31,
                                      2004             2003             2002
                                      ----             ----             ----
Revenue...........................  $ 619            $ 1,554          $ 3,488
Gross profit......................    278                128            1,575
Income (loss) from
 discontinued operations..........  $2,000           $(4,000)         $(7,686)

     The operating loss in fiscal 2003 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The operating loss in fiscal 2002 includes $4.6 million provision for the CIT/UNL liability and the sale of the residual receivables associated with it; $2.6 million increase in the MLPR provision; $0.6 million employee severance costs; and $0.5 million in asset write off and provision for future losses until termination. The UNL (Ultimate Net Loss) represents the Company's liability of up to approximately 10% of all contracts purchased by CIT. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio. In July 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL lease portfolios from the CIT Group to Beacon Funding. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for approximately $375,000. The Company reversed as part of discontinued operations, $2.0 million of reserves associated with the UNL lease portfolio. The transaction closed in September 2003.

Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):

                                              For the year ended January 31,
                                               2004                  2003
                                           --------------      --------------
Assets:
   Accounts receivable...................   $    0              $   16
   MLPR and residuals (Note 5)...........    1,103               4,673
   Property, plant and equipment, net....        0                  33
   Inventory.............................       23                 113
   Prepaid taxes and other assets........       11                  79
                                           --------------      --------------
Total Assets.............................   $1,137              $4,914
                                           ==============      ==============

Liabilities:
   Accounts payable and accrued expenses.   $1,548              $6,758
   Income taxes payable..................       87                  87
                                           --------------      --------------
   Long term debt........................        0                  14
                                           --------------      --------------
Total Liabilities........................    $1,635              $6,859
                                           ==============      ==============

     Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

     Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million to be paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 and including interest accruing on the principal balance at the rate of US Prime +1% per annum, which note was paid in full in March 2003 and (c) the assumption of $4.0 million of Hirsch obligations. The sale price was at Pulse's book value so there was no gain or loss recorded on the sale. All periods presented reflect the discontinued operations of Pulse.

Summary operating results of the discontinued operations of Pulse Microsystems, Ltd are as follows (in thousands):

                                                 For the year ended January 31,
                                                    2003               2002
                                                    ----               ----
Revenue........................................   $3,731             $ 4,547
Gross profit...................................    2,510               2,906
Income (loss) from discontinued operations.....   $  228             $ (384)


     In November 2003, the Company was notified by Tajima that it had an interest to purchase the Company's interest in TUI effective January 31, 2004. Effective January 31, 2004, the Company executed an agreement with Tajima Industries, Ltd. ("Tajima") pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima, upon the terms and conditions set forth in a certain Purchase and Sale Agreement by and among the Company, Tajima and TUI (the "Agreement"). Upon the consummation of the sale, Tajima owned 100% of TUI and the Company no longer had an influence over the operations of TUI. TUI is reflected as discontinued operations in the financial statements.

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement) calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price will be determined on or before April 30, 2004, and paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company agreed to repay TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable shall be paid as follows:

     (a) the Initial Payment ($500,000) was paid by Tajima to TUI on behalf of the Company

     (b) the assignment by the Company to TUI of its right to receive the sum of $2,200,000 from Tajima upon payment of the balance due on the Purchase Price, and

     (c) the payment by the Company of the sum of $4,482,000 in five (5) equal monthly installments of $735,167 each and a sixth payment of $806,165, commencing February 29,2004 and continuing through and including July 31, 2004.


The Consolidated Financial Statements for all periods presented have been restated to reflect the discontinued operations of TUI.


Summary operating results of the discontinued operations of Tajima USA, Inc. are as follows (in thousands):

                                                                      For the year ended January 31,
                                                         2004                      2003                      2002
                                                 ----------------------    ----------------------    ---------------------
Revenue.......................................         $12,941                   $12,194                  $11,249
Gross Profit..................................           1,525                     1,266                      620
Income from discontinued operations...........         $   965                   $ 1,168                    $ 854

Assets and liabilities of discontinued operations of TUI (in thousands) are as follows:

                                         January 31,
                                            2003
                                        --------------
Assets:

   Cash................................     $    5
   Accounts Receivable.................        375
   Accounts Receivable from Hirsch
    International Corp.................      3,641
   Property, Plant & Equipment.........         69
   Inventory...........................      3,028
   Prepaid Taxes & Other Assets........         38
                                        --------------
Total Assets...........................     $7,156
                                        ==============

Liabilities:
   Accounts Payable & Accruals.........     $2,716
   Minority Interest...................      1,932
   Income Taxes Payable................        103
                                        --------------
Total Liabilities......................     $4,751
                                        ==============


8. OTHER ASSETS

                                                                                              January 31,
                                                                                        2004               2003
                                                                                   ---------------    ----------------
                 Deferred Financing Costs (1)                                         $1,162,000           $1,153,000
                 Officers Loans Receivable (2)                                           496,000              496,000
                 Other                                                                   200,000              259,000
                                                                                   ---------------    ----------------
                 Total other assets                                                   $1,858,000           $1,908,000

                 Accumulated amortization of Long Term Other Assets                   $ (828,000)          $(652,000)
                                                                                   ---------------    ----------------
                 Other Assets, net                                                    $1,030,000           $1,256,000
                                                                                   ===============    ================

(1) Deferred financing related to the execution of the (3 years) Loan and Security Agreement in November 2002, and they are being amortized over the term of the agreement from Congress Financial Corp.

(2) Related to split dollar life insurance policy on 2 officers of the Company. The Company no longer pays premiums on the policies and will be reimbursed by the cash surrender value of these policies.


9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                           January 31,
                                                                     2004              2003
                                                                 --------------    --------------
Other accrued expenses                                              $1,349,000          $875,000
Accounts payable                                                     1,124,000           676,000
Accounts payable to TUI                                              4,482,000         3,641,000
Accrued payroll costs                                                  812,000           460,000
Accrued warranty                                                       543,000           543,000
Deferred revenue                                                       423,000           179,000
Accrued commissions payable                                             35,000           108,000
Accrued restructuring costs (A)                                              -         1,368,000
                                                                 --------------    --------------
Total accounts payable and accrued expenses                         $8,768,000        $7,850,000
                                                                 ==============    ==============

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

The following table summarizes the restructuring costs and activities:

                              Balance at             Cash           Non-Cash        Balance at         Cash           Discontinued
                           January 31, 2001        Payments         Charges      January 31, 2002     Payments         Operations
                          -------------------    -------------    -------------  -----------------  -------------    -------------
Severance and                 $ 581,000           $ 102,000        $   -           $   479,000      $ 379,000         $     -
Benefits..............
Excess facilities
including future lease
obligations and
property and
equipment............         2,092,000              79,000          28,000          1,985,000        510,000           207,000
                          -------------------    -------------    -------------  -----------------  -------------    -------------
                             $2,673,000           $ 181,000        $ 28,000        $ 2,464,000      $ 889,000         $ 207,000
                          ===================    =============    =============  =================  =============    =============

                                                                   Reversal of
                              Balance at             Cash            Prior             Balance at
                           January 31, 2003        Payments         Accruals        January 31, 2004
                          -------------------    -------------    -------------    -------------------
Severance and                 $ 100,000           $ (21,000)       $ (79,000)          $   -
Benefits..............

Excess facilities
including future lease
obligations and
property and
equipment............         1,268,000            (631,000)        (637,000)              -
                          -------------------                                      -------------------
                             $1,368,000           $(652,000)       $(716,000)         $    -
                          ===================    =============    =============    ===================


10. LONG TERM OBLIGATIONS

                                                                 January 31,
                                                        2004                    2003
                                                ---------------------    -------------------
Obligation Under Capital Lease (A)                        $1,541,000             $1,642,000
Deferred Gain on Sale of Building (B)                        847,000                967,000
Other                                                              -                 18,000
                                                ---------------------    -------------------
                                                           2,388,000              2,627,000
Total
Less: Current maturities                                   (242,000)              (239,000)
                                                ---------------------    -------------------
Long-term maturities                                      $2,146,000             $2,388,000
                                                =====================    ===================

(A) Obligation Under Capital Lease of the Company at January 31, 2004 matures as follows:

Fiscal Year Ending January 31,
2005                                                         $ 297,000
2006                                                           306,000
2007                                                           316,000
2008                                                           325,000
2009                                                           335,000
2010 and thereafter                                            730,000
                                                     -----------------
Total Minimum Lease Payments                                $2,309,000

Less:  Amount representing interest                          (768,000)
                                                     -----------------
Present value of net minimum lease payments                  1,541,000

Less current portion                                           123,000
                                                     -----------------
Long term lease obligations                                 $1,418,000
                                                     =================

(B) On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction.

     In fiscal 2003, the Company leased the entire facility and the lease of the remaining portion of the building was accounted for as an operating lease.

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


11. INCOME TAXES

     The provision (benefit) for income taxes is based on income (loss) before taxes on income and discontinued operations as follows:

                                                                                    Years ended
                                                      -------------------------------------------------------------------------
                                                         January 31, 2004          January 31, 2003          January 31, 2002

          Domestic...............................        $(2,496,000)              $(3,450,000)              $(11,254,000)
          Foreign - included in discontinued
          operations (See Note 7)................                  0                   536,000                  (306,000)
                                                      ----------------------    ----------------------    ---------------------
           Total.................................        $(2,496,000)              $(2,914,000)              $(11,560,000)
                                                      ======================    ======================    =====================

The income tax (benefit) provision from continuing operations for each of the periods presented herein is as follows:

                                                                        January 31,
                                                      2004                  2003                    2002
                                                -----------------     ------------------     -----------------
Current:
   Federal                                           $  -                 $(504,000)         $(5,671,000)
   State                                              25,000                   -                (210,000)
                                                -----------------     ------------------     -----------------
                                                      25,000               (504,000)          (5,881,000)
Total current
                                                -----------------     ------------------     -----------------
Deferred:
   Federal                                              -                      -                    -
   State and foreign                                    -                      -                    -
                                                -----------------     ------------------     -----------------
                                                        -                      -                    -
Total deferred:
                                                -----------------     ------------------     -----------------
Total income tax (benefit) provision                 $25,000              $(504,000)         $(5,881,000)
                                                =================     ==================     =================

Tax expense (benefit) of $348,000, $(381,000) and $(863,000) related to discontinued operations for the years ended January 31, 2004, 2003 and 2002, respectively.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at January 31, 2004 and 2003 are as follows:

                                                     January 31, 2004                           January 31, 2003
                                             Net Current          Net Long-            Net Current             Long-Term
                                            Deferred Tax        Term Deferred          Deferred Tax          Deferred Tax
                                               Assets             Tax Assets              Assets                Assets
                                           ----------------    -----------------    -------------------    ------------------
Accounts receivable                               $271,000                    $0              $579,000                     $0
Inventories                                        683,000                     0               849,000                      0
Accrued warranty costs                             217,000                     0               217,000                      0
Other accrued expenses                              10,000                     0               578,000                      0
Deferred franchise revenue                         169,000                     0                     0                      0
Purchased technologies and goodwill                      0             2,259,000                     0              2,559,000
Net operating loss                                       0             6,905,000                     0              5,545,000
Reserves for discontinued operations               658,000                     0             3,393,000                      0
Gain on sale of building                                 0               338,000                     0                386,000
                                           ----------------    -----------------    -------------------    ------------------
                                                 2,008,000             9,502,000             5,616,000              8,490,000
Less valuation allowance                       (2,008,000)           (9,502,000)           (5,616,000)            (8,490,000)
                                           ----------------    -----------------    -------------------    ------------------
                                                        $0                    $0                    $0                    $0
                                           ================    =================    ===================    ==================

A full valuation allowance for such deferred tax assets has been established at January 31, 2004 and 2003, since the Company cannot determine the future utilization of those assets.

Net operating loss carried forwards expire through 2024.

In fiscal 2002, the Company was able to extend its carryback of Net Operating Losses from two years to five years as a direct result of the Job Creation and Workers Assistance Act. This change resulted in the Company applying for a $6 million tax refund. During fiscal 2004 the Company received the remaining carryback claim refund from the IRS along with applicable interest through the refund date.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                                           Year Ended January 31,
                                                               2004                 2003                2002
                                                          ----------------    -----------------    ----------------
Federal statutory income tax rate                            (34.0)%               (34.0)%             (34.0)%
State income taxes, net of Federal benefit                      1.0                  -                  (1.9)
Permanent differences                                          27.3                 35.4                  0
Valuation Allowance                                             6.7                (16.0)                1.3
                                                          ----------------    -----------------    ----------------
Effective income tax rate                                      1.0%               (14.6)%              (34.6)%
                                                          ================    =================    ================


12. STOCKHOLDERS' EQUITY

     a. Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock are substantially identical in all respects, except that the holders of Class B Common Stock (two members of the Company's current management and their affiliates) elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stockholder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine.

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

Stock option transactions during the years ended January 31, 2004, 2003 and 2002 for the 1993 Plan are summarized below:

                                                                               Exercise              Weighted Average
                                                          Shares              Price Range             Exercise Price
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2001                      682,000              $0.91-$2.40                $9.45

   Options canceled                                       (594,000)             $0.95-$17.00               $12.19
   Options issued                                           190,000              $0.95-$1.00                $0.97
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2002                      278,000             $0.95-$17.00                $1.71

   Options canceled                                        (98,000)             $1.00-$17.00                $3.99
   Options issued                                           878,000              $0.27-$0.52                $0.29
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2003                    1,058,000              $0.27-$1.00                $0.50

   Options canceled                                        (18,000)             $0.27-$21.13                $1.09
                                                    -----------------    ---------------------    ----------------------
   Options exercised                                       (12,000)              $0.27-$1.00                $1.88
                                                    -----------------    ---------------------    ----------------------
   Options issued                                            40,000              $0.72-$0.86                $0.79
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2004                    1,068,000              $0.27-$5.25                $0.50

Options exercisable at January 31, 2004                     469,000              $0.27-$5.25                $0.72
                                                    =================    =====================    ======================

                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
----------------------------    ----------------    -----------------    -------------    ----------------    -------------
       $1.75-$5.25                  28,000                1.0               $3.50             28,000             $3.50
       $0.91-$2.72                  15,000                2.0               $1.81             15,000             $1.81
       $0.95-$1.00                 130,000                3.0               $0.96             120,000            $0.96
       $0.27-$0.52                 855,000                4.0               $0.29             306,000            $0.32
       $0.72-$0.86                  40,000                5.0               $0.79                0                 0
                                ----------------                                          ----------------
                                  1,068,000                                                   469,000

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 50,000 issued in 2003 which vested immediately. There are approximately 682,000 shares available for future grants under the 1993 Plan.

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

Stock option transactions during the years ended January 31, 2004, 2003 and 2002 for the Directors' Plan are summarized below:

                                                                           Exercise           Weighted Average
                                                        Shares           Price Range           Exercise Price
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2001                    32,000           $2.25-$22.00              $12.16
     Options issued                                     20,000              $0.96                   $0.96
     Warrants issued                                   100,000              $0.50                   $0.50
     Options cancelled                                 (32,000)          $2.25-$22.00              $12.16
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2002                   120,000           $0.50-$0.96                $0.58
                                                    ---------------    -----------------    ----------------------
     Options cancelled                                    0                   0                       0
Options issued                                          40,000           $0.27-$0.89                $0.43
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2003                   160,000           $0.27-$0.96                $0.54
Options issued                                          30,000              $0.92                   $0.92
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2004                    90,000           $0.27-$0.96                $0.68
                                                    ===============    =================    ======================
Warrants exercisable-January 31, 2004                  100,000              $0.50                   $0.50
                                                    ===============    =================    ======================

There are approximately 144,000 shares available for future grants under the Directors' Plan.


13. TREASURY STOCK

     Treasury stock at January 31, 2004 and 2003 consists of 1,164,000 and 695,000 shares respectively of Class A common stock purchased in open market transactions for a total cost of approximately $2,017,000 and $1,602,0000 respectively pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.


14. PROFIT SHARING PLAN

     Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 31, 2004, 2003 and 2002. The Company funds all amounts when due.


15.      COMMITMENTS AND CONTINGENCIES

a. Minimum Operating Lease Commitments - The Company has non-cancellable operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

             Fiscal Year Ending
                 January 31,

                    2005                    $780,000
                    2006                     644,000
                    2007                     539,000
                    2008                     265,000
                    2009                     214,000
               2010 and after                454,000
                                        ------------------
                                           $2,896,000
                                        ==================

     Rent expense was approximately $584,000, $574,000 and $1,068,000 for the years ended January 31, 2004, 2003 and 2002, respectively. The decline from previous years is the result of termination of various facility leases.

b. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

c. The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement, as amended April 30, 2004, provides for a credit facility of $12 million for Hirsch and all subsidiaries and is collateralized by eligible accounts receivable and inventory as defined in the agreement. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at fiscal 2004 year-end. The Agreement was also used to support letters of credit and bankers acceptances of approximately $3.8 million as of January 31, 2004.

d. Dependency Upon Major Supplier - During the fiscal years ended January 31, 2004, 2003, and 2002; the Company made purchases of approximately
     $22,067,000,   $21,115,000,  and  $27,789,000  respectively,   from  Tajima
     Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 73, 74, and 85 percent of the Company's total purchases for the years ended January 31, 2004, 2003, and 2002, respectively. Purchases from Tajima are purchases under letters of credit. Outstanding letters of credit as of January 31, 2004 are reflected in trade acceptances payable on the balance sheet.

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

The second agreement (the "Southwest Agreement") covers the six states acquired in the Sedeco territory, became effective on February 21, 1997 and has a term of five years. This agreement was renewed until February 22, 2004. The Company is in the process of negotiating the Southwest Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the Southwest Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the Southwest Agreement which could have a material adverse effect on the Company's business, operations and financial condition.

In the states of Arizona, California, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington and Wyoming, the Company is the exclusive distributor of Tajima's single, two, four, and six-head machines as well as chenille or chenille/standard embroidery machines with less than four heads or two stations, respectively (the "West Coast Agreement").

Each of the first three Tajima Agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas. The Company achieved the quota for fiscal 2004.

The West Coast Agreement has a term of five years. This agreement was renewed. until February 21, 2004 Tajima may terminate the West Coast Agreement or its exclusivity on 30 days' written notice or upon a material change in the current Class B shareholders in which case, the West Coast Agreement can be terminated earlier. The Company has satisfied its obligations to Tajima under the agreement for the fiscal year 2004. The Company is in the process of negotiating the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the West Coast Agreement which could have a material adverse effect on the Company's business, operations and financial condition.

e. Purchase Commitments - The Company entered into a three year minimum purchase commitment with Pulse under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2002 and runs until October 31, 2005. As of January 31, 2004 there was $2.1 million remaining under this commitment.


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