Form 10-Q
period 2004-04-30
HIRSCH INTERNATIONAL CORP
filed 2004-06-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended April 30, 2004

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



Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 02, 2004.


             Class of                                        Number of
             Common Equit                                     Shares

             Class A Common Stock,                           5,667,081
             par value $.01

             Class B Common Stock,                           2,668,139
             par value $.01




                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information                                                                  Page


Item 1.    Condensed Consolidated Financial Statements


           Condensed Consolidated Balance Sheets - April 30, 2004
              and January 31, 2004                                                               3-4

           Condensed Consolidated Statements of Operations for
              the Three Months Ended April 30, 2004 and 2003                                     5

           Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended April 30, 2004 and 2003                                     6-7

              Notes to Condensed Consolidated Financial Statements                               8-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   12-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                            14

Item 4.    Controls and Procedures                                                               14


Part II.   Other Information

Item 1.    Legal Proceedings                                                                     15

Item 2.    Changes in Securities                                                                 15

Item 3.    Defaults Upon Senior Securities                                                       15

Item 4.    Submission of Matters to a Vote of Security Holders                                   15

Item 5.    Other Information                                                                     15

Item 6.    Exhibits and Reports on Form 8-K                                                      15

           Signatures                                                                            16

           Certifications                                                                        17-20






Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements




                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       April 30, 2004                 January 31, 2004
                                                                -----------------------------   ------------------------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 5,438,000                    $ 8,963,000
   Restricted cash                                                           5,650,000                      3,000,000
   Accounts receivable, net of an allowance for possible
  losses of $665,000 and $680,000,
  respectively                                                               4,665,000                      6,562,000
   Inventories, net (Note 3)                                                 7,297,000                      6,923,000
   Other current assets                                                        211,000                        264,000
   Assets of discontinued operations (Note 5)                                1,253,000                      1,361,000
                                                                -----------------------------   ------------------------------
           Total current assets                                             24,514,000                     27,073,000
                                                                -----------------------------   ------------------------------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $8,156,000 and $8,009,000,
respectively                                                                 2,291,000                      2,397,000

Other Assets                                                                   824,000                        877,000
                                                                -----------------------------   ------------------------------
         Total Assets                                                      $27,629,000                    $30,347,000
                                                                =============================   ==============================



See notes to condensed consolidated financial statements.




                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       April 30, 2004                  January 31, 2004
                                                                -----------------------------   ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (unaudited)

CURRENT LIABILITIES:

  Trade acceptances payable                                                 $  573,000                 $    1,324,000
  Accounts payable and accrued expenses
  (Note 4)                                                                   7,539,000                      8,150,000
  Customers deposits and other                                                 701,000                        625,000
  Liabilities of discontinued operations (Note 5)                            1,988,000                      2,254,000
                                                                -----------------------------   ------------------------------
         Total current liabilities                                          10,801,000                     12,353,000
                                                                -----------------------------   ------------------------------

 Capitalized lease obligations-Less current
     maturities                                                              1,384,000                      1,418,000
  Deferred gain on sale of building                                            698,000                        728,000
                                                                -----------------------------   ------------------------------
          Total liabilities                                                 12,883,000                     14,499,000
                                                                -----------------------------   ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

Stockholders' Equity
  Preferred stock, $.01 par value; authorized:
       1,000,000 shares; issued: none                                             -                              -
  Class A common stock, $.01 par value; authorized:
       20,000,000 shares, issued : 6,830,000 and
       6,827,000 shares, respectively                                           68,000                         68,000
  Class B common stock, $.01 par value; authorized:
       3,000,000 shares, outstanding: 2,668,000 shares                          27,000                         27,000
  Additional paid-in capital                                                41,409,000                     41,408,000
  Accumulated deficit                                                     (24,741,000)                   (23,638,000)
                                                                -----------------------------   ------------------------------
                                                                            16,763,000                     17,865,000

  Less: Treasury stock, at cost 1,164,000 shares                             2,017,000                      2,017,000
                                                                -----------------------------   ------------------------------
         Total stockholders' equity                                         14,746,000                     15,848,000
                                                                -----------------------------   ------------------------------

Total Liabilities and Stockholders' Equity                                $ 27,629,000                   $ 30,347,000
                                                                =============================   ==============================



See notes to condensed consolidated financial statements.



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                    April 30, 2004               April 30, 2003
                                                                ------------------------     ------------------------

NET SALES                                                               $ 9,387,000               $ 11,951,000

COST OF SALES                                                             6,305,000                  7,814,000
                                                                ------------------------     ------------------------

GROSS PROFIT                                                              3,082,000                  4,137,000
                                                                ------------------------     ------------------------

OPERATING EXPENSES
   Selling, General & Administrative Expenses                             4,075,000                  4,435,000
   Restructuring costs                                                            -                  (497,000)
                                                                ------------------------     ------------------------
         Total operating expenses                                         4,075,000                  3,938,000
                                                                ------------------------     ------------------------

OPERATING INCOME (LOSS)                                                   (993,000)                    199,000
                                                                ------------------------     ------------------------

OTHER EXPENSE (INCOME)
   Interest expense                                                          49,000                     54,000
   Other income                                                            (32,000)                   (54,000)
                                                                ------------------------     ------------------------
         Total other expense                                                 17,000                          -

                                                                ------------------------     ------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX PROVISION AND DISCONTINUED
OPERATIONS                                                              (1,010,000)                    199,000

INCOME TAX PROVISION                                                         14,000                     25,000
                                                                ------------------------     ------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                (1,024,000)                    174,000

LOSS FROM DISCONTINUED OPERATIONS,
NET ( NOTE 5)                                                              (83,000)                   (69,000)
                                                                ------------------------     ------------------------

NET INCOME (LOSS)                                                    ($  1,107,000)               $    105,000
                                                                ========================     ========================

EARNINGS (LOSS) PER SHARE
   Basic and Diluted

   Earnings (loss) from continuing operations                               ($0.12)                    $0.02
   Loss from discontinued operations                                         (0.01)                   ($0.01)
                                                                ------------------------     ------------------------

NET (LOSS) INCOME PER SHARE                                                 ($0.13)                    $0.01
                                                                ========================     ========================

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF
EARNINGS (LOSS) PER SHARE
   Basic                                                                  8,334,111                  8,788,750
   Diluted                                                                8,334,111                  9,796,750


  See notes to condensed consolidated financial statements.






                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                        April 30, 2004                 April 30, 2003
                                                                  ---------------------------    ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   ($  1,107,000)                   $ 105,000
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of fixed assets                                                     -                    (94,000)
     Depreciation and amortization                                              192,000                     219,000
     Recognized Gain on Sale of Building                                       (30,000)                    (30,000)
     Provision for reserves                                                           -                     230,000
     Reversal of restructuring accrual
     reserves                                                                         -                   (497,000)
     Minority interest                                                                -                      40,000

Changes in assets and liabilities:
     Accounts receivable                                                      1,895,000                 (3,483,000)
     Net investment in sales-type leases                                        (7,000)                   (125,000)
     Inventories                                                              (374,000)                       -
     Prepaid taxes                                                              (8,000)                    (29,000)
     Other assets                                                                42,000                   (151,000)
     Trade acceptances payable                                                (751,000)                   1,521,000
     Accounts payable and accrued expenses                                    (653,000)                     117,000
                                                                  ---------------------------    ----------------------------
         Net cash used in operating
         activities                                                           (801,000)                 (2,177,000)
                                                                  ---------------------------    ----------------------------



  See notes to condensed consolidated financial statements.





                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                     Three Months Ended
                                                                      April 30, 2004                   April 30, 2003
                                                               -----------------------------     ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (40,000)                       (188,000)
   Proceeds from sale of fixed assets                                              -                          240,000
   Proceeds from sale of subsidiary                                                -                          500,000
                                                                ----------------------------    -----------------------------

     Net cash provided by (used in) investing                                (40,000)                         552,000
   activities
                                                                ----------------------------    -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                              (35,000)                        (11,000)
   Restricted Cash                                                        (2,650,000)                     (2,300,000)
   Exercise of stock options                                                   1,000
                                                                ----------------------------    -----------------------------
     Net cash used in financing activities                                (2,684,000)                     (2,311,000)
                                                                ----------------------------    -----------------------------
   Decrease in cash and cash                                              (3,525,000)                     (3,936,000)
   equivalents
   Cash and cash equivalents, beginning of period                           8,963,000                       7,707,000
                                                                ----------------------------    -----------------------------
   Cash and cash equivalents, end of period                               $ 5,438,000                     $ 3,771,000

                                                                ============================    =============================




   Supplemental disclosure of cash flow information:
   Interest paid                                                            $  49,000                    $     54,000
   Income taxes paid                                                        $  21,000                    $          0
                                                                ============================    =============================


  See notes to condensed consolidated financial statements.





                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements Three Months Ended April 30, 2004 and April 30, 2003


1. Organization and Basis of Presentation

     The accompanying condensed consolidated financial statements as of and for the three month periods ended April 30, 2004 and 2003 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Tajima USA, Inc. ("TUI") through January 31, 2004, Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2004 and April 30, 2003, the financial position at April 30, 2004 and cash flows for the three month periods ended April 30, 2004 and April 30, 2003, respectively. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission.

     Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


                                                                               Three Months Ended
                                                                     April 30, 2004           April 30, 2003
                                                                   --------------------     -------------------
                                                                                 (in thousands)

Net income (loss), as reported                                         ($1,107)                  $  105
Deduct: Total stock-based employee compensation expense
determined under fair value based method                                      9                      15
                                                                   --------------------     -------------------
Pro-forma net income (loss)                                            ($1,116)                 $    90
                                                                   ====================     ===================
Earnings (loss) per share:
   Basic - as reported                                                  ($0.13)                  $ 0.01
   Basic - pro forma                                                    ($0.13)                  $ 0.01
   Diluted - as reported                                                ($0.13)                  $ 0.01
   Diluted - pro forma                                                  ($0.13)                  $ 0.01

There were no options granted during the first quarter ended April 30, 2004.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2004: dividend yield of 4.0%, volatility of 72%, risk-free interest rate of 2.37% for grants on 6/2/2003, 2.14% for grants on 6/16/2003 and 2.63% for grants on 7/9/2003; and an expected life of 5 years.


3. Inventories

                                                          April 30, 2004            January 31, 2004
                                                      -----------------------    -----------------------
New Machines                                                $ 5,131,000                 $ 5,194,000
Used Machines                                                   284,000                     344,000
Parts                                                         3,464,000                   2,967,000
                                                      -----------------------    -----------------------
                                                              8,879,000                   8,505,000
Less:  Reserve for slow moving
inventory                                                    (1,582,000)                 (1,582,000)
                                                      -----------------------    -----------------------

Inventories, net                                            $ 7,297,000                 $ 6,923,000
                                                      =======================    =======================



4. Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the three months ended April 30, 2004.


5. Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to wind down or sell the assets by January 2005.


Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):

                                                        April 30,             January 31,
                                                          2004                   2004
                                                    ------------------       --------------
Assets:
   Accounts receivable.................                    $  15                 $  0
   MLPR and residuals (Note 5).........                      978                1,103
   Property, plant and equipment, net..                        0                    0
   Inventory...........................                        0                   23
   Prepaid taxes and other assets......                       11                   11
                                                    ------------------       --------------
Total Assets...........................                   $1,004               $1,137
                                                    ==================       ==============

Liabilities:
   Accounts payable and accrued expenses                  $1,408               $1,548
   Income taxes payable................                       87                   87
   Long term debt......................                        0                    0
                                                    ------------------       --------------
Total Liabilities......................                   $1,495               $1,635
                                                    ==================       ==============


Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                                                                     For the three months ended
                                                              April 30, 2004           April 30, 2003
                                                            -------------------     --------------------
Revenue..........................................                  $67                     $295
Gross profit.....................................                   45                      186
(Loss) from discontinued operations..............                    -                        -


     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. In May 2004, the Company entered into a non-binding Letter of Intent with a company that has expressed an interest in acquiring Hometown Threads, LLC. As of the date of this filing, the parties are in the process of conducting due diligence and negotiating the terms of a potential transaction. As a result, Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                                        April 30,             January 31,
                                                          2004                   2004
                                                    ------------------       --------------
Assets:
   Accounts receivable..................                    28                     26
   Property, plant and equipment, net...                    19                     22
   Prepaid taxes and other assets.......                   202                    176
                                                    ------------------       --------------
Total Assets............................                  $249                   $224
                                                    ==================       ==============

Liabilities:
   Accounts payable and accrued expenses                 $ 493                   $619
                                                    ------------------       --------------
Total Liabilities.......................                 $ 493                  $ 619
                                                    ==================       ==============


Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                                                     For the three months ended
                                                              April 30, 2004           April 30, 2003
                                                            -------------------     --------------------
Revenue.................................................          $ 523                     $363
Gross profit............................................            265                      294
Loss from discontinued operations.......................         ($  83)                  ($ 212)

     Effective January 31, 2004, the Company executed an agreement with Tajima Industries, Ltd. ("Tajima") pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima, upon the terms and conditions set forth in a certain Purchase and Sale Agreement by and among the Company, Tajima and TUI (the "Agreement"). Upon the consummation of the sale, Tajima owned 100% of TUI and the Company no longer had an influence over the operations of TUI. TUI is reflected as discontinued operations in the financial statements as of April 30, 2003.

     The Consolidated Financial Statements for all periods presented reflect the discontinued operations of TUI through January 31, 2004.

Summary   operating   results  of  the   discontinued   operations  of  TUI  (in
thousands)are as follows:

                                                               For the three
                                                               months ended
                                                              April 30, 2003
                                                            -------------------
Revenue.................................................         $ 2,452
Gross profit.............................................            269
Income from discontinued operations...............                 $ 143


6. Contingencies

         As of April 30, 2004, the Company had $5.6 million in restricted cash which is used to collateralize letters of credit opened against the credit line at Congress Financial

7. Earnings per Share

The effect of assumed conversion of employee stock options for the three months ended April 30, 2004 is anti-dilutive and has not been presented.

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three months ended April 30, 2003 follows:

Basic.........................................       8,788,750

Effect of assumed conversion
     of employee stock options................       1,008,000
                                                     ---------

Diluted.......................................       9,796,750
                                                     =========


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

Three months ended April 30, 2004 as compared to the three months ended April 30, 2003.

     Net sales. Net sales for the three months ended April 30, 2004 were $9.4 million, a decrease of $2.6 million, or 21.7%, compared to $12.0 million for the three months ended April 30, 2003. The decrease is mainly attributable to a decrease in the demand for embroidery machines and greater competition in the embroidery marketplace which has resulted in lower prices for embroidery machines.

     Cost of sales. For the three months ended April 30, 2004, cost of sales decreased $1.5 million, or 19.2%, to $6.3 million from $7.8 million for the three months ended April 30, 2003. The decrease is directly related to the decrease in sales volume over the same period. The Company's gross margin decreased to 32.8% for the three months ended April 30, 2004 as compared to 34.6% for the three months ended April 30, 2003. Gross margin decreased during the three months ended April 30, 2004 as a result of pricing pressure in the marketplace. The recent adverse fluctuations in the yen, which is the currency the Company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these adverse exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some but not all of the Company's competitors face similar circumstances.

     Operating Expenses. For the three months ended April 30, 2004, S G & A expenses were $4.1 million as compared to $4.4 million for the three months ended April 30, 2003. This represents a decrease of $0.3 million, or 6.8%. The decrease in S G & A expenses for the three months ended April 30, 2004 is directly related to the Company's continuing efforts to control operating costs. Operating expenses for the quarter ended April 30, 2003 were further decreased by $497,000 as a result of the reversal of a restructuring accrual in settling the Solon, OH lease.

     Other Income and Expense. Other expense for the three months ended April 30, 2004 increased to $17,000 from $0 for the three months ended April 30, 2003. The increase in other expense is related to decreases in gains recognized on the sale of fixed assets as of April 30, 2004.

     Income tax expense. The income tax expense recorded for the three months ended April 30, 2004 and 2003 represents taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

     Income (Loss) from Continuing Operations. The reduction in sales volume directly impacted the income (loss) from continuing operations which decreased to a $1.0 million loss from income of $0.2 million.

     Loss from Discontinued Operations. During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. In May 2004, the Company entered into a non-binding Letter of Intent with a company that has expressed an interest in acquiring Hometown Threads, LLC. As of the date of this filing, the parties are in the process of conducting due diligence and negotiating the terms of a potential transaction. As a result, Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented. The loss from discontinued operations was $83,000 as of April 30, 2004 an increase of $14,000 from $69,000 at April 30, 2003. The loss on discontinued operations for April 30, 2004 is attributable to the Hometown Threads operation. The loss on discontinued operations for April 30, 2003 is the net result of a $143,000 income from the discontinued operations of Tajima USA against a $212,000 loss from the operations of Hometown Threads.

     Net Income (Loss). The net loss for the three months ended April 30, 2004 was $1.1 million a decrease of $1.2 million over the income of $0.1 million for the three months ended April 30, 2003.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $13.7 million at April 30, 2004, decreasing $1.0 million, or 6.8%, from $14.7 million at January 31, 2004.

     During the three months ended April 30, 2004, the Company's cash and cash equivalents decreased by $3.5 million to $5.4 million primarily due to the increase in restricted cash of $2.7 million. Net cash of $0.8 million was used by the Company's operating activities and $2.7 million was used in financing activities as additional collateral for the Company's credit line, plus capital expenditures of $0.04 million.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the currency market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of April 30, 2004 the Company did not own any foreign currency futures contracts.

Future Commitments

The following table shows the Company's contractual obligations.

Payments due by period (in thousands)


                                                       Less than                                      More than 5
Contractual Obligations                  Total          1 year         1 - 3 years    4-5 years          years
------------------------------------- ------------    ------------     -----------    ----------     --------------

Capital lease obligations               $1,512           $ 129            $ 534         $ 541            $ 308

Operating lease obligations              2,291             623              758           438              472

Purchase commitments                     1,800           1,200              600             0                0

Employment agreements                      999             707              292             0                0

                                      ------------    ------------     -----------    ----------     --------------
Total                                   $ 6,602       $  2,659           $ 2,184        $ 979            $ 780
                                      ============    ============     ===========    ==========     ==============


Revolving Credit Facility and Borrowings

     The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at April 30, 2004. The Agreement was also used to support bankers acceptances of approximately $634,000 and standby Letters of Credit of approximately $4.8 million at April 30, 2004.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2004.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The recent adverse fluctuations in the yen, which is the currency the Company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these adverse exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some but not all of the Company's competitors face similar circumstances. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company's business. Currently, the Company does not use interest rate derivatives.

     The Company may enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At quarter-end, there was no usage of the revolving credit facility. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under  the  supervision  and  with  the   participation  of  the  Company's
management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------

      (a)  Exhibits

   *3.1    Restated Certificate of Incorporation of the Registrant
  **3.2    Amended and Restated By-laws of the Registrant
 ***4.1    Specimen of Class A Common Stock Certificate
 ***4.2    Specimen of Class B Common Stock Certificate
   31.1 Certification of Henry Arnberg pursuant to Rule 13a-14(a) or Rule 15d -14(a).
   31.2    Certification of Beverly Eichel pursuant to Section Rule
              13a-14(a) or Rule 15d - 14(a).
   32.1    Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
   32.2    Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

-------------------------------------------------------------------------------
*Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

**Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October 31, 1997.

***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618.

     (b) Reports on Form 8K

-------------------------------------------------------------------------------
The Registrant filed a Form 8K with the Commission on May 27, 2004 announcing that it had executed a non-binding letter of intent with a party that had expressed an interest in acquiring its Hometown Threads, LLC subsidiary.


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



                              HIRSCH INTERNATIONAL CORP.
                              Registrant

                              By: /s/ Henry Arnberg
                                  -----------------
                                  Henry Arnberg,
                                  Chairman and Chief Executive Officer



                              By: /s/ Beverly Eichel
                                  ------------------
                                  Beverly Eichel,
                                  VP, Finance and Chief Financial Officer


Dated: June 14, 2004