Form 10-Q
period 2004-07-31
HIRSCH INTERNATIONAL CORP
filed 2004-09-14
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 04, 2004.


                         Class of Common Equity          Number of Shares
                         ----------------------          ----------------

                         Class A Common Stock,           5,677,344
                                 par value $.01

                         Class B Common Stock,           2,668,139
                                 par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



        Part I.  Financial Information                                     Page
        -------  ---------------------                                     ----


        Item 1.   Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - July 31, 2004
        and January 31, 2004                                                 3-4

        Condensed Consolidated Statements of Operations for
        the Three and Six Months Ended July 31, 2004 and 2003
                                                                               5
        Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended July 31, 2004 and 2003                          6-7

        Notes to Condensed Consolidated Financial Statements                8-11

        Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11-13

        Item 3.   Quantitative and Qualitative Disclosures about
        Market Risk                                                           13

        Item 4.   Controls and Procedures                                     14


        Part II.           Other Information
        --------           -----------------

        Item 1.   Legal Proceedings                                           14

        Item 2.   Changes in Securities                                       14

        Item 3.   Defaults Upon Senior Securities                             14

        Item 4.   Submission of Matters to a Vote of Security Holders         14

        Item 5.   Other Information                                           15

        Item 6.   Exhibits and Reports on Form 8-K                            15

        Signatures                                                            16

        Certifications                                                     17-24

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                           July 31,              January 31,
                                             2004                    2004
                                    --------------------    -------------------
                                    --------------------    -------------------
                                          (Unaudited)
   ASSETS
   CURRENT ASSETS:

   Cash and cash equivalents               $ 5,899,000               $ 8,963,000

   Restricted cash (Note 6)                  5,650,000                 3,000,000

   Accounts receivable, net                  4,630,000                 6,562,000

   Inventories, net (Note 3)                 6,312,000                 6,923,000

   Other current assets                        420,000                   264,000

   Assets of discontinued
   operations  held for sale                 1,225,000                 1,361,000
    (Note 5)
                                     --------------------    -------------------
       Total current assets                 24,136,000                27,073,000
                                     --------------------    -------------------

   PROPERTY, PLANT AND EQUIPMENT, net of     2,201,000                 2,397,000
accumulated depreciation and amortization

   OTHER ASSETS                                777,000                   877,000
                                     --------------------    -------------------

   TOTAL ASSETS                            $27,114,000               $30,347,000
                                     ====================    ===================



         See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   July 31,              January 31,
                                                                                     2004                    2004
                                                                              --------------------    -------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                                      (Unaudited)
        CURRENT LIABILITIES:

        Trade acceptances payable                                                         $ 0            $ 1,324,000

        Accounts payable and accrued expenses                                       8,447,000              8,150,000
         (Notes 4 and 5)

        Customers deposits and other                                                  839,000                625,000

        Liabilities of discontinued operations                                      1,797,000              2,254,000
         (Note 5)
                                                                              --------------------    -------------------

        Total current liabilities                                                  11,083,000             12,353,000
                                                                              --------------------    -------------------


        Capitalized lease obligations, less current                                 1,347,000              1,418,000
        portion

        Deferred gain on sale of building                                             668,000                728,000
                                                                              --------------------    -------------------


        Total liabilities                                                          13,098,000             14,499,000
                                                                              --------------------    -------------------

        COMMITMENTS AND CONTINGENCIES (Note 6)


        STOCKHOLDERS' EQUITY

        Preferred stock, $.01 par value; authorized:                                        0                      0
          1,000,000 shares; issued: none

        Class A common stock, $.01 par value; authorized:                              68,000                 68,000
          20,000,000  shares,  issued : 6,841,000 and  6,827,000  shares, respectively

        Class B common stock, $.01 par value; authorized:                              27,000                 27,000
          3,000,000 shares, outstanding: 2,668,000 shares

        Additional paid-in capital                                                 41,412,000             41,408,000

        Accumulated Deficit                                                      (25,474,000)           (23,638,000)
                                                                              --------------------    -------------------


        Less: Treasury Class A Common stock at cost, 1,164,000 shares               2,017,000              2,017,000
                                                                              --------------------    -------------------

        Total stockholders' equity                                                 14,016,000             15,848,000
                                                                              --------------------    -------------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $27,114,000            $30,347,000
                                                                              ====================    ===================

          See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended             Six Months Ended
                                                                July 31,                       July 31,
                                                                --------                       --------

                                                                2004            2003            2004            2003
                                                                ----            ----            ----            ----

NET SALES                                               $ 10,617,000    $ 11,096,000    $ 20,004,000     $23,048,000

COST OF SALES                                              7,050,000       7,377,000      13,356,000      15,191,000
                                                        ------------    ------------    ------------    ------------

GROSS PROFIT                                               3,567,000       3,719,000       6,648,000       7,857,000

Selling, General & Administrative Expenses                 4,135,000       4,627,000       8,210,000       9,062,000

Restructuring Costs (Note 5)                                       0        (200,000)              0        (697,000)
                                                        ------------    ------------    ------------    ------------

     Total Operating Expenses                              4,135,000       4,427,000       8,210,000       8,365,000
                                                        ------------    ------------    ------------    ------------

OPERATING LOSS                                              (568,000)       (708,000)     (1,562,000)       (508,000)

OTHER EXPENSE (INCOME)
    Interest Expense (Income)                                 38,000        (171,000)         76,000        (122,000)
    Other Income                                             (69,000)        (95,000)        (90,000)       (144,000)
                                                        ------------    ------------    ------------    ------------

    Total Other Income                                       (31,000)       (266,000)        (14,000)       (266,000)
                                                        ------------    ------------    ------------    ------------

LOSS FROM CONTINUTING OPERATIONS BEFORE INCOME
TAX PROVISION AND DISCONTINUED OPERATIONS                   (537,000)       (442,000)     (1,548,000)       (242,000)

INCOME TAX PROVISION                                           3,000               0          16,000          25,000
                                                        ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                             (540,000)       (442,000)     (1,564,000)       (267,000)

 (LOSS) INCOME FROM DISCONTINUED OPERATIONS
    (NOTE 5)                                                (110,000)      1,592,000        (193,000)      1,523,000
                                                        ------------    ------------    ------------    ------------

NET LOSS (Income)                                       $   (650,000)   $  1,150,000    $ (1,757,000)   $  1,256,000
                                                        ============    ============    ============    ============
    Basic and Diluted

LOSS FROM CONTINUING OPERATIONS                         ($      0.07)   ($      0.04)   ($      0.19)   ($      0.03)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS              ($      0.01)           0.17    ($      0.02)           0.17
                                                        ------------    ------------    ------------    ------------

NET (LOSS) INCOME PER SHARE                             ($      0.08)   $       0.13    ($      0.21)   $       0.14
                                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
IN THE CALCULATION OF (LOSS) INCOME PER SHARE
    Basic and Diluted                                      8,344,206       8,687,626       8,339,188       8,738,188
                                                        ============    ============    ============    ============



         See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six Months Ended
                                                               July 31,
                                                               --------

                                                          2004             2003
                                                          ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   ($1,757,000)   $ 1,256,000

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Gain on sale of fixed assets                                  0       (50,000)

  Depreciation and amortization                           390,000       444,000

  Recognized Gain on Sale of Building                     (60,000)      (60,000)

  Provision for reserves                                 (100,000)      230,000

  Reversal of Restructuring Accrual                             0      (697,000)

  Reversal of Reserve on Discontinued Operations                0    (1,500,000)

  Minority interest                                             0       113,000

Changes in assets and liabilities:

  Accounts receivable                                   2,035,000    (2,714,000)

  Net investment in sales-type leases                     (21,000)      342,000

  Inventories                                             607,000     1,441,000

  Prepaid taxes                                            (8,000)            0

  Other assets                                           (209,000)     (305,000)

  Trade acceptances payable                            (1,324,000)      269,000

  Accounts payable and accrued expenses                   294,000      (951,000)
                                                      -----------    -----------
       Net cash used in
      operating activities                               (153,000)   (2,182,000)
                                                      -----------    -----------


             See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended
                                                          July 31,

                                                      2004             2003
                                                      ----             ----

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                           ($  116,000)   ($  328,000)

  Site Development Costs for Hometown Threads              0        (71,000)


  Proceeds from sale of fixed assets                       0        100,000

  Proceeds from sale of subsidiary                         0        500,000
                                                 -----------    -----------

  Net cash (used in) provided by
  investing activities                              (116,000)       201,000
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long term debt                       (71,000)       (42,000)

  Restricted Cash                                 (2,650,000)    (2,288,000)

  Purchase of Treasury Shares                              0       (231,000)

  Exercise of Stock Options                            4,000              0

  Payment of Dividends                               (78,000)             0
                                                 -----------    -----------

  Net cash used in financing activities           (2,795,000)    (2,561,000)
                                                 -----------    -----------

DECREASE IN CASH AND
CASH EQUIVALENTS                                  (3,064,000)    (4,542,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     8,963,000      7,707,000
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 5,899,000    $ 3,165,000
                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Interest paid                                  $    96,000    $   108,000
                                                 ===========    ===========

  Income taxes paid                              $    23,000    $   320,000
                                                 ===========    ===========


   See notes to condensed consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                Three and Six Months Ended July 31, 2004 and 2003


1.       Organization and Basis of Presentation

          The accompanying Condensed Consolidated financial statements as of and for the three and six month periods ended July 31, 2004 and 2003 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Tajima USA, Inc. ("TUI") through January 31, 2004, Hometown Threads, LLC ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

          In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended July 31, 2004 and 2003, the financial position at July 31, 2004 and cash flows for the six month periods ended July 31, 2004 and 2003, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission.

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


                                               For the three months    For the six months
                                                   ended July 31,         ended July 31,
                                               2004        2003       2004        2003
                                               ----        ----       ----        ----
                                               (in thousands, except for per share amounts)

Net income (loss), as reported               ($  650)   $ 1,150   ($1,757)   $   1,256

Deduct: Total stock-based employee
compensation expense determined under fair
value based method
                                                   9         16        17           32

Pro-forma net loss                           ($  659)   $ 1,134   ($1,774)   $   1,224

Loss per share:

Basic and diluted - as reported              ($ 0.08)   $  0.13   ($ 0.21)   $       0.15

Basic and diluted - pro-forma                ($ 0.08)   $  0.13   ($ 0.21)   $       0.15

     There were no options grated during the second quarter ended July 31, 2004.

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2004: dividend yield of 4.00%, volatility  of  72%,  risk-free  interest  rate  of  2.37%  for  grants  on
     06/02/2003,2.14%   for  grants  on  06/16/2003  and  2.63%  for  grants  on
     07/09/2003; and an expected life of 5 years.

3.   Inventories

                                        July 31, 2004           January 31, 2004
                                        -------------           ----------------

New Machines                             $ 3,946,000               $ 5,194,000
Used Machines                                358,000                   344,000
Parts                                      3,648,000                 2,967,000
                                           ---------                 ---------
                                           7,952,000                 8,505,000

Less: Reserve for slow                    (1,640,000)               (1,583,000)
    moving inventory                      ----------                ----------

Inventories, net                         $ 6,312,000               $ 6,922,000
                                          ===========               ===========

4.   Warranty Reserve

          The warranty reserve included in Accounts Payable and Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the six months ended July 31, 2004.

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

     Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                             For the three months       For the Six months
                                ended July 31,            ended July 31,
                               2004             2003      2004           2003
                               ----             ----      ----           ----
 Revenue                         15              205       82            500
 Gross profit                    15              109       60            215
 Income from discontinued         0            1,500        0          1,500
   Operations.

          The operating loss during the six months ended July 31, 2002 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio. During the three months ended July 31, 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL (Ultimate Net Loss) lease portfolio from CIT to Beacon Funding Corporation. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for $375,000. The Company has reversed, as part of discontinued operations, $1.5 million of reserves associated with the UNL lease portfolio. The Company plans to sell the remaining assets by January 2005.

     Assets and Liabilities of discontinued operations (in thousands) are as follows:


                                       July 31, 2004          January 31, 2004
                                  --------------------    ---------------------
Assets:
  Accounts Receivable                       $ 10                      $ 0
  MLPR and residuals                         905                    1,103
  Inventory                                    0                       23
  Prepaid Taxes and other assets              12                       11
                                  --------------------    ---------------------

Total Assets                                $927                  $ 1,137
                                  ====================    =====================

Liabilities:
  Accounts Payable & Accruals             $1,315                  $ 1,548
  Long Term Debt                               0                        0
  Income Taxes Payable                        87                       87
                                  --------------------    ---------------------

              Total Liabilities           $1,402                  $ 1,635
                                   ====================    =====================

          During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. In May 2004, the Company entered into a non-binding Letter of Intent with a company that has expressed an interest in acquiring Hometown Threads, LLC. As of the date of this filing, the parties are negotiating the terms of a potential transaction. As a result, Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

          Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                                    July 31,         January 31,
                                                      2004                2004
                                                      ----                ----
Assets:
   Accounts receivable                                 $22                   26
   Property, plant and equipment, net                   88                   22
   Prepaid taxes and other assets                      188                  176
                                                       ---                  ---
Total Assets                                          $298                 $224
                                                      ====                 ====

Liabilities:
   Accounts payable and accrued expenses             $ 395                 $619
                                                     -----                 ----
Total Liabilities                                    $ 395                $ 619
                                                     =====                =====


Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                       For the three months  For the six months
                                             ended July 31,       ended July 31,
                                        2004       2003      2004        2003
                                        ----       ----      ----        ----
Revenue                              $   724    $   661    $ 1,331    $ 1,024
Gross profit                             505        369        854        663
Loss from discontinued Operations    $  (110)   $   (92)   $  (193)   $  (304)


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


Summary operating results of the discontinued operations of TUI (in thousands) are as follows:

                                        For the three            For the six
                                         months ended            months ended
                                        July 31, 2003           July 31, 2003
                                        -------------           -------------

Revenue                                     $ 3,276                 $ 5,728
Gross profit                                    421                     690
Income from discontinued operations           $ 184                   $ 327

6.   Commitments and Contingencies

          As of July 31, 2004, the Company had $5.7 million in restricted cash which is used to collateralize standby letters of credit in the amount of $4.7 million opened against the credit line at Congress Financial.

          On July 16, 2004, the Company notified NASDAQ that due to the recent resignation of Herbert Gardner the Company no longer complies with NASDAQ's independent director and audit committee requirements as set forth in Marketplace Rule 4350-1. On July 19, 2004 the Company received notice from NASDAQ that it will be provided a cure period until the Company's next annual shareholders' meeting. As of the date of this report, the Company has not gained compliance.

          On August 20, 2004, the Company received notice from NASDAQ that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by NASDAQ Small Cap Market Marketplace Rule 4310(c)(4), and that in accordance with Marketplace Rule 4310(c)(8)(D), the Company has until February 16, 2005 to regain compliance. In the event that at anytime before February 16, 2005, the bid price of the Company's Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, NASDAQ staff will notify the Company in writing that the Company complies with the Rule.

          On August 30, 2004, The Company entered into new consolidated distribution agreements (the "Consolidated Agreements") with Tajima Industries Ltd. ("Tajima") granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

          The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima.



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

          Results of Operations for the three and six months ended July 31, 2004 as compared to the three and six months ended July 31, 2003.

          Net sales. Net sales for the three months ended July 31, 2004 were $10.6 million, a decrease of $0.5 million, or 4.5%, compared to $11.1 million for the three months ended July 31, 2003, and $20.0 million for the six months ended July 31, 2004, a decrease of $3.0 million or 13.0%, compared to $23.0 million for the six months ended July 31, 2003. The Company believes that the reduction in the sales level for the six months and three months ended July 31, 2004 is mainly attributable to a decrease in demand for large head embroidery machines and greater competition in the small machine market which resulted in lower prices for embroidery machines.

          Cost of sales. For the three months ended July 31, 2004, cost of sales decreased $0.3 million, or 4.1%, to $7.1 million from $7.4 million for the three months ended July 31, 2003, and for the six months ended July 31, 2004 decreased $1.8 million, or 11.8%, to $13.4 million from $15.2 million for the six months ended July 31, 2003. The decrease is directly related to the decrease in sales volume over the same period. The Company's gross margin decreased to 33.2% for the six months ended July 31, 2004 as compared to 34.1% for the six months ended July 31, 2003 and remained relatively constant at 33.5% for the three months ended July 31, 2003 compared to 33.6% for the three months ended July 31, 2004. The recent fluctuation of the dollar against the yen, which is the currency the Company's embroidery machines are price in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some but not all of the Company's competitors face similar circumstances.

          Operating Expenses. For the three months ended July 31, 2004, operating expenses decreased by $0.3 million to $4.1 million from $4.4 million for the three months ended July 31, 2003 and for the six months ended July 31, 2004, decreased by $0.9 million, to $8.2 million from $8.4 million for the six months ended July 31, 2003. The decrease in SG & A expenses for the three and six months ended July 31, 2004 is directly related to the Company's continuing efforts to control operating costs in relation to the sales decline. Operating expense for the three months ended July 31, 2004 included a reversal of the provision for doubtful accounts of $100,000. Operating expense for the three months ended July 31, 2003 and for the six months ended July 31, 2003 were further decreased by $200,000 and $696,000, respectively as a result of the reversal of restructuring costs associated with the completion of the restructuring plan.

          Interest Expense (Income). For the three months ended July 31, 2004, interest expense was $38,000 as compared to interest income of $177,000 for the three months ended July 31, 2003. For the six months ended July 31, 2004 interest expense was $76,000 as compared to interest income of $122,000 for the six months ended July 31, 2003. Interest expense is primarily associated with the sale/leaseback transaction of the Corporate headquarters. Interest income of $225,000 associated with the income tax refund was recognized during the three months ended July 31, 2003.

          Other Income (Expense). For the three months ended July 31, 2004, other income decreased $26,000, to $69,000 from $95,000 in other income for the three months ended July 31, 2003. For the six months ended July 31, 2004 other income was $90,000 as compared to other income of $144,000 for the six months ended July 31, 2003. The change in other expense is due to currency translation fluctuations for yen.

          Income tax provision. The income tax expense recorded for the three and six months ended July 31, 2004 and 2003 represents taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

          Loss from Continuing Operations. The loss from Continuing Operations for the three months ended July 31, 2004 was $0.5 million, and increase of $0.1 million from $0.4 for the three months ended July 31, 2003. For the six months ended July 31, 2004 the loss from Continuing Operations was $1.6 million, a increase of $1.3 million from $0.3 million for the six months ended July 31, 2003.

          Income (Loss) from Discontinued Operations. Income from Discontinued Operations decreased $1.7 million to $(0.1) million for the three months ended July 31, 2004, from $1.6 million for the three months ended July 31, 2003. Income from Discontinued Operations decreased $1.6 million to $(0.2) million for the six months ended July 31, 2004, from $1.5 million for the six months ended July 31, 2003. The loss on discontinued operations for the three and six months ended July 31, 2004 is solely attributable to the Hometown Threads operation. The income from discontinued operations for the three months ended July 31, 2003 is the net result of a $1.5 million dollar HAPL discontinued operations reserve reversal in connection with a transaction whereby the company assigned its interest in the UNL lease portfolio from CIT to Beacon Funding Corporation plus net income of $184,000 from the operations of TUI offset by a $(92,000) loss from the operations of Hometown Threads. The income from discontinued operations for the six months ended July 31, 2003 is the net result of the $1.5 million dollar HAPL discontinued operations reserve reversal plus net income of $327,000 from the operations of TUI offset by a $(304,000) loss from the operations of Hometown Threads.


          Net Income (Loss). The net loss for the three months ended July 31, 2004 was $.7 million, a decrease of $0.5 million, from a net loss of $1.2 million for the three months ended July 31, 2003. Net loss for the six months ended July 31, 2004 was $1.8 million, an increase of $0.5 million, from the net loss of $1.3 million for the six months ended July 31, 2003.

Liquidity and Capital Resources

Operating Activities and Cash Flows

          The Company's working capital was $13.1 and $14.7 million at July 31, 2004 and January 31, 2004, respectively.

          During the six months ended July 31, 2004, the Company's cash and cash equivalents decreased by $3.1 million to $5.9 million primarily due to the increase in restricted cash of $2.7 million. Net cash of $0.2 million was used by the Company's operating activities and $2.8 million was used in financing activities $2.7 million of which was used as additional collateral for the Company's credit line, plus capital expenditures of $0.1 million.

          The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase Le s than 1 ye r 4-5 ye rs commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of July 31, 2004 the Company did not own any foreign currency futures contracts.

Future Commitments

The following table shows the Company's contractual obligations.

Payments due by period (in thousands)

                                Total   Less    1-3     4-5         More
                                        than 1  years   years       than 5
Contractual Obligations                 year                        years
-------------------------------------------------------------------------

Capital lease obligations     $1,482   $  135   $  577   $  570   $  200

Operating Lease obligations    2,132      630      712      443      347

Purchase Commitments           1,500    1,200      300        0        0

Employment Agreements            783      558      225        0        0
                              ------   ------   ------   ------   ------

Total                         $5,897   $2,523   $1,814   $1,013   $  547
                              ======   ======   ======   ======   ======

Revolving Credit Facility and Borrowings

          The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at July 31, 2004. The agreement was also used to support standby Letters of Credit of approximately $4.7 million and July 31, 2004.

          On August 31, 2004, the Company signed the Amendment No. 4 to the Loan and Security Agreement. This amendment provides for lower fees on the credit facility through January 31, 2004 and the suspension of financial covenants for the periods July 31, 2004 and October 31, 2004.

Critical Accounting Policies and Estimates

          There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2004.

Future Capital Requirements

          The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements in the near future.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The recent adverse fluctuation in the yen, which is the currency the company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these adverse exchange rate fluctuations. As a result, in order for the company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some but not all of the company's competitors face similar circumstances. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company's business. Currently, the Company does not use interest rate derivatives.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's 2004 Annual Meeting of  Stockholders  was held September
     8, 2004. At the meeting, the Company's stockholders voted upon (1) the election of directors; (2) the approval of the Company's 2004 Non-Employee Stock Option Plan; and (3) the approval of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ended January 31, 2005. The following is a tabulation of the votes:

 (1)      Election of Directors

                                             For                Against
                                             ---                -------
 Marvin Broitman (Class A)                5,290,572             241,737
 Mary Ann Domuracki (Class A)             5,293,172             239,137
 Henry Arnberg (Class B)                  1,418,500                 0
 Paul Gallagher (Class B)                 1,393,500              25,000

 (2)      Approval of 2004 Non-Employee Stock Option Plan

            For                       Against                  Abstain
            ---                       -------                  -------
         2,245,909                    345,800                   29,780

 (3)      Approval of BDO Seidman, LLP as the Company's Independent Auditors

            For                       Against                  Abstain
            ---                       -------                  -------
         6,888,086                    27,795                    9,928


Item 5. Other Information

          On July 16, 2004, the Company notified NASDAQ that due to the recent resignation of Herbert Gardner the Company no longer complies with NASDAQ's independent director and audit committee requirements as set forth in Marketplace Rule 4350-1. On July 19, 2004 the Company received notice from NASDAQ that it will be provided a cure period until the Company's next annual shareholders' meeting. As of the date of this report, the Company has not gained compliance.

          On August 20, 2004, the Company received notice from NASDAQ that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by NASDAQ Small Cap Market Marketplace Rule 4310(c)(4), and that in accordance with Marketplace Rule 4310(c)(8)(D), the Company has until February 16, 2005 to regain compliance. In the event that at anytime before February 16, 2005, the bid price of the Company's Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, NASDAQ staff will notify the Company in writing that the Company complies with the Rule.

          On August 30, 2004, The Company entered into new consolidated distribution agreements (the "Consolidated Agreements") with Tajima Industries Ltd. ("Tajima") granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

          The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

  *3.1    Restated Certificate of Incorporation of the Registrant

 **3.2    Amended and Restated By-laws of the Registrant

***4.1    Specimen of Class A Common Stock Certificate

***4.2    Specimen of Class B Common Stock Certificate

  10.1    Amendment No. 3 to Loan and Security Agreement dated as of
                September 1, 2004

  10.2    Tajima Distribution Agreement dated April, 2004 - Note:  portions omitted due to confidential treatment request.

  10.3    Tajima Distribution Agreement (western states) dated April, 2004 -
                Note:  portions omitted due to confidential treatment request.

  31.1    Certification of Henry Arnberg pursuant to Rule 13a-14(a) or
                Rule 15d - 14(a).

  31.2    Certification of Beverly Eichel pursuant to Section Rule 13a-14(a) or
                Rule 15d - 14(a).

  32.1    Certification of Chief Executive Officer pursuant to Section 906 of
                Sarbanes-Oxley Act of 2002.

  32.2    Certification of Chief Financial Officer pursuant to Section 906 of
                Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

  *Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.
 **Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October 31, 1997.
***Incorporated  by reference from the  Registrant's  Registration
        Statement on Form S-1,  Registration  Number 33-72618
--------------------------------------------------------------------------------

     (b) Reports on Form 8-K

     The Registrant filed a Report on Form 8-K with the Commission on June 14, 2004 regarding a change in fiscal year. The Company adopted a change in fiscal year to a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period, such that each quarterly period will be 13 weeks in length.

     The Registrant filed a Report on Form 8-K with the Commission on August 25, 2004 regarding a failure of the Company's Class A Common Stock to maintain the minimum bid requirement for listing on the Nasdaq SmallCap Market. On August 20, 2004, the Company was notified by Nasdaq that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. The Company has until February 16, 2005 to regain compliance.

     The Registrant filed a Report on Form 8-K with the Commission on August 30, 2004 regarding entry into a material definitive agreement. On August 30, 2004 the Company entered into a new consolidated distribution agreement granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HIRSCH INTERNATIONAL CORP.
                                                     Registrant


                                                 By: /S/Henry Arnberg
                                                     ---------------------------
                                                     Henry Arnberg, Chairman and
                                                     Chief Executive Officer



                                                 By: /s/Beverly Eichel
                                                     ---------------------------
                                                     Beverly Eichel,Vice
                                                     President of Finance and
                                                     Chief Financial Officer

         Dated: September 14, 2004