Form 10-Q
period 2004-10-30
HIRSCH INTERNATIONAL CORP
filed 2004-12-14
CIK 915909

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

                 For the quarterly period ended October 30, 2004

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

                          Indicate the number of shares
                           outstanding of each of the
                           issuer's classes of common
                            stock, as of December 14,
                                      2004.


              Class of Common Equity                  Number of Shares

              Class A Common Stock,                   6,791,283
                   par value $.01

              Class B Common Stock,                   1,568,518
                   par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----


Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                         3-4
             October 30, 2004 and January 31, 2004

             Condensed Consolidated Statements of Operations                   5
             for the Three and Nine Months Ended October 30, 2004 and 2003

             Condensed Consolidated Statements of Cash Flows                 6-7
             for the Nine Months Ended October 30, 2004 and 2003

             Notes to Condensed Consolidated Financial Statements           8-12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       15

Item 4.      Controls and Procedures                                         15



Part II.  Other Information

Item 1.      Legal Proceedings                                                16

Item 2.      Changes in Securities                                            16

Item 3.      Defaults Upon Senior Securities                                  16

Item 4.      Submission of Matters to a Vote of Security Holders              16

Item 5.      Other Information                                                16

Item 6.      Exhibits and Reports on Form 8-K

                  Signatures                                                  17

                  Certifications                                           18-21

         Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                       October 30,                  January 31,
                                                                          2004                         2004
                                                                --------------------------   --------------------------
                                                                        (Unaudited)
        ASSETS
        CURRENT ASSETS:

          Cash and cash equivalents                                     $ 5,475,000                  $ 8,963,000
          Restricted cash (Note 7)                                        5,650,000                    3,000,000
          Accounts receivable, net                                        5,106,000                    6,562,000
          Inventories, net (Note 3)                                       4,978,000                    6,922,000
          Other current assets                                              524,000                      265,000
          Assets of discontinued operations (Note 5)                      1,062,000                    1,361,000
                                                                --------------------------   --------------------------
               Total current assets                                      22,795,000                   27,073,000
                                                                --------------------------   --------------------------

        PROPERTY, PLANT AND EQUIPMENT, net of accumulated                 2,063,000                    2,397,000
        depreciation and amortization

        OTHER ASSETS                                                        750,000                      877,000
                                                                --------------------------   --------------------------

        TOTAL ASSETS                                                   $ 25,608,000                  $30,347,000
                                                                ==========================   ==========================


         See notes to condensed consolidated financial statements.


                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            October 30,                  January 31,
                                                                               2004                          2004
                                                                     --------------------------    -------------------------
                                                                            (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

          Trade acceptances payable                                                 $ 0                   $ 1,324,000
          Accounts payable and accrued expenses
          (Notes 4 and 5)                                                     6,392,000                     8,150,000
          Customers deposits and other                                          864,000                       625,000
          Liabilities of discontinued operations (Note 5)                     1,878,000                     2,254,000
                                                                     --------------------------    -------------------------
              Total current liabilities                                       9,134,000                    12,353,000
                                                                     --------------------------    -------------------------

          Capitalized lease obligations, less current portion                 1,309,000                     1,418,000
          Deferred gain on sale of building                                     638,000                       728,000
                                                                     --------------------------    -------------------------
              Total liabilities                                              11,081,000                    14,499,000
                                                                     --------------------------    -------------------------

        COMMITMENTS AND CONTINGENCIES (Note 7)

        STOCKHOLDERS' EQUITY (Note 8)

        Preferred stock, $.01 par value; authorized:                                  0                             0
        1,000,000 shares; issued: none

        Class A common stock, $.01 par value; authorized:
        20,000,000 shares, issued: 7,956,000 and 6,826,000
        shares, respectively                                                     80,000                        68,000

        Class B common stock, $.01 par value; authorized:
        3,000,000 shares, outstanding: 1,568,000 shares                          16,000                        27,000

        Additional paid-in capital                                           41,414,000                    41,408,000
        Accumulated deficit                                                 (24,966,000)                  (23,638,000)
                                                                     --------------------------    -------------------------
                                                                             16,544,000                    17,865,000
         Less: Treasury Class A Common stock at cost, 1,164,000
        shares                                                                2,017,000                     2,017,000
                                                                     --------------------------    -------------------------
                   Total stockholders' equity                                14,527,000                    15,848,000
                                                                     --------------------------    -------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 25,608,000                   $30,347,000
                                                                     ==========================    =========================

         See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                           Nine Months Ended
                                                      October 30,         October 31,            October 30,          October 31,
                                                  -------------------- -------------------    ------------------- ------------------
                                                         2004                  2003                  2004                  2003

  NET SALES                                          $ 11,867,000           $11,892,000           $31,871,000           $34,940,000

  COST OF SALES                                         7,986,000             8,154,000            21,342,000            23,345,000
                                                  ------------------    ------------------    ------------------    ----------------

  GROSS PROFIT                                          3,881,000             3,738,000            10,529,000            11,595,000

  SELLING, GENERAL & ADMINISTRATIVE EXPENSES            3,802,000             4,438,000            12,013,000            13,501,000

    Restructuring Costs (Note 6)                                0                     0                     0              (697,000)
                                                  ------------------    ------------------    ------------------    ----------------
         Total Operating Expenses                       3,802,000             4,438,000            12,013,000            12,804,000
                                                  ------------------    ------------------    ------------------    ----------------

                          OPERATING INCOME (LOSS)          79,000              (700,000)           (1,484,000)           (1,209,000)

  OTHER EXPENSE (INCOME)
    Interest Expense (Income)                              36,000                52,000               112,000               (70,000)
    Other Expense (Income)                                100,000                91,000                10,000               (54,000)
                                                  ------------------    ------------------    ------------------    ----------------
         Total Other Expense (Income)                     136,000               143,000               122,000              (124,000)
                                                  ------------------    ------------------    ------------------    ----------------

  LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX PROVISION AND DISCONTINUED OPERATIONS               (57,000)             (843,000)           (1,606,000)           (1,085,000)

  INCOME TAX PROVISION                                      4,000                     0                20,000                25,000
                                                  ------------------    ------------------    ------------------    ----------------

  LOSS FROM CONTINUING OPERATIONS                         (61,000)             (843,000)           (1,626,000)           (1,110,000)

  GAIN ON SALE OF HOMETOWN THREADS (NOTE 5)               943,000                     0               943,000                     0

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NOTE
  5)                                                    (374,000)               765,000             (567,000)             2,288,000
                                                  ------------------    ------------------    ------------------    ----------------

         NET INCOME (LOSS)                               $508,000              ($78,000)         $ (1,250,000)           $1,178,000
                                                  ==================    ==================    ==================    ================

  Income (Loss) Per Share Basic and Diluted:

  LOSS FROM CONTINUTING OPERATIONS                         ($0.01)               ($0.07)               ($0.20)               ($0.09)
  GAIN ON SALE OF HOMETOWN THREADS                          $0.11                 $0.00                 $0.11                 $0.00
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS              ($0.04)                  0.06               ($0.06)                  0.23
                                                  ------------------    ------------------    ------------------    ----------------

         NET INCOME (LOSS) PER SHARE                        $0.06                $(0.01)               ($0.15)                $0.14
                                                  ==================    ==================    ==================    ================

  Weighted Average Number of Shares
  In the Calculation of Income (Loss) per Share
  Basic and Diluted                                     8,348,780             8,480,852             8,342,422             8,654,359
                                                  ==================    ==================    ==================    ================

     See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                 October 30,            October 31,
                                                                            ---------------------- ----------------------
                                                                                   2004                     2003


        CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income (loss)                                                       $ (1,250,000)             $ 1,178,000

          Adjustments to reconcile net income (loss) to net cash used in operating activities:

          Gain on sale of fixed assets                                                       0                  (50,000)

          Depreciation and amortization                                                583,000                  672,000

          Recognized Gain on Sale of Building                                          (89,000)                 (89,000)

          Provision for reserves                                                      (100,000)                 155,000

          Reversal of Restructuring Accrual                                                  0                 (697,000)

          Reversal of Reserve on Discontinued Operations                                     0               (2,000,000)

          Minority interest                                                                  0                  212,000

          Gain on Sale of Subsidiary                                                  (943,000)                       0

        Changes in assets and liabilities:

          Accounts receivable                                                        1,497,000               (2,103,000)

          Net investment in sales-type leases                                          (60,000)                 621,000

          Inventories                                                                1,941,000                2,356,000

          Prepaid taxes                                                                 (8,000)                 114,000

          Other assets                                                                (337,000)                 577,000

          Trade acceptances payable                                                 (1,324,000)               1,365,000

          Accounts payable and accrued expenses                                     (1,586,000)              (2,804,000)
                                                                            --------------------    ---------------------

              Net cash used in operating activities                                 (1,676,000)                (493,000)
                                                                            --------------------    ---------------------

             See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                   October 30,             October 31,
                                                                              ----------------------- ----------------------
                                                                                      2004                     2003
          CASH FLOWS FROM INVESTING ACTIVITIES:

            Capital expenditures                                                         (121,000)                (457,000)

            Site Development Costs for Hometown Threads                                         0                  (21,000)

            Proceeds from sale of fixed assets                                                  0                  100,000

            Proceeds from sale of subsidiary, net of expenses                           1,139,000                  500,000
                                                                              ---------------------    ---------------------

            Net cash provided by investing activities                                   1,018,000                  122,000
                                                                              ---------------------    ---------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:

            Repayments of long term debt                                                 (109,000)                 (91,000)

            Exercise of Stock Options                                                       7,000                   10,000

            Restricted Cash                                                            (2,650,000)              (3,088,000)

            Purchase of treasury shares                                                         0                 (414,000)

            Payment of Dividends                                                          (78,000)                 (85,000)
                                                                              ---------------------    ---------------------

            Net cash used in financing activities                                      (2,830,000)              (3,668,000)
                                                                              ---------------------    ---------------------

          DECREASE IN CASH AND
          CASH EQUIVALENTS                                                             (3,488,000)              (4,039,000)

          CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,963,000                7,707,000
                                                                              ---------------------    ---------------------

          CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $5,475,000              $ 3,668,000
                                                                              =====================    =====================

          SUPPLEMENTAL DISCLOSURE OF CASH
          FLOW INFORMATION:

            Interest paid                                                                $112,000                $ 161,000
                                                                              =====================    =====================

            Income taxes paid                                                            $ 27,000                $ 353,000
                                                                              =====================    =====================

             See notes to condensed consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
        Three and Nine Months Ended October 30, 2004 and October 31, 2003



1.       Organization and Basis of Presentation

                  The accompanying Condensed Consolidated financial statements as of and for the three and nine month periods ended October 30, 2004 and October 31, 2003 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Tajima USA, Inc. ("TUI")through January 31, 2004, Hometown Threads, LLC ("Hometown") through October 22, 2004, and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

                  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and nine month periods ended October 30, 2004 and October 31, 2003, the financial position at October 30, 2004 and cash flows for the nine month periods ended October 30, 2004 and October 31, 2003, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission.

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


2.       Stock Based Compensation

                  The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. The following table details the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.



                                                                For the three months ended           For the nine months ended
                                                               October 30,      October 31,         October 30,      October 31,
                                                                   2004            2003                2004             2003
                                                                   ----            ----                ----             ----
                                                                          (in thousands, except for per share amounts)

              Net Income (Loss), as reported                          $508              ($78)          ($1,250)             $1,178

              Deduct: Total stock-based employee
              compensation expense determined under fair
              value based method                                        12                  17               29                 52
                                                              -------------    ---------------    --------------     --------------

              Pro-forma net income (loss)                             $496              ($95)          ($1,279)             $1,126
                                                              =============    ===============    ==============     ==============
              Earnings (loss) per share:

              Basic and Diluted - as reported                        $0.06             ($.01)           ($0.15)             ($.14)

              Basic and Diluted- pro-forma                           $0.06             ($.01)           ($0.16)            ($0.13)

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2005: expected dividend yield of 0%, expected volatility of 77%, risk-free interest rate of 3.35% for grants on 09/17/04 and for Fiscal 2004: expected dividend yield of 4.00%, expected volatility of 72%, risk-free interest rate of 2.37% for grants on 06/02/2003,2.14% for grants on 06/16/2003 and 2.63% for grants on 07/09/2003;
and an expected life of 5 years.

3.       Inventories

                              October 30, 2004               January 31, 2004
                          --------------------------     -----------------------

New Machines                        $3,011,000                     $5,194,000
Used Machines                          345,000                        344,000
Parts                                3,261,000                      2,967,000
                          --------------------------     -----------------------
                                     6,617,000                      8,505,000
Less Reserve for                    (1,639,000)                    (1,583,000)
slow moving inventory
                          --------------------------     -----------------------

Inventories, net                    $4,978,000                     $6,922,000
                          ==========================     =======================


4.       Warranty Reserve

                    The warranty reserve included in Accounts Payable and
              Accrued Expenses was $543,000 at year end. There has been no change in the warranty reserve during the nine months ended October 30, 2004.


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

              Summary operating results of the discontinued operations of HAPL
               (in thousands) are as follows:

                       For the three months ended      For the nine months ended
                        October 30,       October 31,   October 30,  October 31,
                           2004              2003         2004            2003
                           ----              ----         ----            ----
Revenue                       15                87          97            588
Gross profit                  15                32          75            247
Income from                    0               500           0          2,000
discontinued Operations.

                  The operating loss during the nine months ended October 31,
              2002 included a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. The increase in the MLPR (Minimum Lease Payments Receivable) provision was to reserve against a probable loss on the sale of the remaining portfolio. During the three months ended July 31, 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining UNL (Ultimate Net Loss) lease portfolio from CIT to Beacon Funding Corporation. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for $375,000. The Company has reversed, as part of discontinued operations, $1.5 million of reserves associated with the UNL lease portfolio. The transaction closed in September 2003. During the three months ended October 31, 2003, the Company reversed the remaining $0.5 million of reserves associated with the UNL lease portfolio. The Company plans to wind down the remaining assets by January 2005.

              Assets and Liabilities of discontinued operations (in thousands) are as follows:


                                     October 30, 2004         January 31, 2004
                                   ---------------------    --------------------
Assets:
  MLPR and residuals                         $ 908                   $1,103
  Inventory                                      0                       23
  Prepaid Taxes and other assets                 5                       11
                                   ---------------------    --------------------

Total Assets                                  $913                  $ 1,137
                                   =====================    ====================

Liabilities:
  Accounts Payable & Accruals               $1,264                  $ 1,548
  Income Taxes Payable                          87                       87
                                   ---------------------    --------------------

             Total Liabilities              $1,351                  $ 1,635
                                   =====================    ====================

                  During the quarter ended April 30, 2004, the Company
              determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA") pursuant to the terms of a certain Asset Purchase Agreement ("Agreement") entered into between the Company, Hometown, Buyer and PCA. Prior to the transaction, Hometown had been engaged in the business of operating and franchising retail embroidery service centers in Wal-Mart stores and other retail locations (the "Business"). The purchase price for the assets acquired by Buyer was $1,500,000. In addition, Buyer agreed to assume certain enumerated liabilities of Hometown. Pursuant to the Agreement, PCA guaranteed the obligations of the Buyer. The Company and Hometown entered a Non-Competition, Non-Disclosure and Non-Solicitation Agreement, the Company and Hometown are precluded from directly and indirectly competing with Buyer for seven (7) years in the United States. The Company and Hometown are also required to keep confidential certain Confidential Information (as defined therein) for a period of ten (10) years. Pursuant to the Agreement, The Company, Hometown and Buyer have entered into a certain Supply Agreement having a term of five (5) years. Under the terms of the Supply Agreement, the Company agreed to supply to Buyer and Buyer is required to purchase from the Company all products previously purchased by Hometown from the Company and utilized in the Business upon the prices, terms and conditions contained therein.

                  As a result of the sale of the Hometown Threads subsidiary, the Company recognized a gain of approximately $943,000.
                  The Buyer has withheld $200,000 from the selling price
              primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies are resolved during the six month hold-back period.
                  Hometown Threads, LLC was accounted for as discontinued
              operations in the consolidated financial statements for all periods presented.

              Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                             October 30,            January 31,
                                                 2004                  2004
                                           -------------------     -------------
 Assets:
    Accounts receivable                            $ 149                   26
    Property, plant and equipment, net                 0                   22
    Prepaid taxes and other assets                     0                  176
                                          -------------------     --------------
 Total Assets                                      $ 149                $ 224
                                          ===================     ==============

 Liabilities:
    Accounts payable and accrued expenses          $ 527                $ 619
                                          -------------------     --------------
 Total Liabilities                                 $ 527                $ 619
                                          ===================     ==============

 Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                       For the three months ended    For the nine months ended
                      October 30,      October 31,   October 30,     October 31,
                           2004              2003          2004            2003
                        ------------   ------------   -------------   ----------
Revenue                     $321              $644         $1,425        $1,667
Gross profit                  18               300            646           962
Gain on Sale                 943                 0            943             0
Income (Loss) from         ($374)              $ 51         $(567)       $ (254)
Discontinued Operations.


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

              Summary operating results of the discontinued operations of TUI (in thousands) are as follows:

                                       For the three            For the nine
                                        months ended            months ended
                                      October 31, 2003        October 31, 2003
                                    ---------------------   --------------------
Revenue                                    $ 3,386                  $ 8,975
Gross profit                                   471                    1,022
Income from discontinued operations          $ 214                    $ 542

6.       Reversal of Restructuring Costs

              During  the nine  months  ended  October  31,  2003,  the  Company reversed, as a reduction of operating expenses, $697,000 of restructuring costs associated with the completion of the restructuring plan.

7.       Commitments and Contingencies

                   As of October 30, 2004, the Company had $5.7 million in
              restricted cash which is used to collateralize standby letters of credit in the amount of $4.7 million opened against the credit line at Congress Financial.

                   On September 20, 2004, the Company received notice from the
              NASDAQ Stock Market, Inc. that due to the appointment of Christopher J. Davino to its Board of Directors and Audit Committee, the Company regained compliance with the independent director and Audit Committee requirements for continued inclusion set forth in Marketplace Rule 4350-1 (the "Rule"), and consequently, the Company's Class A Common Stock would not be subject to delisting because of non-compliance with the Rule as was previously reported on the Company's Report on Form 8-K filed with the Commission on September 17, 2004.

                   On November 24, 2004, the Company received notice from the
              Nasdaq Stock Market, Inc. ("Nasdaq") that the closing bid price of its Class A common stock had been at $1.00 or greater for at least 10 consecutive business days and, consequently the Company would not be subject to delisting due to non-compliance with the Nasdaq Marketplace Rule 4310(c)(4) as was previously reported on the Company's Report on Form 8-K filed with the Commission on August 25, 2004. Accordingly, the Company has regained compliance with Marketplace Rule 4310(c)(4) and Nasdaq considers the matter closed.

8.      Stockholders' Equity

                    On October 18,  2004,  Paul Levine,  a Class B  Shareholder,
               converted 1,099,621 of Class B shares for 1,099,621 Class A shares in a non-cash share for share transaction.

9.      Subsequent Events

                   On December 1, 2004, Paul Gallagher, the Company's President
              and Chief Operating Officer, assumed the additional responsibility of Chief Executive Officer. He succeeds Henry Arnberg, a founder of the Company, who will continue to serve as Chairman of the Board of Directors.

                   On December 1, 2004, Mr. Gallagher also entered into a new two year employment agreement effective September 11, 2004. The contract provides for a grant to the executive of an option to purchase 150,000 shares of its Class A Common Stock pursuant to the Company's 2003 Employee Stock Option Plan. This option was issued at Market on December 1, 2004 and shall be exercisable on or after December 31, 2004 with respect to one half of the underlying shares and on or after December 21, 2005 with respect to the remaining half.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Condensed Consolidated Financial Statements, including the Notes thereto. These factors include, without limitation, on-going competition from other distributors and manufacturers of embroidery equipment, fluctuations in currency, the effectiveness of new advertising and promotion strategies, availability of adequate supplies of inventory, the ability to attract and maintain employees, legal and regulatory matters, potential new business opportunities, the Company's ability to assume and maintain a competitive position in the embroidery machine market, volatility in sales, fluctuations in working capital and general economic conditions. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 31 of the applicable calendar year.

                 Results of Operations for the three and nine months ended October 30, 2004 as compared to the three and nine months ended October 31, 2003.

                  Net sales. Net sales for the three months ended October 30, 2004 and the three months ended October 31, 2003 were $11.9 million, respectively, and $31.9 million for the nine months ended October 30, 2004, a decrease of $3.1 million or 8.9%, compared to $35.0 million for the nine months ended October 31, 2003. The Company believes that the reduction in the sales level for the nine months ended October 30, 2004 is mainly attributable to an on-going decrease in demand for large head embroidery machines and greater competition in the small machine market which resulted in lower prices for embroidery machines. Net sales for the three months ended October 30, 2004 remained consistent for the three months ended October 31, 2003.

                  Cost of sales. For the three months ended October 30, 2004, cost of sales decreased $0.2 million, or 2.4%, to $8.0 million from $8.2 million for the three months ended October 31, 2003, and for the nine months ended October 30, 2004 decreased $2.0 million, or 8.6%, to $21.3 million from $23.3 million for the nine months ended October 31, 2003. The decrease is directly related to the decrease in sales volume over the same period. The Company's gross margin remained relatively constant at 33.0% for the nine months ended October 30, 2004 compared to 33.2% for the nine months ended October 31, 2003 and increased from 31.4% for the three months ended October 31, 2003 compared to 32.4% for the three months ended October 30, 2004. The recent fluctuation of the dollar against the yen, which is the currency the Company's embroidery machines are priced in, has adversely affected and is likely to continue to adversely affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some but not all of the Company's competitors face similar circumstances.

                  Operating Expenses. For the three months ended October 30, 2004, operating expenses decreased by $0.6 million to $3.8 million, from $4.4 million for the three months ended October 31, 2003 and for the nine months ended October 30, 2004, decreased by $1.5 million to $12.0 million from $13.5 million for the nine months ended October 31, 2003. The decrease in operating expenses for the three and nine months ended October 30, 2004 is directly related to the Company's continuing efforts to control operating costs in relation to the sales decline. Operating expenses for the nine months ended October 30, 2004 included a reversal of the provision for doubtful account of $100,000. Operating expenses for the nine months ended October 31, 2003 were further decreased by $697,000, as a result of the reversal of restructuring costs associated with the completion of the restructuring plan.

                  Interest Expense (Income). For the three months ended October 30, 2004, interest expense was $36,000 as compared to interest expense of $52,000 for the three months ended October 31, 2003. For the nine months ended October 30, 2004 interest expense was $112,000 as compared to interest income of $70,000 for the nine months ended October 31, 2003. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters. Interest income of $225,000 associated with the income tax refund was recognized during the nine months ended October 31, 2003.

                  Other Income (Expense). For the three months ended October 30, 2004, other expense increased $9,000 to $100,000 from $91,000 in other expense for the three months ended October 31, 2003. For the nine months ended October 30, 2004 other expense was $10,000 as compared to other income of $54,000 for the nine months ended October 31, 2003. The change in other expense is due to currency translation fluctuations for yen.

                  Income Tax Provision. The income tax expense recorded for the three and nine months ended October 30, 2004 and October 31, 2003 represents taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

                  Loss from Continuing Operations. The loss from Continuing Operations for the three months ended October 30, 2004 was $0.06 million, a decrease of $0.74 million from $0.8 for the three months ended October 31, 2003. For the nine months ended October 30, 2004 the loss from Continuing Operations was $1.6 million, an increase of $0.5 million from $1.1 million for the nine months ended October 31, 2003.

                  Income (Loss) from Discontinued Operations. Income from Discontinued Operations decreased $0.2 million to $0.6 million for the three months ended October 30, 2004, from $0.8 million for the three months ended October 31, 2003. Income from Discontinued Operations decreased $1.9 million to $0.4 million for the nine months ended October 30, 2004, from $2.3 million for the nine months ended October 31, 2003. The income on discontinued operations for the three and nine months ended October 30, 2004 is solely attributable to the Hometown Threads operations. During the quarter ended April 30, 2004, the Company determined that Hometown was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA") pursuant to the terms of a certain Asset Purchase Agreement ("Agreement") entered into between the Company, Hometown, Buyer and PCA. The purchase price for the assets acquired by Buyer was $1,500,000. As a result of the sale of Hometown, the Company recognized a gain of approximately $943,000. The income from discontinued operations for the three months ended October 31, 2003 is the net result of a $0.5 million dollar HAPL discontinued operations reserve reversal in connection with a transaction whereby the Company assigned its interest in the UNL lease portfolio from CIT to Beacon Funding Corporation plus net income of $214,000 from the operations of TUI and $51,000 in income from the operations of Hometown. The income from discontinued operations for the nine months ended October 31, 2003 is the net result of the $2.0 million dollar HAPL discontinued operations reserve reversal plus net income of $542,000 from the operations of TUI offset by a $254,000 loss from the operations of Hometown.

                  Net Income (Loss). The net income for the three months ended October 30, 2004 was $0.5 million, an increase of $0.6 million from a net loss of $0.1 million for the three months ended October 31, 2003. Net loss for the nine months ended October 30, 2004 was $1.3 million, a decrease of $2.5 million from the net income of $1.2 million for the nine months ended October 31, 2003.

          Liquidity and Capital Resources

          Operating Activities and Cash Flows

                  The Company's working capital was $13.7 at October 30, 2004, decreasing $1.0 million, or 6.8% from $14.7 million at January 31, 2004, respectively.

                  During the nine months ended October 30, 2004, the Company's cash and cash equivalents decreased by $3.4 million to $5.5 million due to the increase in restricted cash of $2.7 million in addition to cash used by the companies operations. Net cash of $1.7 million was used by the Company's operating activities and $2.8 million was used in financing activities, $2.7 million of which was used as additional collateral for the Company's credit line. Investing activities included capital expenditures of $0.01 million and net proceeds from the sale of Hometown of $1.1 million.

                  The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of October 31, 2004 the Company did not own any foreign currency futures contracts.

         Future Commitments

         The following table shows the Company's contractual obligations related to long-term obligations.

         Payments due by period (in thousands)


         Contractual Obligations                     Total        Less than       1 - 3         4-5          More than
                                                                    1 year         years         years        5 years
         -------------------------------------     -----------    -----------     ---------     ---------    -----------

         Capital lease obligations                    $ 1,450          $ 141         $ 368         $ 508          $ 433

         Operating Lease obligations                    2,055            617           701           444            293

         Purchase Commitments                           1,300          1,200           100             0              0

         Employment Agreements                          1,049            668           381             0              0
                                                   -----------    -----------     ---------     ---------    -----------

         Total                                        $ 5,854      $ 2,626        $ 1,550          $ 952          $ 726
                                                   ===========    ===========     =========     =========    ===========

         Revolving Credit Facility and Borrowings

                  The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at October 30, 2004. The Congress Agreement was also used to support standby Letters of Credit of approximately $4.7 million at October 30, 2004.

                  On August 31, 2004, the Company signed Amendment No. 4 to the Loan and Security Agreement. This amendment provides for lower fees on the credit facility through January 31, 2005 and the suspension of compliance with financial covenants for the periods July 31, 2004 and October 31, 2004.

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

                  Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At October 30, 2004, there was no usage of the revolving credit facility. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.


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

                    *3.1 Restated Certificate of Incorporation of the Registrant

                    **3.2 Amended and Restated By-laws of the Registrant

                   ***4.1 Specimen of Class A Common Stock Certificate

                   ***4.2 Specimen of Class B Common Stock Certificate

                  10.1 Employment Agreement of Paul Gallagher

                  10.2 Asset Purchase Agreement dated October 22, 2004, among the Company, Hometown Threads, Embroidery Acquisition LLC and PCA, LLC.

                  10.3 Supply Agreement dated October 22, 2004, among the Company, Hometown Threads and Embroidery Acquisition, LLC.

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

     ***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618

--------------------------------------------------------------------------------

              (b) Reports on Form 8K

         The Registrant filed a Report on Form 8-K with the Commission on October 28, 2004 regarding the sale of its Hometown Threads, LLC subsidiary.

         The Registrant filed a Report on form 8-K with the Commission on December 1, 2004 regarding the satisfaction and compliance with the minimum bid requirement of the Nasdaq Stock Market.

         The Registrant filed a Report on form 8-K with the Commission on December 7, 2004 regarding the retirement of Henry Arnberg and appointment of Paul E. Gallagher as Chief Executive Officer.


--------------------------------------------------------------------------------



         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HIRSCH INTERNATIONAL CORP.
Registrant

By: /s/Paul E. Gallagher
------------------------
Paul E. Gallagher, President,
Chief Executive Officer and Chief Operating Officer


By: /s/Beverly Eichel
---------------------
Beverly Eichel, Vice President, Finance
and Chief Financial Officer

Dated: December 14, 2004