Form 10-K
period 2005-01-29
HIRSCH INTERNATIONAL CORP
filed 2005-04-29
CIK 915909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-23434


                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         11-2230715
     -----------------------------------     -----------------------------
      (State of other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization

          200 Wireless Boulevard, Hauppauge, NY                 11788
    ---------------------------------------------       ------------------
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (631) 436-7100


        Securities registered pursuant to Section 12(b) of the Act: NONE

      Title of each class         Name of each exchange on which registered
   ----------------------     -------------------------------------------------
          (None)                                (None)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par value

                                    (CLASS A)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the closing price on July 31, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,134,000.

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 18, 2005 were:


                Class of Common Equity                          Number of Shares
                ----------------------                          ----------------

                Class A Common Stock                            7,902,010
                    Par Value $.01

                Class B Common Stock                              550,018
                    Par Value $.01

     *For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.

                           Hirsch International Corp.
                                    Form 10-K
                   For the Fiscal Year ended January 29, 2005
                                Table of Contents


Part I                                                                     Page
                                                                           ----
Item 1.           Business                                                 4-12
Item 2.           Properties                                              12-13
Item 3.           Legal Proceedings                                          13
Item 4.           Submission of Matters to a Vote of Security Holders        13

Part II
Item 5.           Market for Common Equity and Related Stockholder
                  Matters                                                 13-14
Item 6.           Selected Financial Data                                 14-16
Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           16-24
Item 7A.          Quantitative and Qualitative Disclosures
                  About Market Risk                                          24
Item 8.           Financial Statements and Supplementary Data             24-25
Item 9.           Changes in and Disagreements on Accounting
                  And Financial Disclosure                                   25
Item 9A.          Controls and Procedures                                    25
Item 9B.          Other Information                                          25

Part III
Item 10.          Directors and Executive Officers of the Registrant       26-28
Item 11.          Executive Compensation                                   29-36
Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management and Related Stockholder
                  Matters                                                  37-38
Item 13.          Certain Relationships and Related Transactions           38-39
Item 14.          Principal Accountant Fees and Services                   39-40

Part IV
Item 15.          Exhibits and Financial Statement Schedules                  40
                  Exhibit Index                                            40-42
                  Signatures and Certifications                               42

                                     PART I

ITEM 1.  BUSINESS

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. The Company markets itself under the brand "Tajima USA Sales and Support by Hirsch International Corp." and offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, a diverse line of embroidery parts, supplies, accessories and embroidery products. In addition, Hirsch provides a comprehensive service program, and user training and support. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The application of new technologies has transformed the embroidery industry from one which was labor-intensive, utilizing machinery with limited production capabilities to an industry where investment in electronic, computer-controlled machinery and related application software has increased labor efficiencies and production capacities while expanding the flexibility and complexity of embroidery designs. These developments have not only resulted in the expansion of existing markets but have also led to the creation of new markets for embroidery. The industry on a world-wide basis has benefited in the past from the growth in consumer demand for licensed products carrying the names, logos and designs of professional and collegiate sports teams, entertainment companies and their characters, as well as branded merchandise and related goods. Until fiscal 1999, these trends and others contributed to an increase in demand for machinery, software and services provided by Hirsch. However, beginning in the fiscal year ended January 31, 2000 (fiscal 2000) and continuing through the present day, the Company and the U.S. embroidery industry as a whole experienced a decrease in overall demand driven by the relocation offshore of large, multi-head equipment customers that resulted in reduced domestic demand for large embroidery machines. As a result, in the year ended January 31, 2002 (fiscal 2002) the Company initiated a restructuring program designed to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment and disposing of facilities no longer required to support its new business model (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The Company's customer base includes large operators who run numerous machines (which accounts for a smaller percentage of the Company's business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

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

     The Company enjoys a good relationship with Tajima, having spanned more than 25 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until early 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), to assemble two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), Tajima's parent company's manufacturing arm. As of January 31, 2004, the Company sold its remaining interest in TUI to Tajima Industries, Ltd. The sale has been reflected in the financial statements as a discontinued operation for all periods presented. (See Note 7 to the Consolidated Financial Statements).

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

The Embroidery Industry

     The embroidery industry today uses electronic computer-controlled machinery that, on a world-wide basis, benefits from the demand for licensed products distributed by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embroidered have attracted commercial appeal for special event promotional marketing. Embroidery equipment may contain single or multiple sewing heads, each sewing head consisting of one to a group of needles that are fed by spools of thread attached to the equipment. The design and production capabilities of the sewing heads are enhanced through the application and integration of computers and specialized software.

     During fiscal 2005, Tajima introduced MicroSmart(TM) technology and launched the all-new M series family of computer-controlled embroidery equipment. MicroSmart(TM) - a Tajima exclusive - is a groundbreaking proprietary technology that acts as the "brains" of the machine. MicroSmart(TM) Technology optimizes microchip integration into the design and operation of the machine and simultaneously executes each task command in the stitch production process -
thereby producing the world's smartest and easiest machine to operate. MicroSmart(TM) Technology integrates certain mechanical innovations into the production process creating the most powerful capabilities available anywhere. Frame drive is MicroSmart(TM) controlled yielding a more precise stitch length and higher quality embroidery.

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines, (ii) distributes Pulse's proprietary application software programs for embroidery machines, (iii) sells a broad range of embroidery supplies, accessories and products, (iv) reconditions, remanufactures and sells used embroidery machinery, and (v) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

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

     Former Assembly Operations. The Company's former subsidiary Tajima USA, Inc. ("TUI") maintains a facility located in Ronkonkoma, New York, near the Company's headquarters. Assembly of Tajima machines of up to eight heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times and production flexibility enables the Company to be responsive to changing needs of the market.

     Pulse Microsystems Ltd. Software. Pulse, a former subsidiary of the Company, offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of Pulse's proprietary application software products are designed to operate in the Microsoft(R), Windows(R) 98 and Windows(R) XP environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines, can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of over 20,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

     Embroidery Supplies, Accessories, Machine Parts and Products. The Company's parts, supplies and accessories division offers a broad range of embroidery supplies, accessories and proprietary products, which is an integral part of the Company's single source strategy. Moreover, the expansion of the Company's marketing efforts is directed toward trade publications, advertising as well as both industry and trade show participation. During fiscal 2005, the Company launched an on-line embroidery store allowing customers to order parts and supplies 24 hours a day, 7 days a week. The Company offers a full line of consumable supplies, parts and materials utilized in the embroidery process and continues to market special purpose embroidery replacement parts and products which act to simplify the embroidery process.

     Used Embroidery Machinery. The Company accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine on a case by case basis. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for used embroidery machines represents an established share of the machine market.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed by two centrally located regional technicians. After the Company delivers an embroidery machine to a customer, the Company's trained personnel may assist in the installation, setup and operation of the machine. The Company employs a staff of technical service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its field service technicians to the customer.

     Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

Discontinued Operations

     In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its ongoing objectives and discontinued HAPL's Leasing's operations. Accordingly, the Company has reported its discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented.

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited. All periods presented have been restated to reflect the discontinue operations of Pulse (See Note 7 to the Consolidated Financial Statements).

     Effective January 31, 2004, the Company executed an Agreement with Tajima Industries, Ltd. ("Tajima") pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its Tajima USA Inc. ("TUI") subsidiary owned by it to Tajima. The Company's Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See
Note 7 to the Consolidated Financial Statements).

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement entered into between the Company, Hometown Threads, Buyer and PCA. Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 7 to the Consolidated Financial Statements).

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and is one of the leading distributors of Tajima equipment in the world and markets its products under the name "Tajima USA Sales and Support by Hirsch International Corp." The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales staff is headed by Kris Janowski, Executive Vice-President of the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality embroidery equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition with lower cost manufacturers, the Company attempts to maintain a balance between market share and profit margins to the best degree possible.

     The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs to assist customers in the use, operation and servicing of the embroidery machines and software it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides its customers with manuals as training tools. Company personnel also provide technical support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting embroidery operations. Telephone software support is provided by Pulse.

     The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

     The Company provides its customers with a limited warranty of up to five years against malfunctions from defects in material or workmanship on the Tajima machines it distributes. The warranty covers specific classes of parts and labor. Tajima provides the Company with a limited two year warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on Tajima products.

Supplier Relationships with Tajima

     On August 30, 2004, the Company entered into new consolidated distribution agreements (the "Consolidated Agreements" with Tajima Industries Ltd. ("Tajima") granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

     The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011 (the "Main Agreement"). In addition, the Company was also granted certain distribution rights in the remaining 11 western states (the "West Coast Distribution Agreement") for the period February 21, 2004 through February 21, 2005. The Company is currently negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima.

     Each agreement may be terminated upon the failure by the Company to achieve certain minimum sales quotas. During fiscal 2005, the Company failed to meet these minimum sales quotas; however, Tajima waived the Company's failure for fiscal 2005. For fiscal 2004, the minimum sales quotas were met. Furthermore, the agreements may be terminated if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred.

     Although there can be no assurance that the Company will be able to maintain its relationship with Tajima, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because: (i) the Company has maintained a relationship with Tajima for over 25 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; and (iii) the Company supports Tajima's development activities.

Other Supplier Relationships

     The  Company  obtains  its  inventory  for  its  embroidery   supplies  and
accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

Customers

     The Company's customers range from large operators utilizing numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. There are no major customers who exceed 10% of revenues.

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, who distribute products directly into the Company's markets. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the embroidery equipment it distributes. Due to the recent decline in overall demand for the embroidery industry, potential customers may emphasize price over technology when selecting a machine. Although the Company attempts to compete on the basis of price to the best degree possible and to maintain its profit margins, there can be no assurance that the Company will be able to do so, the failure of which would have a material adverse effect on the Company.

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

     The Company's embroidery supplies and accessories business competes with ARC, a division of Melco Industries, MIM, a division of Brother Industries, and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that the Company will benefit from the breadth of its product line and the fact that the Company is a single source provider.

Employees

     As of January 29, 2005, the Company employed approximately 97 persons who are engaged in sales, service and supplies, product development, finance, administration and management for the Company. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Risk Factors

Dependence on Tajima

     For the fiscal year ended January 29, 2005, approximately 74.2% of the Company's revenues resulted from the sale of embroidery equipment supplied by Tajima. Two separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. The distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 50 states. The Main Agreement, which now covers 39 states, is effective from February 21, 2004 through February 21, 2011. The Main Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. Under the West Coast Agreement which covers nine western continental states, Alaska and Hawaii, the Company is adistributor of Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery. The West Coast Agreement expired February 20, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the West Coast Agreement which could have a material adverse effect on the Company's business, operations and financial condition. Each of the agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In fiscal 2004, the Company met its sales quotas and in fiscal 2005, the Company obtained a waiver from Tajima for failure to meet its sales quotas. Furthermore, the agreements may be terminated, for any other reasons if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Importing Tajima's equipment from Japan subjects the Company to risks of engaging in business overseas, including international political and economic conditions, changes in the exchange rates between currencies, tariffs, foreign regulation of trade with the United States, and work stoppages. The interruption of supply or a significant increase in the cost of Tajima equipment for any reason could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, Tajima manufactures its embroidery machines in several locations in Japan. The Company could be materially and adversely affected should any of these facilities be seriously damaged as a result of a fire, natural disaster or otherwise. Further, the Company could be materially and adversely affected should Tajima be subject to adverse market, business or financial conditions.

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

Decline in Domestic Embroidery Industry

     The Company's growth in past years was the result, in part from the increase in demand for embroidered products and the growth of the embroidery industry as a whole. Beginning in fiscal 1999, the embroidery industry experienced; (i) a decline in demand for large embroidery machines, and; (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, Far East and South America (which is outside of the geographic area the Company is authorized to distribute embroidery machines pursuant to the distribution agreements the Tajima), all of which have had a material adverse effect on the operations of the Company, its business and financial condition. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry as a whole would also have an adverse effect on the Company.

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen either increases the cost to the Company of its embroidery machine inventory or results in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to obtain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the statement of operations.

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

Competition

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima's or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling software, embroidery supplies, accessories and proprietary products as well as providing customer training, support and services. Due to the decline in overall demand in the industry which occurred during the last several years, potential customers may emphasize price differences over value-added services and support in purchasing new embroidery machines. Severe price competition may impair the Company's ability to provide its customers with value-added services and support. Although the Company attempts to compete on the basis of price, to the best degree possible, and to maintain profit margins, there can be no assurance that the Company will be able to do so. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

Dependence on Existing Management

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board of the Company; and Paul Gallagher, its Chief Executive Officer. Mr. Gallagher is bound by a 2 year agreement that commenced on September 11, 2004. It should also be noted that the Distribution Agreements with Tajima provide that Tajima may terminate each agreement for, among other reasons, if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or
(b) if Tajima determines that a change in control of the Company has occurred. The loss of the services of Messrs. Arnberg or Gallagher, or the services of other key management personnel, could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. During fiscal 2002, this facility was sold to Brandywine Realty Trust and approximately 24,500 square feet was leased back in a concurrent transaction (See Note 10(B) to the Consolidated Financial Statements). During fiscal year 2003 the Company leased back the 25,500 square feet of the building that had remained empty since March 2001 in order to consolidate certain operations in Hauppauge, NY. This property houses the Company's executive offices, the Northeast sales office, technical services, machine and parts warehousing, order fulfillment and used machine storage and repair facilities.

     In addition to the Company's headquarters, the Company leases 22 regional satellite offices under non-cancelable operating leases. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

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

Fiscal 2005                                            High           Low
-----------                                            ----           ---

First Quarter ended April 30, 2004                    $2.48         $1.35
Second Quarter ended July 31, 2004                    $1.75         $0.81
Third Quarter ended October 30, 2004                  $1.13         $0.81
Fourth Quarter ended January 29, 2005                 $1.63         $0.96

Fiscal 2004                                            High           Low
-----------                                            ----           ---

First Quarter ended April 30, 2003                    $0.75         $0.28
Second Quarter ended July 31, 2003                    $1.19         $0.65
Third Quarter ended October 31, 2003                  $1.25         $0.84
Fourth Quarter ended January 31, 2004                 $3.12         $1.01

     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of August 04, 2004, the Company believes that there were approximately 1,667 beneficial owners of its Class A Common Stock.

(c) During the third and fourth quarters of fiscal 2004, and the first quarter of fiscal 2005, the Company declared and paid a quarterly dividend of $.01 per share on its Common Stock. There were no dividends declared for the remaining quarters of fiscal 2005. The Class A Common Stock and Class B Common Stock share ratably in any dividends declared by the Company on its Common Stock. Any stock dividends on the Class A Common Stock and the Class B Common Stock will be paid in shares of Class A Common Stock.

(d)  Equity Compensation Plan Information


                                                                                              (c) Number of securities
                                          (a) Number of                                           remaining
                                          securities                                              available for future
                                          to be issued                   (b)Weighted-average      issuance
           Plan category                 upon exercise of               exercise price of         under equity compensation plans
                                         outstanding options,           outstanding options,      [excluding securities reflected in
                                         warrants and rights            warrants and rights       column (a)]
                                         -------------------------      ----------------------    ---------------------------------
Equity compensation plans approved              1,153,000                        $0.55                          678,000
by security holders

Equity compensation plans not                    100,000                         $0.50                             0
approved by security holders
                                         -------------------------      ----------------------    ---------------------------------
TOTAL                                           1,253,000                        $0.54                          678,000
                                         -------------------------      ----------------------    ---------------------------------


     One independent Board member and one past Board member were granted warrants to purchase 50,000 shares each of Class A Common Stock at $0.50 per share for their past and ongoing services to the Company. The Board of Directors approved these grants on January 25, 2002. These individuals were also granted certain registration rights for the shares of Class A Common Stock issuable upon the exercise of the warrants pursuant to the terms of a registration rights agreement between the Company and such non-affiliated Board members.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 29, 2005 and January 31, 2004 and for the fiscal years ended January 29, 2005, January 31, 2004 and 2003 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2003, 2002 and 2001 and for the fiscal years ended January 31, 2002 and 2001 are derived from audited Consolidated Financial Statements not included herein.

                                                                                 Year Ended January 31,
                                                                   (in thousands of dollars, except per share amounts)
                                                     -------------------------------------------------------------------------------
Hirsch International Corp. and Subsidiaries             2005          2004          2003           2002            2001
-------------------------------------------------    ------------  ------------    ---------    ------------    --------

Statement of Operations Data:

Net sales                                            $43,641        $46,449        $42,723        $50,156        $63,980

Cost of sales                                         29,574         31,120         29,490         36,876         44,992

Operating expenses (1)(2)                             15,874         17,488         16,793         24,925         34,378

Loss from continuing operations before income         (2,139)        (2,025)        (3,451)       (16,990)       (15,346)
tax provision (benefit)

Income tax provision (benefit)                             9             25           (504)        (5,881)            --

Loss from continuing operations                       (2,148)        (2,050)        (2,947)       (11,109)       (15,346)

Income (loss) from discontinued operations               376          2,494         (2,603)        (7,216)          (323)


Net Income (loss) (1)                                $(1,772)          $444        $(5,550)      $(18,325)      $(15,669)

Basic and diluted net income (loss) per               $(0.26)        $(0.24)        $(0.34)        $(1.25)        $(1.68)
share from continuing operations

Basic and diluted net income (loss) per share         $(0.21)         $0.05         $(0.64)        $(0.81)        $(0.05)

Shares used in the calculation of basic and            8,351          8,571          8,789          8,894          9,112
diluted net income (loss) per share

(1) In fiscal year 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been previously provided for facilities and severance costs.

(2) Fiscal year 2002 operating expenses included a write-down of impaired goodwill of $3.5 million and restructuring costs of $2.7 million and Fiscal 2001 includes a write-down of impaired goodwill of $7.6 million.

(3) Fiscal years 2005, 2004, 2003, 2002 and 2001 have been restated to reflect the discontinued operations of HTT,TUI, HAPL and Pulse.

(4) In fiscal year 2004, the Company reversed $2.0 million of reserves associated with the UNL lease portfolio which was sold to Beacon Funding in September 2003.



     Hirsch International Corp. and Subsidiaries                (in thousands of dollars)
--------------------------------------------------    -------------------------------------------------------------------
                                                      January 29,                          January 31,
                                                        2005          2004          2003           2002           2001
                                                      ----------    ----------    ----------    -----------    -----------
Balance Sheet Data:
    Working capital...........................          $13,269       $14,698       $14,616        $16,161        $18,136

Total assets..................................           26,626        30,346        39,796         33,430        50,002

Long-term debt, less current maturities.......            1,270         1,418         1,559          1,642             16

Stockholders' equity..........................          $14,055       $15,848       $16,065        $21,459        $40,278

Hirsch International Corp
Summarized Quarterly Data**



  $ in thousands, except for per share amounts                       Fiscal Quarter
  --------------------------------------------                       --------------

2005                                                                First          Second           Third          Fourth
----                                                                -----          ------           -----          ------
Net Sales.......................................                      $9,387         $10,617         $11,867         $11,770
Gross profit....................................                       3,082           3,567           3,881           3,537
Gain on sale of Hometown Threads...........                                0               0             943               0
Income (loss) from discontinued operations                              (83)           (110)           (374)               0
Net income (loss)...............................                     (1,107)           (650)             508           (523)
                                                                 ------------    ------------    ------------    ------------

Basic and diluted income (loss) per share.......                     ($0.13)         ($0.08)           $0.06         ($0.06)
                                                                 ============    ============    ============    ============

2004
----

Net Sales.......................................                     $11,951         $11,096         $11,892         $11,150
Gross profit....................................                       4,138           3,719           3,738           3,734
Restructuring costs (income)....................                        (497)           (200)              0             (19)
Income (loss) from discontinued operations                               (69)          1,592             765             206
Net income (loss)...............................                         105           1,151             (79)           (733)
                                                                 ------------    ------------    ------------    ------------

Basic and diluted income (loss) per share.......                       $0.01           $0.13         $(0.01)         $(0.08)
                                                                 ============    ============    ============    ============

**Note: The quarterly data has been restated to reflect the discontinued operations of Tajima USA, Inc and Hometown Threads, LLC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 31 of the applicable calendar year. Fiscal year 2005 ended on January 29, 2005.

General

     The Company is a leading single source supplier of electronic computer-controlled embroidery machinery and related value-added products and services to the embroidery industry. The Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software and a diverse line of embroidery supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima and TUI, as well as a wide variety of embroidery supplies.

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

     The Company grew rapidly from the time of its initial public offering through fiscal 1998. Growth during this period was fueled by rapid technological advances in software and hardware, the strong demand for embroidered products, the creation of new embroidery applications and the strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of additional embroidery machines as the entrepreneurs' operations expand.

     The market is affected by weakening value in foreign exchange of the US dollar versus the Yen resulting in dollar price pressure for machine sales. Most Japanese equipment based competitors in the industry (including the Company) faced difficulty in meeting these new market demands. In fiscal 2002 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model (See Note 9 of Notes to Consolidated Financial Statements). In fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been provided for facilities and severance costs due to the re-negotiation of the office facility in Solon, Ohio.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 29, 2005 and January 31, 2004 and 2003.


                                                                           2005            2004             2003
                                                                      ------------    ------------    -------------

Net sales...................................................                 100%            100%           100.0%

Cost of sales...............................................                67.8%             67%              69%

Operating expenses..........................................                36.4%           37.6%            39.3%

Interest expense, net.......................................                 0.4%            0.5%             0.6%

Other expense (income), net.................................                 0.3%           -0.8%            -0.9%
                                                                      ------------    ------------    -------------

  (Loss) from continuing operations before income taxes                     -4.9%          -4.45%            -8.1%

Income tax (benefit) provision..............................                0.02%            0.5%           -0.12%

  Income (loss) from discontinued operations, net of tax....                 0.9%            5.4%            -6.1%
                                                                      ------------    ------------    -------------

  Net Income (loss).........................................                -4.1%            1.0%           -13.0%
                                                                      ============    ============    =============

Note: The results of operations have been restated to reflect the discontinued operations of TUI, and Hometown Threads.

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

Critical Accounting Policies

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition - The Company distributes embroidery equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2005, 2004 and 2003, most sales of new equipment did not require installation within the terms of the sales contract and accordingly sales are booked when shipped. Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable. Sales of parts and supplies are recognized when shipped.

     Long lived Assets - The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

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

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the "FIFO" weighted average cost for supplies and parts and specific cost for embroidery machines and peripherals. The inventory balance is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income (loss) could be significantly adversely affected.

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

Fiscal Year 2005 as Compared to Fiscal Year 2004

     Net sales. Net sales for fiscal year 2005 were $43.6 million, a decrease of $2.8 million, or 6.0% compared to $46.4 million for fiscal year 2004. The Company believes that the reduction in the sales level for fiscal 2005 is mainly attributable to an on-going decrease in demand for large multi-head embroidery machines and greater competition in the small machine market which resulted in lower prices for embroidery machines. There are no major customers who exceed 10% of revenues.

     Cost of sales. For fiscal year 2005, cost of sales decreased $1.5 million or 4.8%, to $29.6 million from $31.1 million for fiscal year 2004. The decrease was partially a result of the related decrease in net sales for fiscal year 2005 as compared to fiscal year 2004. The Company's gross margin decreased slightly for fiscal year 2005 to 32.2%, as compared to 33.0% for fiscal year 2004. The recent fluctuation of the dollar against the yen, which is the currency the Company's embroidery machines are priced in, has adversely affected and is likely to continue to adversely affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some, but not, all of the Company's competitors face similar circumstances.

     Operating Expenses. As reported for fiscal year 2005, operating expenses decreased $1.6 million or 9.1%, to $15.9 million from $17.5 million for fiscal year 2004. The decrease in operating expenses for the fiscal year ended January 29, 2005 is directly related to the Company's continuing efforts to control operating costs in relation to the overall decline in sales revenues. During the year ended January 31, 2004, the Company reversed, as a reduction of operating expenses, $716,000 of restructuring costs associated with the completion of the restructuring plan.

     Interest Expense. Interest expense for fiscal year 2005 and fiscal year 2004 remained constant at $0.2 million. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

     Other (Income) Expense. Other expense for fiscal 2005 was $147,000 versus income of $349,000 for fiscal 2004. In fiscal 2005, other expense included a $119,000 gain on sale of assets offset by $333,000 in currency losses. In fiscal 2004 other income included a $230,000 gain on sale of fixed assets, $216,000 in currency loss and $322,000 in interest income on the refund of NOL carryback claims.

     Income tax (benefit) provision. The income tax provision reflected an effective tax rate of 0% for the twelve months ended January 29, 2005 as compared to an income tax benefit rate of 1.2% for fiscal year 2004. The benefit rate for the fiscal 2004 year is a direct result of the Job Creation and Worker Assistance Act temporarily extending the carryback of Net Operating Losses from two years to five years. This change has enabled the Company to carryback recent years losses and obtain a refund of approximately $6 million. During fiscal 2004, the Company received the carryback claim refund from the IRS along with applicable interest through the refund date. The difference of the above rate to the federal statutory rate for 2005 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

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

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement), calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price of $4,482,000 was paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company paid TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable was paid as follows:

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

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC ("Hometown Threads") subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown Threads to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA") pursuant to the terms of a certain Asset Purchase Agreement ("Agreement") entered into between the Company, Hometown Threads, Buyer and PCA. Prior to the transaction, Hometown Threads had been engaged in the business of operating and franchising retail embroidery service centers in Wal-Mart stores and other retail locations (the "Business"). The purchase price for the assets acquired by Buyer was $1,500,000. In addition, Buyer agreed to assume certain enumerated liabilities of Hometown Threads. Pursuant to the Agreement, PCA guaranteed the obligations of the Buyer. The Company and Hometown Threads entered a Non-Competition, Non-Disclosure and Non-Solicitation Agreement, the Company and Hometown Threads are precluded from directly and indirectly competing with Buyer for seven (7) years in the United States. The Company and Hometown Threads are also required to keep confidential certain Confidential Information (as defined therein) for a period of ten (10) years. Pursuant to the Agreement, The Company, Hometown Threads and Buyer have entered into a certain Supply Agreement having a term of five (5) years. Under the terms of the Supply Agreement, the Company agreed to supply to Buyer and Buyer is required to purchase from the Company all products previously purchased by Hometown Threads from the Company and utilized in the Business upon the prices, terms and conditions contained therein.

     As a result of the sale of Hometown Threads, the Company recognized a gain of approximately $943,000.

     The Buyer has withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies are resolved during the six month hold-back period. The Company expects to resolve the contingencies in the early part of fiscal 2006, however, the Company is unable to predict the outcome at this time.

     Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

     Net Income (Loss). The net loss for fiscal year 2005 was $1,772,000, an increase of $2.2 million, compared to net income of $444,000 for fiscal year 2004.

Fiscal Year 2004 as Compared to Fiscal Year 2003

     Net sales. Net sales for fiscal year 2004 were $46.5 million, an increase of $3.8 million, or 8.8% compared to $ 42.7 million for fiscal year 2003. The Company believes that the increase in the sales level for the fiscal year ended January 31, 2004 is primarily attributable to an increased penetration of single head and small machines in the market as well as the aggressive marketing campaign targeting new and existing customers with the new value added packages and renewed focus on growing parts and supply sales.

     Cost of sales. For fiscal year 2004, cost of sales increased $1.6 million or 5.4%, to $31.1 million from $29.5 million for fiscal year 2003. The increase was a result of the related increase in net sales for fiscal year 2004 as compared to fiscal year 2003. The Company's gross margin improved for fiscal year 2004 to 33.0%, as compared to 31.0% for fiscal year 2003. While the fluctuation of the dollar against the yen has historically had a minimal effect on Tajima equipment gross margins, since currency fluctuations are generally reflected in pricing adjustments in order to maintain consistent gross margins on machine revenues, increased cost of sales reflects the continuing product mix shift from larger equipment with higher gross margins to smaller equipment with lower gross margins. The improvement in gross margin is mainly attributable to increased margins on software sales pursuant to the terms of the purchase agreement with Pulse, in addition to a reduction in sales of older inventory carried at higher costs.

     Operating Expenses. As reported for fiscal year 2004, operating expenses increased $0.7 million or 4.1%, to $17.5 million from $16.8 million for fiscal year 2003. Excluding the reversal of the non-recurring charges for restructuring costs of $0.7 million, operating expenses were $18.2 million, an increase of $1.4 million or 8.3% from $16.8 million. This increase was due to expenses associated with increased sales, increased advertising and marketing programs, and increased professional fees.

     Interest Expense. Interest expense for fiscal year 2004 was $215,000 versus interest expense of $259,000 for fiscal year 2003. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

     Other (Income) Expense. Other income for fiscal 2004 was $349,000 versus $368,000 for fiscal 2003. In fiscal 2004, other income included a $234,000 gain on sale of assets interest income of $334,000, primarily from the tax refund was recognized during fiscal 2004 offset by $219,000 in currency losses. In fiscal 2003 other income included a $214,000 gain on sale of fixed assets, $55,000 currency gain and $94,000 in interest income.

     Income tax (benefit) provision. The income tax provision reflected an effective tax benefit rate of approximately 1.2% for the twelve months ended January 31, 2004 as compared to an income tax benefit rate of 14.6% for fiscal year 2003. The benefit rate for the fiscal 2004 year is a direct result of the Job Creation and Worker Assistance Act temporarily extending the carryback of Net Operating Losses from two years to five years. This change has enabled the Company to carryback its two most recent years losses and obtain a refund of approximately $6 million. During fiscal 2004, the Company received the carryback claim refund from the IRS along with applicable interest through the refund date. The difference of the above rate to the federal statutory rate for 2004 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

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

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement), calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price of $4,482,000 was paid promptly thereafter in accordance with the terms of the Agreement.

     In addition, the Company paid TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable was paid as follows:

(d) the Initial Payment ($500,000) was paid by Tajima to TUI on behalf of the Company,

(e) the assignment by the Company to TUI of its right to receive the sum of $2,200,000 from Tajima upon payment of the balance due on the Purchase Price, and

(f) the payment by the Company of the sum of $4,482,000 in five (5) equal monthly installments of $735,167 each and a sixth payment of $806,165, commencing February 29,2004 and continuing through and including July 31, 2004.

     The Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI for all periods presented.

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA") pursuant to the terms of a certain Asset Purchase Agreement ("Agreement") entered into between the Company, Hometown, Buyer and PCA. Prior to the transaction, Hometown had been engaged in the business of operating and franchising retail embroidery service centers in Wal-Mart stores and other retail locations (the "Business"). The purchase price for the assets acquired by Buyer was $1,500,000. In addition, Buyer agreed to assume certain enumerated liabilities of Hometown. Pursuant to the Agreement, PCA guaranteed the obligations of the Buyer. The Company and Hometown entered a Non-Competition, Non-Disclosure and Non-Solicitation Agreement, the Company and Hometown are precluded from directly and indirectly competing with Buyer for seven (7) years in the United States. The Company and Hometown are also required to keep confidential certain Confidential Information (as defined therein) for a period of ten (10) years. Pursuant to the Agreement, The Company, Hometown and Buyer have entered into a certain Supply Agreement having a term of five (5) years. Under the terms of the Supply Agreement, the Company agreed to supply to Buyer and Buyer is required to purchase from the Company all products previously purchased by Hometown from the Company and utilized in the Business upon the prices, terms and conditions contained therein.

         As a result of the sale of the Hometown Threads subsidiary, the Company recognized a gain of approximately $943,000.

     The Buyer has withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies are resolved during the six month hold-back period. The Company expects to resolve the contingencies in the early part of 2006, however, the Company is unable to predict the outcome at this time.

     Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

     Net Income (Loss). The net income for fiscal year 2004 was $444,000, an increase of $5.1 million, compared to a net loss of $5.5 million for fiscal year 2003. This increase is attributable to the increase in net sales, an increase in the cost of sales, an increase in operating expenses, reversals of restructuring accruals, and the change in income (loss) on discontinued operations of $5.1 million.

Liquidity and Capital Resources

         The Company's working capital decreased $1.3 million or 8.9% to $13.3 million at January 29, 2005 from $14.7 million at January 31, 2004.

     During fiscal 2005, The Company's cash (exclusive of restricted cash) decreased $2.6 million or 29% to $6.4 million from $9.0 million at January 31, 2004. The majority of the decrease was cash used in financing activities of $2.8 million, the majority of which was $2.7 million used to collateralize open standby letters of credit, cash used in operating activities of $0.7 million and net cash provided by investing activities of $0.9 million

     Investing activities provided $0.9 million in cash during fiscal 2005. Investing activities during fiscal 2005 included $0.2 million in capital expenditures for the purchase of additional fixed assets, $1.1 million in proceeds from the sale of Hometown Threads.

     Financing activities used $2.8 million during fiscal 2005, which included $2.65 million in additional collateral to cover Standby Letters of Credit at Congress Financial, $0.08 million in dividend payments during the first quarter of fiscal 2005, $0.15 million in long term debt repayments and cash of $0.06 million provided by stock options exercised.

Future Commitments

     The following table shows the Company's contractual obligations and commitments (See Notes 10 and 15 to the Consolidated Financial Statements). Payments due by period (in thousands)

                                              Total         Less than           1-3              4-5           More than
                                                              1 year           years            years           5 years
Contractual Obligations/Commitments
------------------------------------------  -----------    -------------    -------------    ------------     ------------

Capital lease obligations.................      $2,012             $306             $976            $701              $29

Operating lease obligations...............       1,935              598              883             436               18

Purchase commitments......................         800              800                0               0                0

Total                                           $4,747           $1,704           $1,859          $1,137              $47
                                            ===========    =============    =============    ============     ============

Revolving Credit Facility and Borrowings

     The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for a three year term expiring on November 26, 2005. The Congress Agreement as amended, August 31, 2004, provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at January 29, 2005. The Company has placed $5.7 million in restricted cash to support standby letters of credit of approximately $4.5 million at January 29, 2005.

Future Capital Requirements

     Subsequent to the close of fiscal 2002, the Federal Government passed the Job Creation and Worker Assistance Act temporarily extending the carry back of Net Operating Losses from two years to five years. This provided approximately $6.0 million in cash available for operations. Approximately $3.0 million was received during the fiscal year ended January 31, 2003 and the balance was received during fiscal 2004, along with applicable interest. The Company believes these proceeds, with its existing cash and funds generated from operations, together with its credit facility, will be sufficient to meet its working capital requirements. Capital expenditures are expected to be immaterial.

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


Recent Accounting Pronouncements -

         See note 2(q) to the consolidated financial statements


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

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At year-end, there was no usage of the revolving credit facility the Company maintains with Congress Financial. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.


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

     There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

         None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information Regarding Executive Officers and Directors

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company:


Name                   Age       Position
----                   ---       --------
Henry Arnberg......... 62        Chairman of the Board of Directors
Paul Gallagher........ 55        Chief Executive Officer, Director and President
Marvin Broitman....... 66        Director
Mary Ann Domuracki ... 47        Director
Christopher Davino ... 39        Director
Beverly Eichel........ 47        Vice President - Finance and Administration,
                                 Chief Financial Officer and Secretary
Kristof Janowski...... 52        Executive Vice President - Sales and Marketing
Nicholas Paccione....  50        Vice President - Operations

     Henry Arnberg, has held the position of Chairman of the Board of the Board of Directors since 1980 and served as President of the Company until December 1998 and its Chief Executive Officer until November 2004. Mr. Arnberg received a Bachelor of Science in Accounting from the University of Bridgeport in 1965 and an MBA in Finance and Management from the Adelphi University in 1971.

     Paul Gallagher, joined the Company as its Chief Operating Officer in September 2001. In early 2003, Mr. Gallagher was also appointed the Company's President as well as a director. On December 1, 2004, Mr. Gallagher was appointed Chief Executive Officer. Prior thereto, Mr. Gallagher was employed by Cornerstone Group Inc., a consulting firm focused on corporate turnarounds and restructurings, as well as mergers and acquisitions. Mr. Gallagher received a Bachelor of Science from the University of Cincinnati in 1976 and an MBA from Xavier University in 1978.

     Marvin Broitman has served as a director of the Company since April 1994, and is currently Vice President of Uniwave, Inc., a company engaged in the engineering and manufacturing of automation accessory equipment for textile machinery since 1968. Mr. Broitman received a Bachelor of Electrical Engineering degree from City College in 1961 and an MBA from the Harvard Business School in 1968. Mr. Broitman serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

     Mary Ann Domuracki has served as a director of the Company since September 2001, and is a managing Director of Restructuring at Financo, Inc. since September 2001. Ms. Domuracki has more than 25 years experience of accounting, advisory and operating management services. Her industry experience includes, senior management positions as President of Danskin, Inc., Executive Vice President of Administration and Finance of Kasper A.S.L., and most recently, Executive Vice President and Chief Financial Officer of Pegasus Apparel Group, Inc. Ms. Domuracki is a CPA and a member of the AICPA, and has a Bachelor of Business Administration from the Pennsylvania State University with a concentration in Accounting. Ms. Domuracki serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

     Christopher Davino has served as a director of the Company since October 2004, he is currently Chief Operating Officer of E-Rail Logistics Inc., a waste management transportation company. Prior to his current position, Mr. Davino worked as a restructuring professional at Financo Inc. Mr. Davino is a seasoned restructuring professional having provided strategic and financial advice to Fortune 500 companies, financial sponsors and strategic buyers, commercial banks and bondholders with respect to corporate restructurings and mergers and acquisitions over the last 14 years. Prior to joining Financo, Mr. Davino was Managing Director at Miller Buckfire Lewis Ying, LLC, the former restructuring group of Wasserstein Perella and subsequently Dresdner Kleinwort Wasserstein. In that capacity, Mr. Davino advised companies as well as their various creditor constituencies in a wide range of industries including construction, consumer products, electronics, energy, financial services, gaming, healthcare, insurance, manufacturing, metals, minerals, steel, real estate and technology telecommunications. Prior to Wasserstein Perella, Mr. Davino was a consultant with Zolfo Cooper & Co., an internationally recognized turnaround consulting and crisis management firm. Mr. Davino received his Bachelor of Science in Finance from Lehigh University.

     Beverly Eichel, has been Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1, 2002. Ms. Eichel has also served as the Company's Secretary since October 2002. Prior thereto, she was Executive Vice President and Chief Financial Officer of Donnkenny, Inc. from October 1998 to June 2001. From June 1992 to September 1998, Ms. Eichel served as Executive Vice President and Chief Financial Officer of Danskin, Inc. and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel is a Certified Public Accountant in the State of New York and a member of the AICPA. Ms. Eichel received a Bachelor of Science in Accounting from the University of Maryland in 1980.

     Kristof Janowski has worked for the Company since 1987. From 1987 through 1994 he was sales manager for the Midwest Region. In October 1994, he was promoted to Vice President of Midwest sales. In 1999, he was promoted to Vice President of National Sales and most recently Mr. Janowski was promoted to Executive Vice President - Sales and Marketing effective March 1, 2005.

     Nicholas Paccione joined the Company in June of 2003 as Director of Information Technology and was promoted to Vice President of Operations in February of 2005. Prior to joining the Company, Mr. Paccione owned his own independent consultancy specializing in computer network design. Prior to starting his consulting firm, Mr. Paccione was Chief Operating Officer at Heathology, an online health education company, Senior Vice President of Operations for Primedia Workplace learning, and Vice President of Systems and Technology for the Primedia Information Group.

Committees of the Board of Directors

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. Each member of the Audit Committee is an "independent director" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable and as may be modified or supplemented. MaryAnn Domuracki, Chairman of the Audit Committee, is a financial expert within the meaning of Item 401(h)(2) of Regulation S-K privileged under the Act. The audit committee has adopted a written audit committee charter. The Board of Directors does not have a nominating committee or a committee performing the functions of a nominating committee.

     Messrs. Broitman and Davino and Ms. Domuracki serve on the Compensation Committee, the Audit Committee, and on the Stock Option Committee. The function of the Compensation Committee is to determine the compensation of the Company's executives. The Stock Option Committee administers the Company's stock option plans and awards stock options.

Code of Ethics

     The Company has adopted a code of ethics applicable to the Company's Executive Officer and financial officer, which is a "Code of Ethics" defined by the applicable rules of the Securities and Exchange Commission. The Company undertakes to provide to any person with out charge, upon request, a copy of the Company's Standards of Business Conduct. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer. If the Company makes any amendment to its code of ethics, other than technical, administrative or non-substantive amendments, or grants any waivers, including implicit waivers from a provision of the code of ethics to the Company's principal executive officer, principal financial officer or persons performing similar functions, the Company will disclose the motive for the amendment or waiver, its effective date and to what it applied on a report on Form 8-K filed with the Securities and Exchange Commission.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a class of the Company's securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. In addition, officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulates to furnish the Company with copies of all Section 16 forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms received by it and representations from certain reporting persons, the Company believes that during the fiscal year ended January 29, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned during the three fiscal years ended January 29, 2005 and January 31, 2004 and 2003 by the Company's Chairman of the Board and by the four most highly paid Company's Executive Officers whose total compensation for such periods exceeded $100,000 (the "Named Executives"):

Summary Compensation Table

                                                                                    Long-term compensation
                                               Annual compensation                  Awards                  Payouts
                                               -------------------                  ------                  -------


Name and Principal Position  Fiscal       Salary         Bonus         Other     Restricted    Securities                 All
                                                                      Annual                     Underly-                  Other
                                                                      Compen-    Stock         Ing           LTIP        Compen-
                                                                      Sation     Awards(s)     Options/      Payouts     Sation
                              Year          ($)           ($)           ($)         ($)        SARs (#)      ($)            ($)
---------------------------  --------    ----------     ---------    ----------  ----------    ----------    ----------  --------

Henry Arnberg
   Chairman of the Board
   of Directors               2005       $218,000          -             -           -             -                      $2,919
                              2004       $250,000          -             -           -             -             -        $2,060
                              2003       $279,166          -             -           -             -             -        $2,060

Paul Gallagher                2005       $310,000          -             -           -          150,000          -        $4,187
  Chief Executive Officer
                              2004       $300,000       $150,000  2      -           -             -             -        $3,675
                              2003       $300,000       $75,000   1      -           -          300,000          -        $3,675
                                                                                                                   -
Beverly Eichel                                                                                                     -
  Vice President-Finance
  and Chief Financial
  Officer and Secretary       2005       $265,000          -             -           -          40,000                       -
                              2004       $250,000       $87,500   2      -           -             -             -           -
                              2003       $235,000       $35,250   1      -           -          218,000          -           -

Kristof Janowski                                                                                                   -
  Executive Vice President
- Sales and Marketing         2005       $250,000          -             -           -             -                         -
                              2004       $289,000       $50,000   2      -           -             -             -           -
                              2003       $200,000       $54,000   1      -           -          80,600           -           -

Nicholas Paccione                                                                                                  -
  Vice President -
Operations                    2005       $155,000                        -           -             -                         -
                              2004        $82,500       $21,500          -           -          20,000           -           -
                              2003           -             -             -           -             -             -           -

1 Bonuses were earned in fiscal 2003 but paid in fiscal 2004
2 Bonuses were earned in fiscal 2004 but paid in fiscal 2005


     The following table sets forth the individual grants of stock options made during the fiscal year ended January 29, 2005 by the Company's Chairman of the Board and the named executive officers:

Options/SAR Grants Table

                                               Percent of
                            Number of            total
                            Securities        Options/SARs       Excise
                            Underlying         Granted to        of base
                           Options/SARs       Employees in        Price       Expiration         5%             10%
    Name                   Granted (#)        fiscal year        ($/Sh)          date            ($)            ($)
    ----                   -----------        -----------        ------          ----            ---            ---
  Henry Arnberg                 -                  -                -             -               -              -
  Paul Gallagher             150,000              79%           $168,000      12/1/2009        $214,000       $225,000
  Beverly Eichel              40,000              21%            $44,800      12/1/2009         $57,000        $60,000
  Kristof Janowski              -                  -                -             -               -              -
  Nicholas Paccione             -                  -                -             -               -              -

Option Exercises and Holdings

     The following table sets forth information concerning the exercise of stock options by the Named Executives during the Company's fiscal year ended January 29, 2005 the number of options owned by the Named Executives and the value of any in-the-money unexercised stock options as of January 29, 2005.

           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year End Option Values
            -------------------------------------------------------

                                                                 Number of Unexercised             Value of Unexercised
                                                                      Options at                  In-the-Money Options at
                                                                  Fiscal Year End (#)               Fiscal Year End ($)
Name                 Shares Acquired           Value            Exercisable/Unexercisable         Exercisable/Unexercisable
                     on Exercise (#)       Realized ____$
--------------     -------------------    ---------------    ------------------------------    ------------------------------

Henry Arnberg               0                    $0                        0/0                                $    0/0
Paul Gallagher              0                    $0                  358,000/192,000                       $ 0/115,500
Beverly Eichel              0                    $0                  173,000/85,000                         $ 0/40,040
Kris Janowski               0                    $0                   54,000/27,000                          $ 0/7,290
Nicholas Paccione           0                    $0                   7,000/13,000                          $ 0/11,180

         In connection with the execution of their respective employment agreements, Mr. Gallagher received options to purchase 150,0000 shares and Ms. Eichel received options to purchase 40,000 shares of the Company's Class A Common Stock.

Employment Agreements

Paul Gallagher

     On of September 11, 2004, Mr. Gallagher entered into a two-year employment agreement to serve as the Company's President, Chief Operating Officer and a director. Effective December 1, 2004, Mr. Gallagher agreed to serve as Chief Exectuive Officer of the Company.

     Mr. Gallagher's employment agreement provides for the payment of an annual base salary of $325,000 during the first year of the agreement, and $350,000 during the second year of the agreement. The agreement also entitles Mr. Gallagher to participate in and receive a bonus under the Company's annual incentive plan for key employees with a possible maximum bonus of up to 100% of Mr. Gallagher's annual base salary. In addition, the employment agreement provides for the reimbursement of certain business expenses, the provision of health insurance and an automobile allowance.

     The employment agreement requires Mr. Gallagher to devote his entire business time and attention to the Company and provides for termination upon his death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any nine (9) month period), or for cause (as defined in the Gallagher Agreement).

     In the event the Company terminates the employment agreement other than for cause, or materially breaches its obligations thereunder, Mr. Gallagher is entitled to receive payment of his salary for up to six months plus a pro-rata portion, based upon his period of service to the Company, of the amount, if any, he would have been entitled to receive under the Incentive Plan if his employment had continued until the end of the fiscal year. The employment agreement also provides that Mr. Gallagher shall not compete with the Company during the term of the agreement and for a period of one (1) year thereafter. A change of control provision under which Mr. Gallagher would be entitled to receive an amount equal to his base salary for a period of one year following the termination of employment is included, in addition to any and all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company.

     Mr. Gallagher also received, pursuant to the agreement, options to purchase 150,0000 shares of the Company's Class A Common Stock.

Beverly Eichel

     As of February 1, 2004, Ms. Eichel entered into a two-year employment agreement to serve as the Company's Vice-President-Finance and Administration, Chief Financial Officer and Secretary

     Ms. Eichel's employment agreement provides for the payment of an annual salary of $265,000 per year. The agreement also entitles Ms. Eichel to participate in and receive a bonus under the Company's annual incentive plan for key employees with a possible maximum bonus of 70% of Ms. Eichel's annual base salary. In addition, Ms. Eichel's employment agreement provides for the reimbursement of business expenses including an automobile and cellular phone allowance, the provision of health insurance and related benefits.

     The employment agreement requires Ms. Eichel to devote her entire business time and attention to the Company and provides for termination upon her death or disability (defined as the inability to perform duties for three (3) consecutive months or six (6) months in any nine (9) month period), or for cause (as defined in the employment agreement). The employment agreement also provides that Ms. Eichel not compete with the Company during the term of the agreement and for a period of one (1) years thereafter. A change of control provision under which Ms. Eichel would be entitled to receive an amount equal to her base salary for a period of one year following the termination of employment, in addition to any and all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company, is included.

     In addition, in connection with the execution of the employment agreement, Ms. Eichel also received options to purchase 40,000 shares of Class A Common Stock.


Director's Compensation

     Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors' fee of $6,000 plus $1,250 for each board or stockholder's meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company's 2004 Non-Employee Director Stock Option Plan. In fiscal 2002, the Board approved the issuance of 50,000 warrants to one of the independent directors for services rendered to the Company. The director was also granted certain registration rights associated with the warrants. The warrants had an exercise price of $.50 per share, which was the fair market value on the date of grant. In fiscal 2004, each independent director was issued 10,000 options under the Company's 2004 Non-Employee Stock Option Plan. The options have an exercise price of $1.01-$1.02 per share, which was the fair market value as of the date of the grant.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee of the Board of Directors consists of Marvin Broitman, Mary Ann Domuracki and Christopher Davino, all of who are independent outside directors of the Company. The Compensation Committee's primary responsibility is for reviewing the Company's compensation practices for executive officers and key employees.

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

     In reviewing the Company and executives' performance, the Committee takes into consideration, among other things, the following performance factors in making its compensation recommendations: revenues, net income and cash flow. The Committee has received and considered outside guidance from compensation consultants in its efforts to have comparability and fairness in their determinations.

Base Salary

     Base salary for the Company's executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

Short-Term Incentives

     Short-term incentives are paid primarily to recognize specific operating performance achieved within the last fiscal year. Since such incentive payments are related to a specific year's performance, the Committee understands and accepts that such payments may vary considerably from one year to the next. The Company's bonus program generally ties executive compensation directly back to the annual performance of both the individual executive and the Company overall. Those executives not signatory to an employment agreement are able to earn a percentage of their base salary as a performance-related bonus. Where there is an employment agreement, an executive may earn a percentage of their base salary, pursuant to the Company's annual incentive program, as a performance-related bonus. The bonuses paid during fiscal 2004 relate to such employment agreements, as amended, with Paul Gallagher the Company's Chief Executive Officer and Beverly Eichel, its Vice President - Finance and Administration, Chief Financial Officer and Secretary.

Long-Term Incentives

     In  order  to  align  long-term   executive   compensation  with  long-term
stockholder value improvements, the Committee has from time to time awarded stock option grants to executives of the Company in recognition of the value of these grants in motivating long-term strategic decision making. The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's Common Stock price. During the fiscal year ended January 29, 2005, 190,000 stock options were granted to the Company's senior executive officers. During the fiscal year ended January 31, 2004, no stock options were granted to the Company's senior executive officers.

Chief Executive Officer

     Mr. Gallagher's base salary and long-term incentive compensation as described in his employment agreement were determined by the Compensation Committee with input and guidance from an outside compensation consultant and are based upon the same factors as those used by the Compensation Committee for executives in general.

     In addition to his base salary, Mr. Gallagher is eligible to participate in the short-term and long-term incentive programs outlined above for the other Named Executives (including the Company's annual incentive program). The targets in the annual incentive program for Mr. Gallagher were developed by the Compensation Committee with the input and guidance of an outside compensation consultant.

                             COMPENSATION COMMITTEE:

                          Marvin Broitman (Chairperson)
                               Mary Ann Domuracki
                                  Chris Davino
Stock Option Plans

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

     The purpose of the 1993 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and to give them a greater personal interest in the success of the Company. The 1993 Plan is administered by the Stock Option Committee. The Committee, within the limitations of the 1993 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. Options granted under the 1993 Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any person are exercisable for the first time by such person during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The 1993 Plan will terminate in December 2003; however, options granted under the 1993 Plan will expire not more than five years from the date of grant. Options granted under the 1993 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. The plan expired in December 2003.

     1994 Non-Employee Director Stock Option Plan. The 1994 Non-Employee Director Stock Option Plan, as amended, (the "Directors Plan") was adopted by the Board of Directors in September 1994 and was approved by the stockholders of the Company in June 1995. The Directors Plan has 234,375 shares of Class A Common Stock reserved for issuance. Pursuant to the current terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option. The plan expired in September 2004.

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

     2004 Non-Employee Director Stock Option Plan. The 2004 Plan was adopted by the Board of Directors in August 2004. The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company's independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan, as proposed each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock Performance Graph/Table

     The Company believes that it is the only publicly-held firm in the embroidery equipment industry, and therefore does not believe that it can reasonably identify an embroidery industry-based peer group. The Company has elected to define a peer group based on a group of five industrial distributors, trading in similar SIC Codes, with relatively low market capitalization for a benchmark. The following graph and table compares the change in the cumulative total stockholder return for the five-year period beginning on January 31, 2001, and ending on January 31, 2005, based upon the market price of the Company's Class A Common Stock, with the cumulative total return of the NASDAQ Composite Index and the defined Peer Group. The Peer Group includes the following companies: Lancer Corp.; Quipp Inc.; Paul Mueller Company; Oilgear Company; and Key Technology Inc. The graph assumes a $100 investment on January 31, 2001 in each of the indices and the reinvestment of any and all dividends. [GRAPHIC OMITTED][GRAPHIC OMITTED]


Comparison of Five-Year Cumulative Total Return Among
Hirsch International Corp., NASDAQ Composite Index and an
Industry-based Market Capitalization-Based Peer Group
-------------------------------------------------------


                                              1/31/01         1/31/02         1/31/03         1/31/04        1/31/05
                                              -------         -------         -------         -------        -------

Hirsch International Corp.                      $100            $49             $42            $225            $99
NASDAQ Composite Index                          100             70              48              75             74
Peer Group                                      100             75              79              106            90

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of April 22, 2005, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group:

Name and Address of Beneficial Owner (1)        Title of Class (2)             Amount and Nature of             Percent of Class
                                                                               Beneficial Ownership
-----------------------------------------    --------------------------    ------------------------------    ----------------------

Henry Arnberg.................                   Class A                         981,658                        12.4%
                                                 Class B                         500,018 (3)                      91%

Paul Levine......................                Class A                       1,074,621(4)                     13.6%
                                                 Class B                            -                             -

Paul Gallagher.................                  Class A                         653,332(8)                      8.3%
                                                 Class B                            -                             -

Marvin Broitman..............                    Class A                          81,498 (5)                     1.0%
                                                 Class B                            -                             -

Mary Ann Domuracki........                       Class A                          23,333 (6)                      *
                                                 Class B                            -                             -

Christopher Davino.....                          Class A                           3,333 (7)                      *
                                                 Class B                            -                             -

Beverly Eichel.......                            Class A                         202,166 (9)                     2.6%
                                                 Class B                            -                             -

All Officers and Directors as a group            Class A                       3,019,941                        38.2%
(six persons)                                    Class B                         500,018                          91%


*    Less than one percent

(1) All addresses are c/o Hirsch International Corp., 200 Wireless Boulevard, Hauppauge, New York 11788.

(2) The Company's outstanding Common Stock consists of two classes. Class A Common Stock and Class B Common Stock. The Class A Common Stock and the Class B Common Stock are substantially identical except that two-thirds of the directors of the Company will be elected by the holders of the Class B Common Stock, as long as the number of outstanding Shares of Class B Common Stock equals or exceeds 400,000 shares.

(3) Includes 400,018 shares of Class B Common Stock held by an estate planning entity for the benefit of Mr. Arnberg's children. Mr. Arnberg exercises voting control over these shares

(4) Includes 100,000 shares of Class A Common Stock owned by trusts created for the benefit of his minor children as to which he disclaims beneficial ownership.

(5) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.96, 11,499 shares of Class A Common Stock at an exercise price of $0.27, 6,666 shares of Class A Common Stock at an exercise price of $0.92 per share and options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.02 per share. Also includes warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share. Does not include options to purchase 834 shares of Class A Common Stock at an exercise price of $0.27, options to purchase 3,334 shares of Class A Common Stock at an exercise price of $0.92 per share and option to purchase 6,667 shares of Class A Common Stock at an exercise price of $1.02 per share.

(6) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.89, 10,000 shares of Class A Common Stock at an exercise price of $0.27, 6,666 shares of Class A Common Stock at an exercise price of $0.92 per share and 3,333 shares of Class A Common Stock at an exercise price of $1.02 per share. Does not include options to purchase 6,667 shares of Class A Common Stock at an exercise price of $1.02 per share, and 3,334 shares of Class A Common Stock at an exercise price of $0.92 per share.

(7) Includes options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.01 per share. Does not include options to purchase 6,667 shares of Class A Common Stock at an exercise price of $1.01 per share.

(8) Includes options to purchase 100,000, 183,332 and 75,000 shares of Class A Common Stock at an exercise price of $0.95, $0.27 and $1.12 per share respectively. Does not include options to purchase 116,668 and 75,000 shares of Class A Common Stock at an exercise price of $0.27 and $1.12 per share, respectively.

(9) Includes options to purchase 50,000, 102,166 and 20,000 shares of Class A Common Stock at an exercise price of $0.52, $0.27 and $1.12 per share respectively. Does not include options to purchase 65,334 and 20,000 shares of Class A Common Stock at an exercise price of $0.27 and $1.12 per share, respectively.

         The Company is unaware of any arrangements between stockholders that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited. All periods presented have been restated to reflect the discontinue operations of Pulse (See Note 7 to the Consolidated Financial Statements).

     Effective January 31, 2004. the Company executed an Agreement with Tajima Industries, Ltd. ("Tajima") pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its Tajima USA Inc. ("TUI") subsidiary owned by it to Tajima. The Company's Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See
Note 7 to the Consolidated Financial Statements).

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement entered into between the Company, Hometown Threads, Buyer and PCA. Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 7 to the Consolidated Financial Statements).

     Prior to January 2003, the Company had advanced approximately $496,000 for premiums on split dollar life insurance for Henry Arnberg, the Company's Chairman and Paul Levine, the former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances are collateralized by the cash surrender value of the policies, which totaled in the aggregate approximately $555,000 at January 29, 2005 for both policies. The premiums for these policies are currently being paid out of the accumulated dividends for the policies.

     On April 2, 2004, the Company entered into a 36 month consulting agreement with Paul Levine, former Vice-Chairman of the Board of Directors. Under the agreement, Mr. Levine resigned from the Board of Directors and was relieved of all fiduciary positions or committees. Mr. Levine is longer an employee of the Company and for the term of the agreement is considered an independent contractor. A monthly fee of $9,166.67 will be paid to Mr. Levine, in addition to the cost of medical benefits as provided to executive level employees of the Company, premiums for his disability policy and payments under an automobile lease which expired January 18, 2005. Mr. Levine will provide consulting services for up to 4 days per month during the term of the agreement including attendance at trade shows, business development activities, contact with key customer accounts, product assessment and undertaking special projects.

     During the fourth quarter of fiscal 2005, Howard Arnberg, former President of Hometown Threads, received a lump sum payment in the amount of $92,500. This payment was made pursuant to a change of control provision in an employment agreement between Mr. Howard Arnberg and the Company in connection with the sale of Hometown Threads in October, 2004. Howard Arnberg in no longer affiliated with the Company.

     On December 1, 2004, the Company entered into a 36 month consultant agreement with Henry Arnberg, Chairman of the Board of Directors. Under the agreement, Mr. Arnberg is no longer an employee of the company, but will remain Chairman of the Board of Directors. A monthly fee of $12,500 will be paid to Mr. Arnberg in lieu of any other compensation for his service on the Board of Directors. Mr. Arnberg would continue to receive medical benefits as provided to the executive level of employees of the Company, premiums for his disability policy and payments under the current automobile lease until the lease expires. Mr. Arnberg will provide consulting services for up to 10 days per month during the term of the agreement including attendance at trade shows, contact with key customer accounts, product assessment and undertaking special projects.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees paid to BDO Seidman, LLP for professional services for each of the two fiscal years ended January 29, 2005 and January 31, 2004:

                                           2005                   2004
                                           ----                   ----
                                     ------------------     ------------------
Audit Fees...........................    $172,500               $175,000
Audit-Related Fees...................     26,000                 29,000
Tax Fees.............................     33,000                 55,000
                                     ------------------     ------------------
                                        $231,500               $259,000
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

     The Audit Committee negotiates the annual audit fee directly with the Company's independent registered Public Accounting firm. The Audit Committee has also established pre-approved services for which the Company's management can engage the Company's independent registered Public Accounting firm. Any work in addition to these pre-approved services in a quarter requires the advance approval of the Audit Committee. The Audit Committee considers whether the provision of permitted non-audit services is compatible with maintaining BDO Seidman, LLP's independence. PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


The following documents are filed as part of this report:

 (a)(1) All financial statements                           Page(s)
 -------------------------------                           -------

 Index to Consolidated Financial
 Statements..................................................F-1
 Report of Independent Registered Public Accounting
 Firm....................................................... F-2
 Consolidated Balance
 Sheets......................................................F-3 to F-4
 Consolidated Statements of
 Income......................................................F-5
 Consolidated Statements of Stockholders'
 Equity......................................................F-6
 Consolidated Statements of Cash
 Flows.......................................................F-7
 Notes to Consolidated Financial
 Statements..................................................F-8 to F-26
 Exhibits....................................................F-27 to F-32

(a)(3) Exhibits which are listed on the Exhibit Index below

                                                             EXHIBIT INDEX
                                                             -------------

Exhibit No.   Description of Exhibit
-----------   ----------------------------------------------

  %3.1    Restated Certificate of Incorporation of the Registrant

  ^3.2    Amended and Restated By-Laws of the Registrant

  *4.1    Specimen of Class A Common Stock Certificate

  *4.2    Specimen of Class B Common Stock Certificate

  10.1 Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd ("Tajima"), Tajima USA, Inc ("TUI") and Tajima America Corp.("TAC")

  10.2 Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd ("Tajima"), Tajima USA, Inc ("TUI") and Tajima America Corp.("TAC")

+++10.3   1993 Stock Option Plan, as amended

***10.4   2003 Stock Option Plan

+++10.5   1994 Non-Employee Director Stock Option Plan, as amended

*****10.6 2004 Non-Employee Director Stock Option Plan

**10.7 Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.

++10.8 First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.

****10.9 Loan and Security Agreement dated as of November 26, 2002, by and between Congress Financial Corporation, as Lender and Hirsch International Corp., as Borrower.

++++10.10  Amendment No.1 to Loan and Security  Agreement  dated as of April 28,
           2003

#10.11    Amendment No.2 to Loan Security Agreement dated as of July 16, 2003

#10.12     Amendment No.3 to Loan and Security Agreement dated April 30, 2004

@10.13    Amendment No. 4 to Loan and Security Agreement dated August 31, 2004.

21.1      List of Subsidiaries of the Registrant

23.1      Independent Registered Public Accounting Firm Consent

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

--------------------------------------------------------------------------------

         % Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

         ^ Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

         @ Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 2004.

         + Incorporated by reference from Registrant's Form 10-K filed for the year ended January 31, 2004.

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

      **** Incorporated by reference from Registrant's Report on Form 8-K with the Commission on December 6, 2002.

     ***** Incorporated by reference from Registrant's definitive proxy statement filed with the Commissions on August 6, 2004.

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


                                       HIRSCH INTERNATIONAL CORP.
                                        Registrant

                                       By:  /s/Paul Gallagher
                                       ----------------------
                                       Paul Gallagher, President
                                       Chief Executive Officer and Chief
                                       Operating Officer
Dated:  April 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title
---------               -----

/s/ Henry Arnberg       Chairman of the Board of Directors
Henry Arnberg

/s/ Paul Gallagher      President, Chief Executive Officer (Principal
Paul Gallagher          Executive Officer), Chief Operating Officer and
                        Director

/s/ Beverly Eichel     Vice President-Finance and Administration, and Chief
 Beverly Eichel         Financial Officer (Principal Accounting and Financial
                        Officer), Secretary

/s/ Daniel Vasquez      Corporate Controller
Daniel Vasquez

/s/ Marvin Broitman     Director
Marvin Broitman

/s/ Mary Ann Domuracki  Director
Mary Ann Domuracki

/s/ Christopher Davino  Director
Christopher Davino

                          INDEX TO FINANCIAL STATEMENTS
                           HIRSCH INTERNATIONAL CORP.


Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Financial Statements

         Balance Sheets as of January 29, 2005 and January 31, 2004     F-3-F-4

         Statements of Operations for the years ended
                  January 29, 2005, January 31, 2004 and 2003           F-5

         Statements of Stockholders' Equity for the years ended
                  January 29, 2005, January 31, 2004 and 2003           F-6

         Statements of Cash Flows for the years ended
                  January 29, 2005, January 31, 2004 and 2003           F-7

         Notes to the Consolidated Financial Statements                 F-8-F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Hirsch International Corp.
Hauppauge, New York


     We have  audited the  accompanying  consolidated  balance  sheets of Hirsch
International Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Melville, New York
April 15, 2005, except for Note 16 which is as of April 20, 2005

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                JANUARY 29,                       JANUARY 31,
ASSETS                                                                               2005                             2004
                                                                          ----------------------------     -------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $6,398,000                        $8,963,000
   Restricted cash (Note 2c)                                                       5,650,000                         3,000,000

   Accounts receivable, net of an allowance for possible losses of
   $630,000 and $680,000, respectively (Notes 4 and 15c)                           4,914,000                         6,562,000
   Inventories, net (Notes 3, 4 and 15c)                                           5,776,000                         6,922,000
   Other current assets                                                              393,000                           264,000
   Assets of discontinued operations (Note 7)                                        831,000                         1,339,000
                                                                          ----------------------------     -------------------------
                          Total current assets                                    23,962,000                        27,050,000
                                                                          ----------------------------     -------------------------

PROPERTY, PLANT AND EQUIPMENT, Net (Note 6)                                        1,949,000                         2,397,000
ASSETS OF DISCONTINUED OPERATIONS (Note 7)                                                 -                             22,000
OTHER ASSETS (Note 8)                                                                715,000                           877,000
                                                                          ----------------------------     -------------------------
                              TOTAL ASSETS                                       $26,626,000                       $30,346,000
                                                                          ============================     =========================


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 29,                    JANUARY 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2005                            2004
                                                                            ---------------------         ---------------------

CURRENT LIABILITIES:

   Trade acceptances payable (Note 15(d))                                                    $0                   $ 1,324,000
   Accounts payable and accrued expenses (Note 9)                                     8,346,000                     8,150,000
   Capitalized Lease Obligation - short term (Note 10)                                  148,000                       123,000
   Deferred Gain - short term (Note 10)                                                 119,000                       119,000
   Customer deposits and other                                                          585,000                       383,000
   Liabilities of discontinued operations (Note 7)                                    1,495,000                     2,253,000
                                                                            ---------------------         ---------------------
                  Total current liabilities                                          10,693,000                    12,352,000

CAPITALIZED LEASE OBLIGATIONS - Less current maturities (Note 10)                     1,270,000                     1,418,000
DEFERRED GAIN - (Note 10)                                                               608,000                       728,000
                                                                            ---------------------         ---------------------
                                                                                     12,571,000                    14,498,000
   Total liabilities
                                                                            ---------------------         ---------------------
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 12): Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                                             -                             -
   Class A common stock, $.01 par value; authorized: 20,000,000 shares;
   issued and outstanding; 9,002,149 and 6,827,000 shares respectively                   90,000                        68,000
   Class B common stock, $.01 par value; authorized: 3,000,000 shares,
   outstanding: 600,018 and 2,668,000 shares, respectively                                6,000                        27,000
   Additional paid-in capital                                                        41,465,000                    41,408,000
   Accumulated deficit                                                               (25,489,000)                (23,638,000)
                                                                            ---------------------         ---------------------
                                                                                     16,072,000                    17,865,000
   Less: Treasury Class A Common stock at cost 1,164,000 shares (Note 13)             2,017,000                     2,017,000
                                                                            ---------------------         ---------------------
        Total stockholders' equity                                                   14,055,000                    15,848,000
                                                                            ---------------------         ---------------------
                                                                                    $26,626,000                   $30,346,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            =====================         =====================

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          Years Ended
                                                                    January 29,        January 31,        January 31,
                                                                        2005               2004              2003
                                                                        ----               ----              ----
NET SALES                                                             $43,641,000       $46,449,000       $42,723,000

COST OF SALES (Note 15d)                                               29,574,000        31,120,000        29,490,000
                                                                   ----------------    --------------    --------------
                                                                       14,067,000        15,329,000        13,233,000
GROSS PROFIT
                                                                   ----------------    --------------    --------------

OPERATING EXPENSES
    Selling, general and administrative expenses                       15,874,000        18,204,000        16,793,000
    Restructuring costs (income) (Note 9)                                       -         (716,000)                 -
                                                                   ----------------    --------------    --------------
                  Total operating expenses                             15,874,000        17,488,000        16,793,000
                                                                   ----------------    --------------    --------------

OPERATING LOSS                                                        (1,807,000)       (2,159,000)       (3,560,000)
                                                                   ----------------    --------------    --------------

OTHER INCOME  (EXPENSE)
    Interest expense                                                    (185,000)         (215,000)         (259,000)
    Other income (expense) - net                                        (147,000)           349,000           368,000
                                                                   ----------------    --------------    --------------
                  Total other income (expense)                          (332,000)           134,000           109,000
                                                                   ----------------    --------------    --------------
                                                                      (2,139,000)       (2,025,000)       (3,451,000)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES, AND DISCONTINUED OPERATIONS

INCOME TAX PROVISION (BENEFIT) (Note 11)                                    9,000            25,000         (504,000)
                                                                   ----------------    --------------    --------------

LOSS FROM CONTINUING OPERATIONS                                       (2,148,000)       (2,050,000)       (2,947,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NET (Note 7)
(Includes $943,000 gain on
sale of Hometown Threads for fiscal 2005)                                376,000         2,494,000       (2,603,000)
                                                                   ----------------    --------------    --------------
                                                                     $(1,772,000)          $444,000      ($5,550,000)
NET INCOME (LOSS)
                                                                   ================    ==============    ==============

LOSS PER SHARE:
    Basic and diluted:
    Loss from continuing operations                                       ($0.26)           ($0.24)           ($0.34)

    Income (loss) from discontinued operations                               0.05              0.29            (0.30)
                                                                   ----------------    --------------    --------------
                                                                          ($0.21)             $0.05           ($0.64)
    Net income (loss)
                                                                   ================    ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF
INCOME (LOSS) PER SHARE
    Basic and diluted                                                   8,351,000         8,571,000         8,789,000
                                                                   ================    ==============    ==============

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004 AND 2003

                                                      Class A                              Class B
                                                   Common Stock                         Common Stock
                                                     (Note 12)                            (Note 12)
                                        -----------------------------------   ---------------------------------
                                            Shares             Amount             Shares            Amount           Additional
                                                                                                                   Paid-In Capital
                                        ---------------    ----------------   ---------------    --------------    ----------------

BALANCE, JANUARY 31, 2002                     6,815,000             $68,000         2,668,000         $27,000          $41,397,000
  Comprehensive income:                              --                  --                --              --                   --
    Gain on foreign currency translation             --                  --                --              --                   --
    Net loss                                         --                  --                --              --                   --
  Total comprehensive income                         --                  --                --              --                   --
                                        ---------------    ----------------   ---------------    --------------    ----------------
BALANCE, JANUARY 31, 2003                     6,815,000              68,000         2,668,000          27,000           41,397,000
   Exercise of stock options & warrants          12,000                  --                --              --               11,000
   Dividends                                         --                  --                --              --                   --
  Purchase of treasury shares (Note 13)              --                  --                --              --                   --
    Net income                                       --                  --                --              --                   --
                                        ---------------    ----------------   ---------------    --------------    ----------------
BALANCE, JANUARY 31, 2004                     6,827,000              68,000         2,668,000          27,000           41,408,000
   Exercise of stock options & warrants         107,000               1,000                --              --               57,000
   Dividends                                         --                  --                --              --                   --
  Transfers                                   2,068,000              21,000       (2,068,000)        (21,000)                   --
    Net loss                                         --                  --                --              --                   --
                                        ---------------    ----------------   ---------------    --------------    ----------------
BALANCE, JANUARY 29, 2005                     9,002,000              90,000           600,000           6,000           41,465,000
                                        ===============    ================   ===============    ==============    ================



                                                  Accumulated       Accumulated Deficit        Treasury             Total
                                                     other
                                                 Comprehensive                                   Stock
                                                 Income (Loss)                                 (Note 13)
                                                       (Note 2n)
                                                       --------          --------               --------           --------

BALANCE, JANUARY 31, 2002                            $(156,000)          $(18,275,000)       $(1,602,000)        $21,459,000
     Gain on foreign currency translation               156,000                     --                 --            156,000
     Net loss                                                --            (5,550,000)                 --        (5,550,000)
  Total comprehensive income                                 --                     --                 --        (5,394,000)
                                                                                                               ---------------

BALANCE, JANUARY 31, 2003                                    --           (23,825,000)        (1,602,000)        $16,065,000
                                               -----------------    --------------------    ---------------    ---------------
    Exercise of stock options & warrants                     --                     --                 --             11,000
    Purchase of treasury shares (Note 13)                    --                     --          (415,000)          (415,000)
    Dividends                                                --              (257,000)                 --          (257,000)
                                                                                                               ---------------

     Net income                                              --                444,000                 --           $444,000
                                               -----------------    --------------------    ---------------    ---------------
BALANCE, JANUARY 31, 2004                                    --           (23,638,000)        (2,017,000)        $15,848,000
    Exercise of stock options & warrants                     --                     --                 --             58,000
    Dividends                                                --               (79,000)                 --           (79,000)
     Net loss                                                --            (1,772,000)                 --        (1,772,000)
                                               -----------------    --------------------    ---------------    ---------------
BALANCE, JANUARY 29, 2005                                    --          $(25,489,000)       $(2,017,000)        $14,055,000
                                               =================    ====================    ===============    ===============

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JANUARY


                                                                    January 29,         January 31,          January 31,
                                                                        2005                2004                 2003
                                                                        ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(1,772,000)             $444,000         $(5,550,000)
   Adjustments to reconcile net income (loss) to net
        cash provided by (used
   in) operating activities:
   Depreciation and amortization                                          786,000              887,000              809,000
   Gain on sale of assets                                                                     (50,000)
   Recognized gain on sale of building                                  (119,000)            (119,000)            (119,000)
   Provision for reserves                                               (200,000)            (140,000)              410,000
   Deferred income taxes                                                        -                    -            (130,000)
   Minority interest                                                            -              235,000              196,000
   Reversal of restructuring accrual reserves                                   -            (716,000)                    -
   Reversal of lease reserves                                                   -          (2,000,000)                    -
   Gain on sale of subsidiary                                           (943,000)                    -                    -

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                  1,838,000          (2,493,000)            4,675,000
   Net investments of sales type leases                                  (85,000)              553,000            5,365,000
   Inventories                                                          1,142,000            1,431,000            2,910,000
   Other current assets and other assets                                (315,000)              453,000          (1,431,000)
   Trade acceptances payable                                          (1,324,000)              355,000          (1,216,000)
   Accounts payable and accrued expenses                                  280,000            1,994,000          (3,718,000)
   Prepaid income taxes and income taxes payable                          (8,000)            3,176,000            3,742,000
                                                                   ---------------    -----------------    -----------------
     Net cash provided by (used in) operating activities                (720,000)            4,010,000            5,943,000
                                                                   ---------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (166,000)            (552,000)            (547,000)
   Proceeds from sale of fixed assets                                           -              100,000                    -
   Proceeds from sale of subsidiary                                     1,139,000              500,000              530,000
                                                                   ---------------    -----------------    -----------------
     Net cash provided by (used in) investing activities                  973,000               48,000             (17,000)
                                                                   ---------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                    (2,650,000)          (2,100,000)            (900,000)
   Repayments of long-term debt                                         (147,000)            (123,000)             (83,000)
   Payment of deferred financing costs                                          -                    -            (518,000)
   Exercise of stock options                                               58,000               11,000                    -
   Payment of dividends                                                  (79,000)            (170,000)                    -
   Purchase of treasury shares                                                  -            (415,000)                    -
                                                                   ---------------    -----------------    -----------------
     Net cash used in financing activities                            (2,818,000)          (2,797,000)          (1,501,000)
                                                                   ---------------    -----------------    -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         -                    -              156,000
                                                                   ---------------    -----------------    -----------------
                                                                      (2,565,000)            1,261,000            4,581,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            8,963,000            7,702,000            3,121,000
                                                                   ---------------    -----------------    -----------------
                                                                       $6,398,000           $8,963,000           $7,702,000
CASH AND CASH EQUIVALENTS, END OF YEAR
                                                                   ===============    =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest and bank fees paid                                           $566,000             $584,000             $515,000
                                                                   ===============    =================    =================
   Income taxes paid                                                      $50,000             $350,000               $9,000
                                                                   ===============    =================    =================

Supplemental Disclosure of non-cash investing activity: In connection with the sale of its TUI subsidiary effective January 31, 2004, the Company incurred accounts payable to TUI in the amount of $4.5 million.

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004 AND 2003

1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Pulse Microsystems, Ltd. through October 31, 2002 (Pulse), Hirsch Business Concepts LLC ("HBC"), Hometown Threads LLC ("Hometown") through October 22, 2004, and Tajima USA, Inc. ("TUI") through January 31, 2004 (collectively, the "Company").

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

         On January 6, 1998, Tokai Industrial Sewing Machine Company ("Tokai"), an affiliate of Tajima, the Company's major supplier, purchased a 45 percent interest in TUI for $900,000. For financial reporting purposes, the assets, liabilities and earnings of TUI are consolidated in the Company's financial statements. Tokai's 45 percent interest in TUI has been reported as minority interest in the Company's Consolidated Balance Sheet as of January 31, 2003 and Tokai's share of the earnings had been reported as minority interest in the Company's Consolidated Statements of Operations for the years ended January 31, 2004 and 2003. As of January 31, 2004 the Company sold its majority position in TUI to Tajima Industries and its earnings have been reported as discontinued operations.

         See Note 7 to the Consolidated Financial Statements for discontinued operations of the leasing subsidiary, Pulse, Hometown and TUI.

         Due to the discontinuation of entities noted above, the Company currently only operates in a single reportable segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

         b. Revenue Recognition - The Company distributes embroidery equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2005, 2004 and 2003, most sales of new equipment did not require installation within the terms of the sales contract; these sales were recorded at the time of shipment, at which time title is transferred to the customer.

                  Service revenues and costs are recognized when services are provided. Sales of computer hardware and software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

         c. Cash Equivalents - Cash equivalents consist of money market accounts with initial maturities of three months or less. As of January 29, 2005, the Company had $5.7 million in restricted cash which was used to collateralize outstanding standby letters of credit. As of January 31, 2004 the Company had $3.0 million in restricted cash which is being used to collateralize outstanding letters of credit due in 90 days.

         d. Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company's operating results would be significantly and adversely affected.

         e. Inventories - Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out weighted average basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost. Used equipment is valued based on an assessment of age, condition, model type, accessories, capabilities and demand in the used machine market.

         f. Foreign Currency Transactions - Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. Gains and losses from foreign currency transactions are included in other income, net .

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

l. Income (Loss) Per Share - Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants of 1,253,000, 1,258,000 and 1,218,000 were anti-dilutive for the fiscal years ended January 29, 2005 and January 31, 2004 and 2003, respectively.

m. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method.

                  The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income (loss) and earnings (loss) per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Fiscal 2005: dividend yield of 0.00%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.40% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004. Fiscal 2004: dividend yield of 4.00%, volatility of 72%, risk-free interest rate of 2.37% for grants on 06/02/2003, 2.14% for grants on 06/16/2003 and 2.63% for grants on 07/09/2003 and an expected life of 5 years; Fiscal 2003: dividend yield of 0%, volatility of 79%, risk-free interest rate of 4.48% for employees and 4.07% for non-employees and and expected life of 5 years. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of the options granted during 2005, 2004 and 2003 was $1.11, $0.84 and $0.16, respectively.

                  If compensation cost for the Company's stock options had been determined consistent with SFAS No. 123, the Company's net
                  (loss) income and (loss) earnings per share would have been the pro forma amounts indicated below:



                                                                    Year Ended
                                                                    ----------
                                           January 29                           January 31
                                           ----------                           ----------
                                              2005                     2004                    2003
                                              ----                     ----                    ----

Net income (loss):
  Net income (loss) as reported           $(1,772,000)               $444,000              $(5,550,000)

Deduct Total stock-based employee
compensation expense determined
under fair value method                      103,000                  70,000                  82,000
                                       --------------------     --------------------    --------------------
  Pro forma net income (loss)             $(1,875,000)               $374,000              $(5,632,000)
                                       ====================     ====================    ====================
Basic and diluted net income (loss) per share:
  As reported                                $(0.21)                   $0.05                  $(0.63)
  Pro forma                                  $(0.22)                   $0.04                  $(0.64)

         n. Comprehensive Income - Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS 130"). This statement established rules for reporting comprehensive income and its components. Comprehensive income consists of net income (loss) and, in fiscal 2003 only, foreign exchange translation adjustments related to Pulse Canada and is presented in the consolidated statements of stockholders' equity.

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

         p. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at January 29, 2005 and January 31, 2004, the fair value of the Company's financial instruments approximated the carrying value.

         q. Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

                  In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees," and is effective beginning the first annual or interim period after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement in the first quarter of fiscal 2006.

                           In December 2004, the FASB issued SFAS 153,
                  "Exchanges of Nonmonetary Assets," which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The quidance in APB29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have a material effect on our financial position

         r. Reclassifications - As a result of discontinued operations, certain reclassifications have been applied to prior year amounts to conform to current year presentation.

         s. Shipping and handling expenses - The Company records shipping and handling expenses in operating expenses on the statement of operations. These expenses were approximately; $934,000, $974,000 and $1,012,000 during the years ended January 29, 2005, January 31, 2004, and 2003, respectively. Amounts billed to customers were immaterial for all periods presented.

         t. Advertising expenses - The Company expenses advertising as incurred. These expenses were approximately; $673,000, $608,000 and $455,000 during the years ended January 29, 2005, January 31, 2004, and 2003, respectively

3.       INVENTORIES

                                       January 29,           January 31,
                                          2005                 2004
                                       ---------------  -------------------

New machines                               $3,824,000           $5,194,000
Used machines                                 566,000              344,000
Parts and accessories                       2,979,000            2,966,000
Less reserve for slow-moving inventory    (1,593,000)          (1,582,000)
                                       ---------------  -------------------
Total                                      $5,776,000           $6,922,000
                                       ---------------  -------------------


4. CHANGES IN RESERVES

Allowance for Doubtful Accounts:

                                   Opening                                                                 Ending
                                   Balance           Additions         Write Offs       Adjustments       Balance
                                   -------           ---------         ----------       -----------       -------

     Year ended January 29, 2005    $  680,000      $        0        $     0        $  (50,000)      $  630,000

     Year ended January 31, 2004    $1,451,000       $230,000       $(1,001,000)          0           $  680,000

     Year ended January 31, 2003    $2,893,000       $151,000       $(1,593,000)          0           $1,451,000


     Inventory Reserve

     Year ended January 29, 2005    $1,582,000       $ 59,000       $  (148,000)     $  100,000       $1,593,000

     Year ended January 31, 2004    $1,946,000       $ 80,000       $       0        $ (444,000)      $1,582,000

     Year ended January 31, 2003    $2,185,000       $259,000       $  (498,000)     $   0            $1,946,000

     Warranty Reserve

     Year ended January 29, 2005    $ 543,000        $233,602       $    0           $  (233,602)     $  543,000

     Year ended January 31, 2004    $ 543,000        $257,896       $    0           $  (257,896)     $  543,000

     Year ended January 31, 2003    $ 543,000        $245,749       $    0           $  (245,749)     $  543,000



During fiscal 2005, the Company reversed $200,000 in Accounts Receivable reserves that were no longer necessary. During fiscal 2004, the Company reversed $444,000 in inventory reserves that were no longer necessary.

5. NET INVESTMENT IN SALES-TYPE LEASES

                                                                  January 29,             January 31,
                                                               -------------------- -------------------
                                                                      2005                2004
                                                               -------------------- -------------------
Total minimum lease payments receivable                                  $228,000           $ 423,000
Estimated residual value of leased property (unguaranteed) (A)            461,000             853,000
Reserve for estimated uncollectible lease payments                        (50,000)             (94,000)
Less: Unearned income                                                     (56,000)             (79,000)
                                                               -------------------- -------------------
Net investment - Included in Assets of discontinued operations           $583,000          $1,103,000
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


6. PROPERTY, PLANT AND EQUIPMENT

                                          January 29,           January 31,
                                            2005                   2004
                                         ---------------- -- -----------------
Property Under Capital Lease Obligation       $1,786,000           $1,786,000
Software                                         614,000              576,000
Machinery and equipment                        5,239,000            5,182,000
Furniture and fixtures                         2,042,000            1,986,000
Automobiles                                       35,000              294,000
Leasehold improvements                           594,000              583,000
                                         ----------------    -----------------
Total                                         10,310,000           10,407,000
Less: Accumulated depreciation
 and amortization                             (8,361,000)          (8,010,000)
                                         ----------------    -----------------
Property, plant and equipment, net            $1,949,000           $2,397,000
                                         ================    =================


7. DISCONTINUED OPERATIONS

         In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with SFAS 144. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to sell the net assets by January 2006.


         The operating loss in fiscal 2003 includes a reserve of $4 million as an additional provision for the liquidation of the lease portfolio. In July 2003, the Company entered into a transaction whereby the Company assigned its interest in the remaining Ultimate net loss lease portfolios from the CIT Group to Beacon Funding. As part of this transaction, the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for approximately $375,000. The Company reversed as part of discontinued operations, $2.0 million of reserves recorded in fiscal 2002 associated with the UNL lease portfolio. The transaction closed in September 2003.

Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):

                                                              For the year ended,
                                                       January 29,             January 31,
                                                           2005                   2004
                                                    -------------------      ----------------

Assets:
Accounts receivable                                         $   92                   $    0
Minimum lease payments receivable and
residuals (Note 5)                                             583                    1,103
Inventory                                                        0                       23
Prepaid taxes and other assets                                   8                       11
                                               -------------------         ----------------
Total Assets                                                $  683                   $1,137
                                               ===================         ================

Liabilities:
Accounts payable and accrued expenses                       $1,009                   $1,548
Income taxes payable                                            87                       87
                                               -------------------         ----------------
Total Liabilities                                           $1,096                   $1,635
                                               ===================         ================

Summary operating results of the discontinued operations of HAPL Leasing are as follows (in thousands):

                                                              For the year ended
                                 January 29,       January 31,      January 31,
                                     2005             2004              2003
                                     ----             ----              ----
Revenue .........................     $107             $ 619            $1,554
Gross profit.....................       85               278               128
Income (loss) from discontinued
operations.......                     $ 0             $2,000           $(4,000)

         Effective October 31, 2002, Hirsch International Corp. ("Hirsch") completed the sale of all of the outstanding equity interests in its wholly-owned subsidiary, Pulse Microsystems Ltd. ("Pulse"), pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited ("Purchaser") dated as of October 31, 2002 (the "Agreement").

         Pursuant to the Agreement, Hirsch sold all of its equity interests in Pulse to the Purchaser for an aggregate consideration of $5.0 million which was paid as follows: (a) $0.5 million cash, (b) a $0.5 million note payable in 11 quarterly installments beginning April 30, 2003 and including interest accruing on the principal balance at the rate of US Prime +1% per annum, which note was paid in full in March 2003 and (c) the assumption of $4.0 million of Hirsch obligations. The sale price was at Pulse's book value so there was no gain or loss recorded on the sale. All periods presented reflect the discontinued operations of Pulse.

Summary operating results of the discontinued operations of Pulse Microsystems, Ltd are as follows (in thousands):

                                          For the year ended January 31,
                                             2003
                                             ----
Revenue...................................   $3,731
Gross profit..............................    2,510
Income (loss) from discontinued operations   $  328

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

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement) calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price paid in accordance with the terms of the Agreement.

     In addition, the Company agreed to repay TUI the sum of $7,182,002, representing amounts owed by the Company to TUI as of January 31, 2004 (the "Net Intercompany Payable"). The Net Intercompany Payable was paid as follows:

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


Summary operating results of the discontinued operations of TUI (in thousands) are as follows:

                                                   For the year ended
                                              January 31,     January 31,
                                                  2004            2003
                                              -------------- ---------------
    Revenue                                       $13,228        $12,433
    Gross profit                                    1,812          1,506
    Income (Loss) from Discontinued Operations       $965         $1,068

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA") pursuant to the terms of a certain Asset Purchase Agreement ("Agreement") entered into between the Company, Hometown, Buyer and PCA. Prior to the transaction, Hometown had been engaged in the business of operating and franchising retail embroidery service centers in Wal-Mart stores and other retail locations (the "Business"). The purchase price for the assets acquired by Buyer was $1,500,000. In addition, Buyer agreed to assume certain enumerated liabilities of Hometown. Pursuant to the Agreement, PCA guaranteed the obligations of the Buyer. The Company and Hometown entered a Non-Competition, Non-Disclosure and Non-Solicitation Agreement, the Company and Hometown are precluded from directly and indirectly competing with Buyer for seven (7) years in the United States. The Company and Hometown are also required to keep confidential certain Confidential Information (as defined therein) for a period of ten (10) years. Pursuant to the Agreement, The Company, Hometown and Buyer have entered into a certain Supply Agreement having a term of five (5) years. Under the terms of the Supply Agreement, the Company agreed to supply to Buyer and Buyer is required to purchase from the Company all products previously purchased by Hometown from the Company and utilized in the Business upon the prices, terms and conditions contained therein.

         As a result of the sale of the Hometown Threads subsidiary, the Company recognized a gain of approximately $943,000.

     The Buyer has withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies are resolved during the six month hold-back period. The Company expects to resolve the contingencies in the early part of fiscal 2006, however, the Company is unable to predict the outcome at this time.

     Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                               January 29,        January 31,
                                                   2005               2004
                                             -----------------  ----------------
    Assets:
    Accounts receivable                               148                26
    Property, Plant & Equipment                        -                 22
    other Assets                                       -                176
                                             -----------------  ----------------
    Total Assets                                    $ 148             $ 224
                                             =================  ================

    Liabilities:
    Accounts payable and accrued expenses           $ 399              $ 618
                                             -----------------  ----------------
    Total Liabilities                               $ 399              $ 618
                                             =================  ================

Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                                        For the year ended
                                     January 29     January 31,     January 31,
                                        2005            2004            2003
                                     ------------- ---------------- ------------
                                         $1,425           $1,693        $1,571
    Gross profit                            646              867           874
    Gain on Sale                            943                0             0
    Income (Loss) from Discontinued       $(567)           $(471)           $ 1
        Operations



8. OTHER ASSETS

                                             January 29,         January 31,
                                                2005                2004
                                           ----------------    ----------------
 Deferred financing costs (1)                     $527,000          $1,162,000
 Officers Loans Receivable (2)                     496,000             496,000
 Other                                              61,000              47,000
                                           ----------------    ----------------
 Total other assets                             $1,084,000          $1,705,000

 Accumulated amortization of Long Term
 Other Assets                                  $ (369,000)         $ (828,000)
                                           ----------------    ----------------

 Other Assets, net                               $ 715,000            $877,000
                                           ================    ================

                 (1) Deferred financing costs related to the (3 years) Loan and
                     Security Agreement in November 2002, and they are being amortized over the term of the agreement from Congress Financial Corp.

                 (2) Related to split dollar life insurance policy on 2 officers of the Company. The Company no longer pays the premiums on the policies which are collateralized by the cash surrender value of the policies of $555,000 at January 29, 2005.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                January 29,         January 31,
                                                    2005              2004
                                               ---------------    --------------
Other accrued expenses                              $ 516,000        $1,276,000
Accounts payable                                    6,887,000         1,002,000
Accounts payable to TUI                                     0         4,482,000
Accrued payroll costs                                 400,000           812,000
Accrued warranty                                      543,000           543,000
Accrued commissions payable                                 0            35,000
                                               ---------------    --------------
Total accounts payable and accrued expenses        $8,346,000        $8,150,000
                                               ===============    ==============

                  In the fourth quarter of the year ended January 31, 2002, the Company initiated a restructuring plan in connection with its continuing operations. During the year ended January 31, 2004, the Company reversed, as a reduction of operating expenses, $716,000 of restructuring costs associated with the completion of the restructuring plan.

10. LONG TERM OBLIGATIONS

                                        January 29,             January 31,
                                            2005                    2004
                                        -----------------    -------------------
                                              $1,418,000             $1,541,000
Obligation Under Capital Lease (A)
Deferred Gain on Sale of Building (B)            727,000                847,000
                                        -----------------    -------------------

    Total                                      2,145,000              2,388,000
Less: Current maturities                       (267,000)              (242,000)
                                        -----------------    -------------------
                                              $1,878,000             $2,146,000
Long-term maturities
                                        =================    ===================

(A) Obligation Under Capital Lease of the Company at January 29, 2005 matures as follows:


Fiscal Year Ending January 29,
2006                                              $ 306,000
2007                                                316,000
2008                                                325,000
2009                                                335,000
2010                                                345,000
2011 and thereafter                                 385,000
                                              -------------
Total Minimum Lease Payments                     $2,012,000

Less:  Amount representing interest               (594,000)
                                              -------------
                                                  1,418,000
Present value of net minimum lease payments

Less current portion                                148,000
                                              -------------
                                                 $1,270,000
Long term lease obligations
                                              =============

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

11. INCOME TAXES

         The provision (benefit) for income taxes is based on income (loss) before taxes on income and discontinued operations as follows:

                                                                          Years ended
                                                                          -----------
                                              January 29, 2005          January 31, 2004          January 31, 2003
                                              ----------------          ----------------          ----------------

Domestic.................................       $(2,139,000)              $(2,025,000)             $(3,451,000)
Foreign - included in discontinued
operations (See Note 7)                                   0                         0                  536,000
                                         ----------------------    ----------------------    ---------------------
                                                 $(2,139,000)              $(2,025,000)             $(2,915,000)
Total...................................
                                         ======================    ======================    =====================

         The income tax (benefit) provision from continuing operations for each of the periods presented herein is as follows:


                                                  January 29,            January 31,            January 31,
                                                      2005                  2004                    2003
                                                -----------------     ------------------     -----------------
 Current:
   Federal                                               $ -                    $ -                $(504,000)
   State                                                   9,000                 25,000                     -
                                                -----------------     ------------------     -----------------
                                                           9,000                 25,000             (504,000)
Total current
                                                -----------------     ------------------     -----------------

Deferred:
   Federal                                                     -                      -                     -
   State and foreign                                           -                      -                     -
                                                -----------------     ------------------     -----------------
                                                               -                      -                     -
Total deferred:
                                                -----------------     ------------------     -----------------
                                                          $9,000                $25,000            $(504,000)
Total income tax (benefit) provision
                                                =================     ==================     =================

Tax expense (benefit) of $0, $348,000 and $(381,000), related to discontinued operations for the years ended January 29, 2005 and January 31, 2004, and 2003, respectively.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at January 29, 2005 and January 31,2004 are as follows:

                                                     January 29, 2005                           January 31, 2004
                                                     ----------------                           ----------------
                                                                                       Net Current
                                             Net Current          Net Long-              Deferred              Net Long-
                                            Deferred Tax        Term Deferred              Tax               Term Deferred
                                               Assets             Tax Assets              Assets              Tax Assets
                                           ----------------    -----------------    -------------------    ------------------
Accounts receivable                               $231,000                    $0              $271,000                     $0
Inventories                                        681,000                     0               683,000                      0
Accrued warranty costs                             217,000                     0               217,000                      0
Other accrued expenses                              10,000                     0                10,000                      0
Deferred franchise revenue                               0                     0               169,000                      0
Purchased technologies and goodwill                      0            $1,958,000                     0              2,259,000
Net operating loss                                                   $10,079,000                     0              6,905,000
Reserves for discontinued operations              $377,000                     0               658,000                      0
Gain on sale of building                                 0              $291,000                     0                338,000
                                           ----------------    -----------------     -----------------      -----------------
                                                 1,516,000            12,328,000             2,008,000              9,502,000
Less valuation allowance                       (1,516,000)          (12,328,000)           (2,008,000)            (9,502,000)
                                           ----------------    -----------------    -------------------    ------------------
                                                        $0                    $0                    $0                     $0
                                           ================    =================    ===================    ==================

A full valuation allowance for such deferred tax assets has been established at January 29, 2005 and January 31, 2004, since the Company cannot determine the future utilization of those assets.

Net operating loss carry-forwards expire through 2024.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                                 Year Ended
                                             January 29,         January 31,          January 31,
                                           ----------------    -----------------    ----------------
                                                2005                 2004                2003
                                           ----------------    -----------------    ----------------
Federal statutory income tax rate             (34.0)%              (34.0)%              (34.0)%
State income taxes, net of Federal benefit        -                  1.0                     -
Permanent differences                          (45.0)                 27.3               35.4
Valuation Allowance                              79                  6.9                (16.0)
                                           ----------------    -----------------    ----------------
Effective income tax rate                        0%                   1.2%                (14.6)%
                                           ================    =================    ================

12. STOCKHOLDERS' EQUITY

a. Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock, are substantially identical in all respects, except that the holders of Class B Common Stock (one member of the Company's current management and his affiliates) elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stock holder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine.

b. Stock Option Plans - The Company maintains two active stock option plans pursuant to which an aggregate of approximately 898,000 shares of Common Stock may be granted.

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

Stock option transactions during the years ended January 29, 2005, January 31, 2004 and 2003 for the 1993 Plan are summarized below:

                                                        Shares                Exercise              Weighted Average
                                                                             Price Range             Exercise Price
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2002                      278,000             $0.95-$17.00                $1.71

   Options canceled                                        (98,000)             $1.00-$17.00                $3.99
   Options issued                                           878,000              $0.27-$0.52                $0.29
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2003                    1,058,000              $0.27-$1.00                $0.50

   Options canceled                                        (18,000)             $0.27-$21.13                $1.09
   Options exercised                                       (12,000)              $0.27-$1.00                $1.88
                                                    -----------------    ---------------------    ----------------------
   Options issued                                            40,000              $0.72-$0.86                $0.79
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2004                    1,068,000              $0.27-$5.25                $0.50

   Options canceled                                          95,000              $0.27-$5.25                $1.36
                                                    -----------------    ---------------------    ----------------------
   Options exercised                                        100,000              $0.27-$1.00                $0.56
                                                    -----------------    ---------------------    ----------------------
   Options issued                                                 -                        -                    -
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 29, 2005                      873,000              $0.27-$2.72                $0.40

Options exercisable at January 29, 2005                     594,000              $0.27-$2.72                $0.43
                                                    =================    =====================    ======================



                                                          Options Outstanding                Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
  ----------------               -----------           ----------           -----           -----------          -----

       $0.91-$2.72                  5,000                 1.0               $1.81              5,000             $1.81
          $0.95                    100,000                2.0               $0.95             100,000            $0.95
       $0.27-$0.52                 728,000                3.0               $0.29             476,000            $0.30
       $0.72-$0.86                  40,000                4.0               $0.79             13,000             $0.79
                                ----------------                                          ----------------
                                   873,000                                                    594,000

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 50,000 issued in 2003 which vested immediately. This plan expired in December 2003.

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

Stock option transactions during the years ended January 29, 2005, January 31, 2004 and 2003 for the Directors' Plan are summarized below:

                                                                           Exercise           Weighted Average
                                                        Shares           Price Range           Exercise Price
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -                       120,000           $0.50-$0.96                $0.58
January 31, 2002
                                                    ---------------    -----------------    ----------------------
     Options cancelled                                    0                   0                       0
Options issued                                          40,000           $0.27-$0.89                $0.43
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -                       160,000           $0.27-$0.96                $0.54
January 31, 2003
                                                    ---------------    -----------------    ----------------------
Options issued                                          30,000              $0.92                   $0.92
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -
January 31, 2004                                       190,000           $0.27-$0.96                $0.68
                                                    ---------------    -----------------    ----------------------
Options exercised                                      (6,000)              $0.91                   $0.91
Options cancelled                                      (24,000)          $0.27-$0.96                $0.82
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -
January 29, 2005                                       160,000           $0.27-$0.96                $0.54
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 29, 2005                    60,000           $0.27-$0.96                $0.60
                                                    ===============    =================    ======================
Warrants exercisable-January 29, 2005                  100,000              $0.50                   $0.50
                                                    ===============    =================    ======================

         This plan expired in September 2004.


                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price

----------------------------    ----------------    -----------------    -------------    ----------------      --------
       $0.89-$0.96                  20,000                2.0               $.093             20,000             $.093
          $0.27                     20,000                3.0               $0.27             20,000             $0.27
          $0.92                     20,000                4.0               $0.92             20,000             $0.92
                                ----------------                                          ----------------
                                    60,000                                                    60,000

The 2003 Stock Option Plan (the "2003 Plan") has 750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code, or (ii) non-qualified options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise price of stock options may have an adverse effect on the market price of the Company's Common Stock.

Stock option transactions during the year ended January 29, 2005 for the 2003 Plan are summarized below:

                                                                              Exercise              Weighted Average
                                                        Shares               Price Range             Exercise Price
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2004                            0                        0                    0
   Options issued                                           190,000             $1.12                       $1.12
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 29, 2005                      190,000             $1.12                       $1.12

Options exercisable at January 29, 2005                      95,000             $1.12                       $1.12
                                                    =================    =====================    ======================



Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 190,000 issued in 2004 50% of which vested December 31, 2004, and 50% of which will vest December 31, 2005. There are approximately 560,000 shares available for future grants under the 2003 Plan.

The 2004 Non-Employee Director Stock Option Plan (the "Directors Plan") The 2004 Plan was adopted by the Board of Directors in August 2004. The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company's independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan, as proposed each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the years ended January 29, 2005, January 31, 2004 and 2003 for the Directors' Plan are summarized below:

                                                        Shares             Exercise           Weighted Average
                                                                         Price Range           Exercise Price
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2004                      0                   0                       0
     Options issued                                     30,000           $1.01-$1.02                $1.02
     Warrants issued                                      -                   -                       -
     Options cancelled                                    -                   -                       -
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 29, 2005                    30,000           $1.01-$1.02                $1.02
                                                    ===============    =================    ======================
Options exercisable-January 29, 2005                      -                   -                       -
                                                    ===============    =================    ======================

There are approximately 118,000 shares available for future grants under the Directors' Plan

13. TREASURY STOCK

         Treasury stock at January 29, 2005 and January 31, 2004 consists of 1,164,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $2,017,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

14. PROFIT SHARING PLAN

         Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 29, 2005 and January 31, 2004 and 2003.

15.      COMMITMENTS AND CONTINGENCIES

a. Minimum Operating Lease Commitments - The Company has non-cancelable operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

             Fiscal Year Ending
                 January 31,

                    2006                    $598,000
                    2007                     396,000
                    2008                     267,000
                    2009                     220,000
                    2010                     215,000
               2011 and after                239,000
                                        ------------------

                                           $1,935,000
                                        ==================

         Rent expense was approximately $473,000, $584,000 and $574,000 for the years ended January 29, 2005, January 31, 2004 and 2003, respectively. The decline from previous years is the result of termination of various facility leases.


b. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

c. The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement, as amended August 31, 2004, provides for a credit facility of $12 million for Hirsch and all subsidiaries and is collateralized by eligible accounts receivable and inventory as defined in the agreement. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at fiscal 2005 year-end. The Agreement was also used to support letters of credit and bankers acceptances of approximately $4.5 million as of January 29, 2005.

d. Dependency Upon Major Supplier - During the fiscal years ended January 29, 2005 and January 31, 2004 and 2003; the Company made purchases of $22,067,000, $21,115,000, and $27,789,000 respectively, from Tajima
     Industries Ltd. ("Tajima"), the manufacturer of the embroidery machines the Company sells. This amounted to approximately 73, 74, and 85 percent of the Company's total purchases for the years ended January 29, 2005 and January 31, 2004 and 2003, respectively. Purchases from Tajima are purchases under letters of credit. Outstanding letters of credit as of January 31, 2004 are reflected in trade acceptances payable on the balance sheet.

     On August 30, 2004, the Company entered into new consolidated distribution agreements (the "Consolidated Agreements") with Tajima Industries Ltd. ("Tajima") granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

                  The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima. Each agreement may be terminated upon the failure of the Company to achieve certain minimum sales quotas. During fiscal 2005, the Company failed to meet these minimum sales quotas; however, Tajima waived the Company's failure for fiscal 2005. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

e. Purchase Commitments - The Company entered into a three year minimum purchase commitment with Pulse under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2002 and runs until October 31, 2005. As of January 29, 2005 there was $800,000 remaining under this commitment.

16.      SUBSEQUENT EVENT

     On April 20, 2005, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing a non-binding agreement in principle with Sheridan Square Entertainment, Inc. concerning the proposed merger of the two companies. The agreement in principle contemplates an exchange of newly issued Hirsch Common Stock (of which there would then be only one class) for the outstanding capital stock of Sheridan Square Entertainment. The terms of the non-binding agreement in principle are subject to the negotiation and execution of definitive written agreements, finalization of economic terms, and the approval of the Board of Directors and Stockholders of each of the companies.