Form 10-Q
period 2005-04-30
HIRSCH INTERNATIONAL CORP
filed 2005-06-08
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 25, 2005.


             Class of                                       Number of
             Common Equity                                  Shares

             Class A Common Stock,                           7,912,010
             par value $.01

             Class B Common Stock,                           550,018
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information                                              Page


Item 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - April 30, 2005
              and January 29, 2005                                           3-4

              Condensed Consolidated Statements of Operations for
              the Three Months Ended April 30, 2005 and 2004                   5

              Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended April 30, 2005 and 2004                   6

              Notes to Condensed Consolidated Financial Statements          7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         13

Item 4.    Controls and Procedures                                            13


Part II.   Other Information

Item 1.    Legal Proceedings                                                  14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits                                                           14

           Signatures                                                         15

           Certifications                                                  16-19

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    April 30, 2005             January 29, 2005
                                                                -----------------------    -------------------------
                                                                     (unaudited)
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                              $4,992                    $ 6,398
   Restricted cash                                                         5,650                      5,650
   Accounts receivable, net of an allowance for possible
  losses of $630,000                                                       4,775                      4,914
   Inventories, net (Note 3)                                               8,263                      5,776
   Other current assets                                                      221                        393
   Assets of discontinued operations (Note 5)                                722                        831
                                                                -----------------------    -------------------------
           Total current assets                                           24,623                     23,962
                                                                -----------------------    -------------------------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation and amortization                                              1,832                      1,949

OTHER ASSETS                                                                 764                        715
                                                                -----------------------    -------------------------

         TOTAL ASSETS                                                    $27,219                    $26,626
                                                                =======================    =========================



See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  April 30, 2005            January 29, 2005
                                                                --------------------    ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                (unaudited)

CURRENT LIABILITIES:

  Accounts payable and accrued expenses
  (Note 4)                                                            $ 9,007                   $ 8,346
  Capitalized lease obligations - Short Term                              154                       148
  Deferred gain on sale of building - Short Term                          120                       119
  Customers deposits and other                                            462                       585
  Liabilities of discontinued operations (Note 5)                       1,505                     1,495
                                                                --------------------    ------------------------
         Total current liabilities                                     11,248                    10,693
                                                                --------------------    ------------------------

 Capitalized lease obligations-less current
     maturities                                                         1,229                     1,270
  Deferred gain on sale of building-less current
maturities                                                                579                       608
                                                                --------------------    ------------------------

          Total liabilities                                            13,056                    12,571
                                                                --------------------    ------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized:
       1,000,000 shares; issued:
none                                                                        -                         -
  Class A common stock, $.01 par value; authorized:
 20,000,000 shares, issued: 9,076,000 and 9,002,000 shares,
 respectively                                                              90                        90
  Class B common stock, $.01 par value; authorized:
  3,000,000 shares, outstanding: 550,000 and 600,000,
 respectively                                                               6                         6
  Additional paid-in capital                                           41,471                    41,465
  Accumulated deficit                                                 (25,387)                 (25,489)
                                                                --------------------    ------------------------
                                                                       16,180                   16,072

  Less: Treasury stock, at cost 1,164,000 shares                        2,017                     2,017
                                                                --------------------    ------------------------
         Total stockholders' equity                                    14,163                    14,055
                                                                --------------------    ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $27,219                   $26,626
                                                                ====================    ========================



See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                  April 30, 2005          April 30, 2004
                                                                ------------------      --------------------


NET SALES                                                               $13,508               $ 9,387

COST OF SALES                                                             9,297                 6,305
                                                                --------------------    --------------------

GROSS PROFIT                                                              4,211                 3,082
                                                                --------------------    --------------------

OPERATING EXPENSES
   Selling, General & Administrative Expenses                             3,964                 4,075
   Severance costs                                                          147                     0
                                                                --------------------    --------------------
         Total operating expenses                                         4,111                 4,075
                                                                --------------------    --------------------

OPERATING INCOME (LOSS)                                                       100                (993)
                                                                --------------------    --------------------

OTHER EXPENSE (INCOME)
   Interest expense                                                          37                    49
   Other income                                                              (50)                 (32)
                                                                --------------------    --------------------
         Total other expense (income)                                        (13)                  17
                                                                --------------------    --------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
PROVISION AND DISCONTINUED
OPERATIONS                                                                    113              (1,010)

INCOME TAX PROVISION                                                           11                  14
                                                                --------------------    --------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                      102              (1,024)

LOSS FROM DISCONTINUED OPERATIONS , NET ( NOTE
5)                                                                              0                 (83)
                                                                --------------------    --------------------

NET INCOME (LOSS)                                                           $ 102             $(1,107)
                                                                ====================    ====================

EARNINGS (LOSS) PER SHARE
   Basic
   Earnings (loss) from continuing operations                               $0.01              ($0.12)
   Loss from discontinued operations                                         0.00               (0.01)
                                                                --------------------    --------------------
NET INCOME (LOSS) PER SHARE                                                 $0.01              ($0.13)
                                                                ====================    ====================

   Diluted
   Earnings (loss) from continuing operations                               $0.01              ($0.12)
   Loss from discontinued operations                                         0.00               (0.01)
                                                                --------------------    --------------------
NET INCOME (LOSS) PER SHARE                                                 $0.01              ($0.13)
                                                                ====================    ====================

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF
EARNINGS (LOSS) PER SHARE
   Basic                                                                  8,448                 8,334
   Diluted                                                                9,179                 8,334

 See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                      April 30, 2005         April 30, 2004
                                                                   -------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $ 102                ($ 1,107)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                           166                     192
     Recognized Gain on Sale of Building                                     (30)                    (30)
     Provision for reserves                                                  105                       -

Changes in assets and liabilities:
     Accounts receivable                                                      90                   1,895
     Net investment in sales-type leases                                      100                     (7)
     Inventories                                                          (2,001)                   (374)
     Prepaid taxes                                                              0                     (8)
     Other assets                                                            179                      42
     Trade acceptances payable                                                  0                   (751)
     Accounts payable and accrued expenses                                   (77)                   (653)
                                                                     -----------------     -------------------

         Net cash used in operating
         activities                                                       (1,366)                   (801)
                                                                     -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (5)                    (40)
                                                                     -----------------     -------------------
     Net cash used in investing
   activities                                                               (5)                    (40)
                                                                     -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                            (41)                    (35)
   Restricted Cash                                                            0                 (2,650)
   Exercise of stock options                                                 6                       1
                                                                     -----------------     -------------------
     Net cash used in financing activities                                 (35)                 (2,684)
   Decrease in cash and cash
   equivalents                                                          (1,406)                 (3,525)
   Cash and cash equivalents, beginning of period                        6,398                   8,963
                                                                     -----------------     -------------------
   Cash and cash equivalents, end of period                            $ 4,992                 $ 5,438
                                                                     =================     ===================

   Supplemental disclosure of cash flow information:
                                                                     $
   Interest paid                                                            43                   $  49
                                                                     $
   Income taxes paid                                                        11                   $  21
                                                                     =================     ===================


  See notes to condensed consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements Three Months Ended April 30, 2005 and April 30, 2004


1.       Business Organization and Basis of Presentation

         The accompanying condensed consolidated financial statements as of and for the three month periods ended April 30, 2005 and 2004 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Hometown Threads, LLC ("Hometown") through October 22, 2004, and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three month periods ended April 30, 2005 and April 30, 2004, the financial position at April 30, 2005 and cash flows for the three month periods ended April 30, 2005 and April 30, 2004, respectively. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 as filed with the Securities and Exchange Commission.

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

2.       Stock Based Compensation

         The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. The following table details the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.


                                                             Three Months Ended
                                                   April 30, 2005           April 30, 2004
                                                   ------------------     -------------------
                                                               (in thousands)

Net income (loss), as reported                          $ 102                  ($1,107)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method                                                    (22)                     (9)
                                                   ------------------     -------------------
Pro-forma net income (loss)                               $80                  ($1,116)
                                                   ==================     ===================
Earnings (loss) per share:
   Basic - as reported                                  $0.01                   ($0.13)
   Basic - pro forma                                    $0.01                   ($0.13)
   Diluted - as reported                                $0.01                   ($0.13)
   Diluted - pro forma                                  $0.01                   ($0.13)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2006: dividend yield of 0.0%, volatility of 74%, risk-free interest rate of 4.13% for grants on 4/1/2005, Fiscal 2005: dividend yield of 0.0%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.4% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004; and an expected life of 5 years.


3.       Inventories

                                   April 30, 2005            January 29, 2005
                                  --------------------    ----------------------

New Machines and Software                $ 5,612                     $ 3,824
Used Machines
Parts                                        416                         566
                                           3,953                       2,979
                                  --------------------    ----------------------
                                           9,981                       7,369
Less:  Reserve for slow moving
inventory                                 (1,718)                     (1,593)
                                  --------------------    ----------------------

Inventories, net                         $ 8,263                     $ 5,776
                                  ====================    ======================



4.       Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $568,000 for the first quarter ended April 30, 2005. Additional warranty expense of $25,000 was recorded during the first quarter ended April 30, 2005.


5.       Discontinued Operations

         In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with SFAS 144. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to wind down or sell the assets by January 2006.

Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):

                                            April 30,             January 29,
                                              2005                   2005
                                         -----------------       --------------
 Assets:
   Accounts receivable................              $ 3                 $ 92
   MLPR and residuals.................              563                  583
   Prepaid taxes and other assets.....                8                    8
                                         -----------------       --------------
Total Assets.............................         $ 574                $ 683
                                         =================       ==============

Liabilities:
   Accounts payable and accrued expenses         $1,000               $1,009
   Income taxes payable................              87                   87
                                         -----------------       --------------
Total Liabilities........................         $1,087              $1,096
                                         =================       ==============


Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                                                  For the three months ended
                                           April 30, 2005         April 30, 2004
                                         -------------------     ---------------
Revenue..................................           $4                     $295
Gross profit.............................            4                      186
(Loss) from discontinued operations......            -                        -

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

Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                             April 30,             January 29,
                                               2004                   2005
                                         ------------------       --------------
 Assets:
   Accounts receivable................           $148                  $148
                                         ------------------       --------------
Total Assets.............................        $148                  $148
                                         ==================       ==============

Liabilities:
   Accounts payable and accrued expenses         $418                  $399
                                         ------------------       --------------
Total Liabilities........................       $ 418                 $ 399
                                         ==================       ==============

Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                                For the three months ended
                                         April 30, 2004           April 30, 2004
                                        ------------------     -----------------
Revenue.................................        $ 0                     $523
Gross profit............................          0                      265
Loss from discontinued operations.......         $0                  ($  83)


6.       Contingencies

         As of April 30, 2005, the Company had $5.6 million in restricted cash which is used to collateralize outstanding standby letters of credit opened against the credit line at Congress Financial

7.       Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three months ended April 30, 2005 follows:

Basic                                        8,448,303

Effect of assumed conversion
     of employee stock options                 730,836
                                               -------

Diluted                                       9,179,139
                                              =========


Options to purchase approximately 98,000 shares of common stock at prices ranging from $1.12 to $2.72 that were outstanding during the three months ended April 30, 2005 were excluded from the computation of diluted earnings per share because the options' exercise prices exceeded the average fair market value of the Company's common stock.

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

Three months ended April 30, 2005 as compared to the three months ended April 30, 2004.

         Net sales. Net sales for the three months ended April 30, 2005 were $13.5 million, an increase of $4.1 million, or 43.9%, compared to $9.4 million for the three months ended April 30, 2004. The increase in sales for the three months ended April 30, 2005 is attributable to increased sales of small (2 through 8 head) and mutli-head (12 and larger) machines versus sales of single-head machines. The market for small and multi-head machines has demonstrated some growth during the first quarter for fiscal 2006.

         Cost of sales. For the three months ended April 30, 2005, cost of sales increased $3.0 million to $9.3 million from $6.3 million for the three months ended April 30, 2004. The increase is directly related to the increase in sales volume over the same period. The Company's gross margin decreased to 31.2% for the three months ended April 30, 2005 as compared to 32.8% for the three months ended April 30, 2004. Gross margin as a percentage of sales decreased during the three months ended April 30, 2005 primarily as the result of continued pricing pressures in what remains an extremely competitive market and changes in product mix to lower margin multi-head machines. The recent adverse fluctuation in the yen, which is the currency the company's embroidery machines are priced in, has affected and is likely to continue to affect and exert pressure on the Company's machine sales pricing competitiveness.

         Operating Expenses. For the three months ended April 30, 2005 and 2004, operating expenses were relatively constant at $4.1 million. Included in operating expenses for the quarter ended April 30, 2005 was $147,000 in severance costs associated with the Company's continuing reorganization.

         Interest Expense (Income). Interest expense for the three months ended April 30, 2005 decreased to $37,000 from $49,000 for the three months ended April 30, 2004. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

         Other Income. Other income for the three months ended April 30, 2005 increased to $50,000 from $32,000 for the three months ended April 30, 2004. The increase in other income is related to favorable currency translations during the first quarter of fiscal 2006.

         Income tax expense. The income tax expense recorded for the three months ended April 30, 2005 and 2004 represents taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

         Income (Loss) from Continuing Operations. Income from continuing operations for the three months ended April 30, 2005 was $0.1 million, an increase $1.1 million from a net loss of $1.0 million for the three months ended April 30, 2004. The increase in sales volume and the maintenance of operating costs directly contributed to income from continuing operations for the first quarter of fiscal 2006.

         Loss from Discontinued Operations. During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC. As a result, Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented. The loss from discontinued operations was $83,000 as of April 30, 2004. The loss on discontinued operations for April 30, 2004 is attributable to the Hometown Threads operation.

         Net Income (Loss). Net income for the three months ended April 30, 2005 was $0.1 million an increase of $1.2 million over the net loss of $1.1 million for the three months ended April 30, 2004. The increase in sales volume and the maintenance of operating costs directly contributed to the net income for the first quarter of fiscal 2006.

Liquidity and Capital Resources

Operating Activities and Cash Flows

         The Company's working capital was $13.4 million at April 30, 2005, increasing $0.1 million, or 0.8%, from $13.3 million at January 29, 2005.

     During the three months ended April 30, 2005, the Company's cash and cash equivalents decreased by $1.4 million to $5.0 million. Net cash of $1.366 million was used by the Company's operating activities primarily used to increase inventory and $0.035 million was used in financing activities, plus capital expenditures of $0.005 million.

         Inventory purchase commitments are covered by current purchases of foreign currency. The Company believes that no material foreign currency exchange risk exists relating to outstanding payables. As of April 30, 2005 the Company did not own any foreign currency futures contracts.

Future Commitments

The following table shows the Company's contractual obligations.

Payments due by period (in thousands)


                                                       Less than                                      More than 5
Contractual Obligations                  Total          1 year         1 - 3 years    4-5 years          years
------------------------------------- ------------    ------------     -----------    ----------     --------------

Capital lease obligations                 $ 1,935           $ 309            $ 982         $ 644                 $0

Operating lease obligations                 1,820             591              828           401                  0

Purchase commitments                          600            600
                                      ------------    ------------     -----------    ----------     --------------

Total                                     $ 4,355         $ 1,500          $ 1,810       $ 1,045                $ 0
                                      ============    ============     ===========    ==========     ==============


Revolving Credit Facility and Borrowings

         The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement, as amended, August 31, 2004 provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at April 30, 2005. The Company has placed $5.7 million in restricted cash to support standby letters of credit of approximately $4.5 million at April 30, 2005 and a $0.6 million standby letter of credit backing the lease on the Company's facilities in Hauppauge.

Critical Accounting Policies and Estimates

         There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2005.

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

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

  *3.1     Restated Certificate of Incorporation of the Registrant

 **3.2     Amended and Restated By-laws of the Registrant

***4.1     Specimen of Class A Common Stock Certificate

***4.2     Specimen of Class B Common Stock Certificate

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a).

    31.2 Certification of Chief Financial Officer to Section Rule 13a-14(a) or Rule 15d - 14(a).

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


                                    HIRSCH INTERNATIONAL CORP.
                                    Registrant

                                    By: /s/ Paul Gallagher
                                    ----------------------
                                    Paul Gallagher,
                                    CEO, President and Chief Operating Officer



                                    By: /s/ Beverly Eichel
                                    ----------------------
                                    Beverly Eichel,
                                    VP of Finance and Chief Financial Officer


Dated: June 08, 2005