Form 10-Q
period 2005-07-30
HIRSCH INTERNATIONAL CORP
filed 2005-09-09
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2005

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

              Indicate the number of shares outstanding of each of
                     the issuer's classes of common stock,
                            as of September 1, 2005.


             Class of Common Equity                  Number of Shares

             Class A Common Stock,                   7,912,010
               par value $.01

             Class B Common Stock,                   550,018
               par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I. Financial Information                                           Page


Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - July 30, 2005
and January 29, 2005                                                    3-4

Condensed Consolidated Statements of Operations for
the Three and Six Months Ended July 30, 2005 and July 31, 2004          5

Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended July 30, 2005 and July 31, 2004            6

Notes to Condensed Consolidated Financial Statements                    7-10

Item 2. Management's  Discussion and Analysis of
Financial Condition and Results of Operations                           11-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk      13-14

Item 4. Controls and Procedures                                         14


Part II. Other Information

Item 1. Legal Proceedings                                               14

Item 2. Unregistered sales of Equity securities and Use of Proceeds     14

Item 3. Defaults Upon Senior Securities                                 14

Item 4. Submission of Matters to a Vote of Security Holders             14

Item 5. Other Information                                               14

Item 6. Exhibits                                                        15

Signatures                                                              16

Certifications                                                          17-20

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             July 30, 2005     January 29, 2005
                                             -------------     ----------------
                                             (Unaudited)

ASSETS
CURRENT ASSETS:

Cash and cash equivalents                     $ 3,320               $ 6,398

Restricted cash (Note 6)                        4,900                 5,650

Accounts receivable, net of an allowance
 for possible losses of $572,000
 and 553,000 respectively                       4,802                 4,914

Inventories, net (Note 3)                       8,083                 5,776

Other current assets                              384                   393

Assets of discontinued operations (Note 5)        610                   831
                                               ------                ------
        Total current assets                   22,099                23,962
                                               ------                ------



PROPERTY, PLANT AND EQUIPMENT, net of
accumulated depreciation and amortization       1,737                 1,949

OTHER ASSETS (Note 9)                           1,521                   715
                                               ------                ------
        TOTAL ASSETS                          $25,357               $26,626
                                              =======               =======

See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)


                                             July 30, 2005     January 29, 2005
                                             -------------     ----------------
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued                    $6,914             $8,346
expenses(Notes 4)

Capitalized lease obligations
- short term                                       161                148

Deferred gain on sale of building
- short term                                       120                119

Customers deposits and other                       334                585

Liabilities of discontinued
operations (Note 5)                              1,440              1,495
                 -                              ------             ------

Total current liabilities                        8,969             10,693
                                                ------             ------

Capitalized lease obligations, less
current portion                                  1,185             1,270

Deferred gain on sale of building                  549               608
                                                ------            -------

Total liabilities                               10,703            12,571
                                                ------            -------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
authorized: 1,000,000 shares;
issued: none                                       -                 -

Class A common stock, $.01 par value;
authorized: 20,000,000 shares,
issued: 9,075,000 and 9,002,000
shares, respectively                               90                90

Class B common stock, $.01 par value;
authorized: 3,000,000 shares,
outstanding: 550,000 and 600,000
shares, respectively                                6                 6

Additional paid-in capital                     41,471            41,465

Accumulated Deficit                           (24,896)          (25,489)
                                              -------           -------
                                               16,671            16,072

Less: Treasury Class A Common
stock at cost, 1,164,000 shares                 2,017             2,017
                                              -------           -------

Total stockholders' equity                     14,654            14,055
                                              -------           -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $25,357           $26,626
                                              =======           =======


See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                       Three                   Six
                                                    Months Ended           Months Ended
                                               July 30,    July 31,     July 30,    July 31,
                                               --------    --------     --------    --------

                                                 2005        2004        2005         2004
                                                 ----        ----        ----         ----

NET SALES                                     $ 12,381    $ 10,617    $ 25,890    $ 20,004


COST OF SALES                                    8,381       7,050      17,679      13,356
                                              --------    --------    --------    --------

GROSS PROFIT                                     4,000       3,567       8,211       6,648

OPERATING EXPENSES
 Selling, General & Administrative expenses      3,845       4,135       7,809       8,210
 Severance Costs                                    --          --         147          --
                                              --------    --------    --------    --------
  Total operating expenses                       3,845       4,135       7,956       8,210
                                              --------    --------    --------    --------

OPERATING INCOME (LOSS)                            155        (568)        255      (1,562)

OTHER EXPENSE (INCOME)
 Interest Expense                                   41          38          78          76
 Other Income - net (Note 8)                      (396)        (69)       (446)        (90)

                                              --------    --------    --------    --------

  Total Other Income                              (355)        (31)       (368)        (14)
                                              --------    --------    --------    --------

INCOME(LOSS)FROM CONTINUTING
OPERATIONS BEFORE INCOME TAX
PROVISION AND DISCONTINUED OPERATIONS              510        (537)        623      (1,548)

INCOME TAX PROVISION                                19           3          30          16
                                              --------    --------    --------    --------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                         491        (540)        593      (1,564)

LOSS FROM DISCONTINUED
OPERATIONS (NOTE 5)                                  0         110           0         193
                                              --------    --------    --------    --------

NET INCOME (LOSS)                             $    491    $   (650)   $    593    $ (1,757)
                                              ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE:

  Basic
  Earnings (loss)from
   continuing operations                      $   0.06    ($  0.07)   $   0.07    ($  0.19)
  Loss from discontinued operations                  0    ($  0.01)          0    ($  0.02)
                                              --------    --------    --------    --------
NET INCOME (LOSS)PER SHARE                    $   0.06    ($  0.08)   $   0.07    ($  0.21)
                                              ========    ========    ========    ========

  Diluted
  Earnings (loss) from
   continuing operations                      $   0.05    ($  0.07)   $   0.06    ($  0.19)
  Loss from discontinued operations                  0    ($  0.01)          0    ($  0.02)
                                              --------    --------    --------    --------
NET INCOME (LOSS) PER SHARE                   $   0.05    ($  0.08)   $   0.06    ($  0.21)
                                              ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
SHARES IN THE CALCULATION
OF INCOME (LOSS) PER SHARE

  Basic                                          8,462       8,344       8,455       8,339
  Diluted                                        9,408       8,344       9,401       8,339
                                              ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                         Six Months Ended
                                                  July 30, 2005   July 31, 2004
                                                  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $   593    ($1,757)
  Depreciation and amortization                           334        390
  Recognized Gain on Sale of Building                     (59)       (60)
  Provision (credit) for reserves                         205       (100)

Changes in assets and liabilities:
  Accounts receivable                                     114      2,035
  Net investment in sales-type leases                      80        (21)
  Inventories                                          (2,462)       607
  Prepaid taxes                                             0         (8)
  Other assets                                           (250)      (209)
  Trade acceptances payable                                 0     (1,324)
  Accounts payable and accrued expenses                (1,771)       294
                                                      -------    -------
        Net cash used in operating activities          (3,216)      (153)
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (34)      (116)
  Investment in Sheridan Square Entertainment, Inc.      (500)      (116)
                                                      -------    -------
        Net cash used in investing activities            (534)         0
                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                            (84)       (71)
  Restricted Cash                                         750     (2,650)
  Exercise of stock options                                 6          4
  Payment of dividends                                      0        (78)
                                                      -------    -------
 Net cash provided by (used in)financing activities       672     (2,795)
                                                      -------    -------
  Decrease in cash and cash equivalents                (3,078)    (3,064)
  Cash and cash equivalents, beginning of period        6,398      8,963
                                                      -------    -------
  Cash and cash equivalents, end of period            $ 3,320    $ 5,899
                                                      =======    =======

  Supplemental disclosure of cash flow information:
  Interest paid                                       $    87    $    96
  Income taxes paid                                   $    32    $    23
                                                      =======    =======

See notes to condensed consolidated financial statements

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JULY 30, 2005 AND JULY 31, 2004


1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three and six month periods ended July 30, 2005 and July 31, 2004 include the accounts of Hirsch International Corp.("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Hometown Threads, LLC ("Hometown") through October 22, 2004, and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended July 30, 2005 and July 31, 2004, the financial position at July 30, 2005 and cash flows for the six month periods ended July 30, 2005 and July 31, 2004, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 as filed with the Securities and Exchange Commission.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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


                                        For the three months ended                For the six months ended
                                        --------------------------------------    -----------------------------------
                                        July 30, 2005      July 31, 2004          July 30, 2005     July 31, 2004
                                                         (in thousands, except for per share amounts)
                                        -----------------------------------------------------------------------------

Net income (loss), as reported          $   491            ($  650)               $   593           ($  1,757)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method

                                             24                  9                     48                  17
                                        -------            -------                -------           ---------

Pro-forma net income (loss)             $   467            ($  659)               $   545           ($  1,774)
                                        =======            =======                =======           =========

Income (loss) per share:

Basic - as reported                       $0.06           ($ 0.08)                  $0.07              ($0.21)
Basic - pro forma                         $0.06           ($ 0.08)                  $0.06              ($0.21)

Diluted - as reported                     $0.05           ($ 0.08)                  $0.06              ($0.21)
Diluted - pro-forma                       $0.05           ($ 0.08)                  $0.06              ($0.21)


There were 34,400 stock options granted during the second quarter ended July 30, 2005.

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2006: dividend yield of 0.0%, volatility of 74%, risk-free interest rate of 4.13% for grants on 4/1/2005, dividend yield of 0.0%, volatility of 70.7%, risk free interest rate of 3.84% for grants on 6/10/05, Fiscal 2005: dividend yield of 0.0%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.4% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004; and an expected life of 5 years.

3. Inventories

                                      July 30, 2005           January 29, 2005
                                      -------------           ----------------

        New Machines                         $5,597                    $3,824
        Used Machines                           277                       566
        Parts                                 3,977                     2,979
                                              9,851                     7,369
                                              -----                     -----
       Less: Reserve for slow
         moving inventory                    (1,768)                    (1,593)
                                              -----                     -----

        Inventories, net                     $8,083                    $5,776
                                             ======                    ======

4. Warranty Reserve

     The warranty reserve included in Accounts Payable and Accrued Expenses was $593,000 for the second quarter ended July 30, 2005. Additional warranty expense of $50,000 was recorded during the six months ended July 30, 2005.

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

Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):

                                           July 30,              January 29,
                                             2005                    2005
                                        -------------          ----------------

         Assets:
  Accounts receivable................        $  0                   $ 92
  MLPR and residuals.................         552                    583
  Prepaid taxes and other assets.....           9                      8
                                            -----                  -----
  Total Assets.......................       $ 561                  $ 683

  Liabilities:
  Accounts payable and accrued expenses     $ 966                 $1,009
  Income taxes payable................         87                     87
                                            -----                  -----
  Total Liabilities...................     $1,053                 $1,096
                                           ======                 ======



Summary operating results of the discontinued operations of HAPL Leasing (in thousands) are as follows:

                         For the three months ended    For the six months ended
                          July 30,        July 31,       July 30,       July 31,
                           2005            2004           2005           2004
                           ----            ----           ----           ----

Revenue                       4              15              8             82
Gross profit                  4              15              8             60
Income from
 discontinued Operations      0               0              0              0

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

Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                          July 30, 2005       January 29, 2005
                                          -------------       ----------------
Assets:
Accounts receivable................            $ 49               $148
                                              -----              -----
Total Assets.......................            $ 49               $148
                                              =====              =====

Liabilities:
Accounts payable and accrued expenses         $ 387               $399
                                              -----               ----
Total Liabilities...................          $ 387              $ 399
                                              =====              =====

Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                  For the                      For the
                              three months ended          six months ended
                              July 30,     July 31,      July 30,     July 31,
                               2005         2004          2005         2004
                               ----         ----          ----         ----
Revenue                        $ -          $724          $ -         $1,331
Gross profit                     -           505            -            854
Loss from discontinued
 Operations.                   $ -         $(110)         $ -          $(193)


6. Contingencies

     As of July 30, 2005, the Company had $4.9 million in restricted cash which is used to collateralize outstanding standby letters of credit opened against the credit line at Congress Financial.

7. Earnings per Share

     A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and six months ended July 30, 2005 follows:

                                             Three Months         Six Months
                                             ------------         ----------
        Basic                                 8,462,249           8,455,355

        Effect of assumed conversion
        of employee stock options               946,069             946,069
                                              ---------           ---------

        Diluted                               9,408,318           9,401,424
                                              =========           =========

     Options to purchase approximately 95,000 shares of common stock at prices ranging from $1.12 to $2.72 that were outstanding during the six and three months ended July 30, 2005 were excluded from the computation of diluted earnings per share because the options' exercise prices exceeded the average fair market value of the Company's common stock.

8. Currency Translation

     The Company records the purchase of embroidery machinery and related liabilities in yen. The Company marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations under other income. In addition, any variance between the value of the yen on the date of receipt and the value of the yen on date of payment is recorded as a realized currency gain and is also included in our statement of operations under other income. Foreign currency gains for the six months ended July 30, 2005 were $387,000 and for the six months ended July 31, 2004 were $30,000.

9. Investment in Sheridan Square Entertainment, Inc.

     On July 20, 2005, we entered into a definitive merger agreement with Sheridan Square Entertainment, Inc., a privately held producer and distributor of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. The transaction has been approved by the board of directors of both companies and by the shareholders of Sheridan Square. The transaction is subject to customary conditions of closing and a vote of the shareholders of Hirsch and is expected to be completed in the third quarter of this year.

     Under the terms of the agreement, the holders of Sheridan's capital stock will receive approximately 15 million shares of Hirsch stock in exchange for their shares of Sheridan common stock or common stock equivalents. Upon the closing of the merger, the present shareholders and holders of vested, "in the money" options and warrants of Hirsch will own approximately 38% of the combined entity with the current shareholders and holders of vested, "in the money" options and warrants of Sheridan Square owning the remaining 62%. Concurrent with the execution of the Merger Agreement, Hirsch and Sheridan also entered into a transaction in which Hirsch may purchase Series B Convertible Preferred Stock of Sheridan for an aggregate purchase price of up to $1,000,000.

     After the closing of the merger, the key officers of the merged companies will be Sheridan's Co-CEO, Joe Bianco, as CEO; Hirsch's President and CEO, Paul Gallagher, as President and COO; and Hirsch's Beverly Eichel will remain Executive VP and CFO. Henry Arnberg will continue as Chairman of the Board and Sheridan's Co-CEO Anil Narang will become Vice-Chairman. Post merger, Hirsch and Sheridan will operate as independent divisions maintaining their existing individual executive and management structures.

     The combined Company's board will increase to nine directors and will include Sheridan's current Chairman, Rob Michalik, Henry Arnberg, Joe Bianco and Paul Gallagher. Five independent directors will be mutually agreed upon. As of the date of this Report on Form 10-Q, the merger is pending.

     On July 21, 2005, the Company purchased 20 shares of the Series B Preferred Stock of Sheridan Square Entertainment, Inc. for $500,000. The Series B Preferred Stock is senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrue at the rate of 8% per annum of the sum of the stated value of each share ($25,000) commencing January 1, 2006, provided that in the event a "Disposition Transaction" (as defined in the Certificate of Designations of the Series B Preferred Stock) has not occurred by April 1, 2006, the dividend rate shall increase to 14% per annum and provided further that if a Disposition Transaction does not occur by July 1, 2006, the dividend rate shall increase to 18% per annum. Upon consummation of the merger, the Series B Preferred Stock will be cancelled and of no further force and effect. The investment in the Series B Preferred stock is included in other assets as of July 30, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Condensed Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 29, 2005 of the applicable calendar year.

     Results of Operations for the three and six months ended July 30, 2005 as compared to the three and six months ended July 31, 2004.

     Net sales. Net sales for the three months ended July 30, 2005 were $12.4 million, an increase of $1.8 million, or 17.0%, compared to $10.6 million for the three months ended July 31, 2004, and $25.9 million for the six months ended July 30, 2005, an increase of $5.9 million or 29.5%, compared to $20.0 million for the six months ended July 31, 2004. The increase in sales for the three and six months ended July 30, 2005 is attributable to increased sales of small (2 through 8 head) and mutli-head (12 and larger) machines versus sales of single-head machines. The market for small and multi-head machines has demonstrated some growth during the first six months of fiscal 2006.

     Cost of sales. For the three months ended July 30, 2005, cost of sales increased $1.3 million, or 18.3%, to $8.4 million from $7.1 million for the three months ended July 31, 2004, and for the six months ended July 30, 2005 increased $4.3 million, or 32.1%, to $17.7 million from $13.4 million for the six months ended July 31, 2004. The Company's gross margin decreased to 31.7% for the six months ended July 30, 2005 as compared to 33.2% for the six months ended July 31, 2004 and decreased to 32.3% for the three months ended July 30, 2005 compared to 33.6% for the three months ended July 31, 2004. Gross margin as a percentage of sales decreased during the three and six months ended July 30, 2005 primarily as the result of continued pricing pressures in what remains an extremely competitive market and changes in product mix to lower margin multi-head machines. The recent adverse fluctuation in the yen, which is the currency the Company's embroidery machines are priced in, has affected and is likely to continue to affect and exert pressure on the Company's machine sales pricing competitiveness.

     Operating Expenses. For the three months ended July 30, 2005, operating expenses decreased by $0.3 million to $3.8 million, from $4.1 million for the three months ended July 31, 2004 and for the six months ended July 30, 2005, decreased by $0.2 million to $8.0 million from $8.2 million for the six months ended July 31, 2004. The decrease in SG & A expenses for the three and six months ended July 30, 2005 is directly related to the Company's continuing efforts to control operating costs. Included in operating expenses for the six months ended July 31, 2005 was $147,000 in severance costs associated with the Company's continuing reorganization. Operating expense for the three months ended July 31, 2004 included a reversal of the provision for doubtful accounts of $100,000.

     Interest Expense (Income). For the three months ended July 30, 2005, interest expense was $41,000 as compared to interest expense of $38,000 for the three months ended July 31, 2004. For the six months ended July 30, 2005 interest expense was $78,000 as compared to interest expense of $76,000 for the six months ended July 31, 2004. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

     Other Income - net. For the three months ended July 30, 2005, other income increased $465,000, to $396,000 from $69,000 in other income for the three months ended July 31, 2004. For the six months ended July 30, 2005 other income was $446,000 as compared to other income of $90,000 for the six months ended July 31, 2004. The majority of the increase in other income is related to favorable currency translations during the first six months of fiscal 2006.

     Income tax provision. The income tax expense recorded for the three and six months ended July 30, 2005 and July 31, 2004 represents taxes due on year-end income for various state and local income taxes, for which the net operating loss carry-forwards from prior years do not apply.

     Income (Loss) from Continuing Operations. Income from Continuing Operations for the three months ended July 30, 2005 was $0.5 million, an increase of $1.0 million from a $0.5 million loss for the three months ended July 31, 2004. For the six months ended July 30, 2005 income from Continuing Operations was $0.6 million, an increase of $2.2 million from a $1.6 million loss for the six months ended July 31, 2004. The increase in sales volume and the maintenance of operating costs directly contributed to the net income for the first six months of fiscal 2006.

     Loss from Discontinued Operations. During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC. As a result, Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented. There was no activity for the discontinued operations of Hometown Threads for the three and six months ended July 30, 2005. The loss from the discontinued operations of Hometown Threads for the three months ended July 31, 2004 was $110,000 and was $193,000 for the six months ended of July 31, 2004.

     Net Income (Loss). Net income for the three months ended July 30, 2005 was $0.5 million, an increase of $1.2 million from a net loss of $0.7 million for the three months ended July 31, 2004. Net income for the six months ended July 30, 2005 was $0.6 million, an increase of $2.4 million from the net loss of $1.8 million for the six months ended July 31, 2004.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $13.1 million at July 30, 2005, decreasing $0.2 million, or 0.2%, from $13.3 million at January 29, 2005.

     During the six months ended July 30, 2005, the Company's cash and cash equivalents decreased by $3.1 million to $3.3 million. Net cash of $3.2 million was used by the Company's operating activities primarily used to increase inventory, $0.7 million was provided by financing activities primarily related to the reduction of restricted cash during the six months and cash of $0.5 million was used for investing activities primarily related to the investment in Sheridan's Series B Preferred stock.

     The Company's strategy is to mitigate its exposure to foreign currency by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of July 30, 2005 the Company did not own any foreign currency futures contracts.

Future Commitments

The following table shows the Company's contractual obligations.

Payments due by period (in thousands)

     Contractual Obligations         Total      Less than     1 - 3      4-5     More than
                                                1 year        years      years   5 years
   ---------------------------      -------     ---------    ------      -----   ---------

Capital lease obligations

        Principal                    $1,347      $161        $ 679       $507       $0

        Interest                        512       150          311         51        0

Operating Lease obligations           1,915       580          567        417      351

Purchase Commitments                  3,900     1,200        2,400        300       0
                                     ------    ------       ------       ----      ---

Total                               $ 7,674   $ 2,091      $ 3,957     $1,275    $ 351
                                    =======   =======      =======     ======    =====


Revolving Credit Facility and Borrowings

     The Company has a Loan and Security Agreement (the "Congress Agreement") with Congress Financial Corporation ("Congress") for three years expiring on November 26, 2005. The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at July 30, 2005.
The Company has placed $4.9 million in restricted cash to support standby letters of credit of approximately 3.8 million at July 30, 2005 and a $0.6 million standby letter of credit backing the lease on the Company's facilities in Hauppauge.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2005.

Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, together with its revolving credit facility, will be sufficient to meet its working capital and capital expenditure requirements in the near future. The Company has not completed its evaluation on the effect the merger will have on the Company's future capital requirements at this time.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On July 20, 2005, we entered into a definitive merger agreement with Sheridan Square Entertainment, Inc., a privately held producer and distributor of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. The transaction has been approved by the board of directors of both companies and by the shareholders of Sheridan Square. The transaction is subject to customary conditions of closing and a vote of the shareholders of Hirsch and is expected to be completed in the third quarter of this year.

     Under the terms of the agreement, the holders of Sheridan's capital stock will receive approximately 15 million shares of Hirsch stock in exchange for their shares of Sheridan common stock or common stock equivalents. Upon the closing of the merger, the present shareholders and holders of vested, "in the money" options and warrants of Hirsch will own approximately 38% of the combined entity with the current shareholders and holders of vested, "in the money" options and warrants of Sheridan Square owning the remaining 62%. Concurrent with the execution of the Merger Agreement, Hirsch and Sheridan also entered into a transaction in which Hirsch may purchase Series B Convertible Preferred Stock of Sheridan for an aggregate purchase price of up to $1,000,000.

     After the closing of the merger, the key officers of the merged companies will be Sheridan's Co-CEO, Joe Bianco, as CEO; Hirsch's President and CEO, Paul Gallagher, as President and COO; and Hirsch's Beverly Eichel will remain Executive VP and CFO. Henry Arnberg will continue as Chairman of the Board and Sheridan's Co-CEO Anil Narang will become Vice-Chairman. Post merger, Hirsch and Sheridan will operate as independent divisions maintaining their existing individual executive and management structures.

     The combined Company's board will increase to nine directors and will include Sheridan's current Chairman, Rob Michalik, Henry Arnberg, Joe Bianco and Paul Gallagher. Five independent directors will be mutually agreed upon. As of the date of this Report on Form 10-Q, the merger is pending.


Item 6. Exhibits

(a) Exhibits

*3.1 Restated Certificate of Incorporation of the Registrant

**3.2 Amended and Restated By-laws of the Registrant

***4.1 Specimen of Class A Common Stock Certificate

***4.2 Specimen of Class B Common Stock Certificate

31.1 Certification of Paul Gallagher pursuant to Rule 13a-14(a) or Rule 15d - 14(a).

31.2 Certification of Beverly Eichel pursuant to Section Rule 13a-14(a) or Rule 15d - 14(a).

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

------------------------------------------------------------------------------
*Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.
**Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October 31, 1997.
***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618
-------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HIRSCH INTERNATIONAL CORP.
                                 Registrant



                                 By: /s/Paul Gallagher
                                     -------------------------------------
                                     Paul Gallagher, CEO, President
                                     and Chief Operating Officer


                                 By: /s/Beverly Eichel
                                     ------------------------------------
                                     Beverly Eichel, Vice President of Finance
                                     and Chief Financial Officer

Dated: September 9, 2005

                                  EXHIBIT 31.1

            Certification Pursuant to Rule 13A-12(a) or 15D-14(a) of
                 the Securities Exchange Act of 1934, As Adopted
                 Pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002


I, Paul Gallagher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp. for the three months ended July 30, 2005;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 9, 2005

                                                /s/Paul Gallagher
                                                ------------------------------
                                                Paul Gallagher, CEO, President
                                                and Chief Operating Officer

                                  EXHIBIT 31.2

            Certification Pursuant to Rule 13A-12(a) or 15D-14(a) of
                 the Securities Exchange Act of 1934, As Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley
                                   Act of 2002


I, Beverly Eichel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp. for the three months ended July 30, 2005;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 9, 2005
                                      /s/Beverly Eichel
                                      -----------------------------------------
                                      Beverly Eichel, Vice President of Finance,
                                      Chief Financial Officer and Secretary

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Hirsch International Corp. (the "Company") on Form 10-Q for the quarter ended July 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Gallagher, CEO, President and Chief Operating Officer, hereby certify, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/Paul Gallagher
----------------------------
Paul Gallagher
CEO, President and
Chief Operating Officer


September 9, 2005


This certification is made solely for the purposes of 18 U.S.C Section 1350 and is subject to the knowledge standard contained therein, and not for any other purpose.

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Hirsch International Corp. (the "Company") on Form 10-Q for the quarter ended July 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Beverly Eichel, Vice President - Finance, Chief Financial Officer and Secretary hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/Beverly Eichel
------------------------------
Beverly Eichel
Vice President - Finance,
Chief Financial Officer and Secretary


September 9, 2005

This certification is made solely for the purposes of 18 U.S.C Section 1350 and is subject to the knowledge standard contained therein, and not for any other purpose.