Form 10-Q
period 2005-10-20
HIRSCH INTERNATIONAL CORP
filed 2005-12-13
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2005

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 5, 2005.


      Class of Common Equity                  Number of Shares

      Class A Common Stock,                   7,915,695
           par value $.01

      Class B Common Stock,                   550,018
           par value $.01


                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



Part I. Financial Information                                            Page
                                                                         ----


     Item 1. Condensed Consolidated Financial Statements

             Condensed  Consolidated Balance Sheets
             October 29, 2005 and January 29, 2005                        3-4

             Condensed Consolidated  Statements of
             Operations for the Three and Nine Months
             Ended October 29, 2005 and October 30, 2004                    5

             Condensed  Consolidated Statements of Cash Flows
             for the Nine Months Ended October 29, 2005 and
             October 30, 2004                                               6

             Notes to Condensed Consolidated Financial Statements        7-11

     Item 2. Management's  Discussion and Analysis of Financial
             Condition and Results of Operations                        11-14

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                   14

     Item 4. Controls and Procedures                                       15


Part II.  Other Information

     Item 1. Legal Proceedings                                            16

     Item 2. Unregistered Sales of Equity Securities and
             Use of Proceeds                                              16

     Item 3. Defaults upon Senior Securities                              16

     Item 4. Submission of Matters to a Vote of Security Holders          16

     Item 5. Other Information                                            16

     Item 6. Exhibits                                                     17

             Signatures                                                   18

             Certifications                                            19-22

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements



                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                              October 29, 2005        January 29, 2005
                                           ----------------------   ----------------------
                                                (Unaudited)
     ASSETS
     CURRENT ASSETS:

     Cash and cash equivalents                    $ 9,534                   $ 6,398
     Restricted cash (Note 6)                         510                     5,650
     Accounts receivable, net                       4,478                     4,914
     Inventories, net (Note 3)                      4,318                     5,776
     Other current assets                             304                       393
     Assets of discontinued
     operations (Note 5)                              434                       831
                                           ----------------------   ----------------------
     Total current assets                          19,578                    23,962
                                           ----------------------   ----------------------

     PROPERTY, PLANT AND EQUIPMENT,
     net of accumulated
     depreciation and amortization                  1,616                     1,949

     OTHER ASSETS (Note 9)                          2,124                       715
                                           ----------------------   ----------------------

     TOTAL ASSETS                                 $23,318                   $26,626
                                           ======================   ======================


See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              October 29, 2005         January 29, 2005
                                                            ---------------------    ---------------------
                                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses
(Note 4)                                                            $ 4,872                  $ 8,346
Capitalized lease obligation - short term                               169                      148
Deferred gain on sale of building - short term                          119                      119
Customers deposits and other                                            349                      585
Liabilities of discontinued operations (Note 5)                       1,259                    1,495
                                                            ---------------------    ---------------------
Total current liabilities                                             6,768                   10,693
                                                            ---------------------    ---------------------

Capitalized lease obligations, less current portion                   1,141                    1,270
Deferred gain on sale of building                                       519                      608
                                                            ---------------------    ---------------------
Total liabilities                                                     8,428                   12,571
                                                            ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES     (Notes 4, 6)

STOCKHOLDERS' EQUITY (Note 7)

Preferred stock, $.01 par value; authorized:
1,000,000 shares; issued: none                                            -                        -

Class A common stock, $.01 par value; authorized:
20,000,000 shares, issued: 9,079,000 and 9,002,000
shares, respectively                                                     90                       90

Class B common stock, $.01 par value; authorized:
3,000,000 shares, outstanding: 550,000 and 600,000
shares, respectively                                                      6                        6

Additional paid-in capital                                           41,472                   41,465
Accumulated deficit                                                (24,661)                  (25,489)
                                                            ---------------------    ---------------------
                                                                     16,907                   16,072
Less: Treasury Class A Common stock at cost,                          2,017                    2,017
1,164,000 shares                                            ---------------------    ---------------------
Total stockholders' equity                                           14,890                   14,055
                                                            ---------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $23,318                  $26,626
                                                            =====================    =====================

See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                            Three Months Ended                   Nine Months Ended
                                                      October 29,      October 30,         October 29,     October 30,
                                                    --------------- ---------------    ---------------- ---------------
                                                        2005              2004              2005               2004

 NET SALES                                             $ 12,626          $ 11,867           $38,515           $31,871

 COST OF SALES                                            8,537             7,986            26,215            21,342
                                                    --------------    --------------    --------------     -------------

 GROSS PROFIT                                             4,089             3,881            12,300            10,529

 OPERATING EXPENSES                                       3,965             3,802            11,774            12,013
   Selling, General & Administrative Expenses
   Severance Costs                                           -                 -               147                 -
                                                    --------------    --------------    --------------     -------------
 Total Operating Expenses                                 3,965             3,802            11,921            12,013
                                                    --------------    --------------    --------------     -------------

 OPERATING INCOME (LOSS)                                    124                79                379           (1,484)

 OTHER EXPENSE (INCOME)
   Interest Expense (Income)                                27                36               105               112
   Other Expense (Income)                                (146)               100             (592)                10
                                                    --------------    --------------    --------------     -------------
 Total Other Expense (Income)                             (119)               136             (487)               122
                                                    --------------    --------------    --------------     -------------

 INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX PROVISION AND DISCONTINUED OPERATIONS           243              (57)               866           (1,606)

 INCOME TAX PROVISION                                         8                 4                37                20
                                                    --------------    --------------    --------------     -------------

 INCOME/(LOSS) FROM CONTINUING OPERATIONS                    235              (61)               829           (1,626)

 GAIN ON SALE OF HOMETOWN THREADS (NOTE 5)                    -               943                 -               943

 LOSS FROM DISCONTINUED OPERATIONS  (NOTE 5)                  -              (374)                -             (567)
                                                    --------------    --------------    --------------     -------------

 NET INCOME (LOSS)                                         $235              $508               $829         $ (1,250)
                                                    ==============    ==============    ==============     =============

 EARNINGS (LOSS) PER SHARE:

 BASIC
 Income (Loss) from continuing operations                 $0.03            ($0.01)             $0.10          ($0.20)
 Gain on sale of Hometown Threads                             -             $0.11                 -             $0.11
 Loss from discontinued operations                            -            ($0.04)                -           ($0.06)
                                                    --------------    --------------    --------------     -------------

 NET INCOME (LOSS) PER SHARE                              $0.03             $0.06              $0.10          ($0.15)
                                                    ==============    ==============    ==============     =============

 DILUTED
 Income (Loss) from continuing operations                $0.02             ($0.01)             $0.09          ($0.20)
 Gain on sale of Hometown Threads                             -             $0.11                 -             $0.11
 Loss from discontinued operations                            -            ($0.04)                -           ($0.06)
                                                    --------------    --------------    --------------     -------------

 NET INCOME (LOSS) PER SHARE                              $0.02             $0.06              $0.09          ($0.15)
                                                    ==============    ==============    ==============     =============

 Weighted Average Number of Shares In the
 Calculation of Income (Loss) per Share
 Basic                                                    8,464             8,349             8,458             8,342
 Diluted                                                  9,510             8,349             9,505             8,342
   See notes to condensed consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                    October 29,            October 30,
                                                             ---------------------    -------------------
                                                                       2005                      2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ 829                 $ (1,250)
  Depreciation and amortization                                         514                       583
  Recognized Gain on Sale of Building                                  (89)                      (89)
  Provision (credit) for reserves                                       390                     (100)
  Gain on Sale of Subsidiary                                              -                     (943)

Changes in assets and liabilities:
  Accounts receivable                                                   436                     1,497
  Net investment in sales-type leases                                    61                      (60)
  Inventories                                                         1,169                     1,941
  Prepaid taxes                                                           -                       (8)
  Other assets                                                        (361)                     (337)
  Trade acceptances payable                                               -                   (1,324)
  Accounts payable and accrued expenses                             (3,790)                   (1,586)
                                                             ------------------    ---------------------

      Net cash used in operating activities                           (841)                   (1,676)
                                                             ------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (40)                   (121)
  Investment in Sheridan Square Entertainment, Inc.                   (1,000)                       -
  Proceeds from sale of subsidiary, net of expenses                         -                   1,139
                                                             -------------------    ---------------------
       Net cash (used in) provided by investing activities            (1,040)                   1,018
                                                             -------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long term debt                                          (129)                   (109)
  Exercise of Stock Options                                                 6                       7
  Restricted Cash                                                       5,140                 (2,650)
  Payment of Dividends                                                      -                    (78)
                                                             -------------------    ---------------------
       Net cash provided by (used in) financing activities              5,017                 (2,830)
                                                             -----------------    ---------------------

Increase (Decrease) in cash and cash equivalents                        3,136                 (3,488)
Cash and cash equivalents, beginning of period                          6,398                   8,963
                                                             -------------------    ---------------------
Cash and cash equivalents, end of period                               $9,534                  $5,475
                                                             ===================    =====================

Supplemental disclosure of cash flow information:
  Interest paid                                                          $105                    $112
                                                             ===================    =====================
  Income taxes paid                                                       $ 8                     $27
                                                             ===================    =====================

  See notes to condensed consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
        Three and Nine Months Ended October 29, 2005 and October 30, 2004



1. Organization and Basis of Presentation

     The accompanying Condensed Consolidated financial statements as of and for the three and nine month periods ended October 29, 2005 and October 30, 2004 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL"), Hometown Threads, LLC through October 22, 2004 ("Hometown"), and Hirsch Business Concepts, LLC ("HBC") (collectively, the "Company").

     In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and nine month periods ended October 29, 2005 and October 30, 2004, the financial position at October 29, 2005 and cash flows for the nine month periods ended October 29, 2005 and October 30, 2004, respectively. Such adjustments consisted only of normal recurring items. The Condensed Consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 as filed with the Securities and Exchange Commission.

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


                                                       For the three months ended           For the nine months ended
                                                      October 29,      October 30,         October 29,      October 30,
                                                          2005            2004                 2005            2004
                                                          ----            ----                 ----            ----
                                                                 (in thousands, except for per share amounts)

      Net Income (loss), as reported                         $235               $508              $829           ($1,250)

      Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method                                       24                 12                72                 29
                                                     -------------    ---------------    --------------     --------------


      Pro-forma net income (loss)                            $211               $496              $757           ($1,279)
                                                     =============    ===============    ==============     ==============

      Earnings (loss) per share:

      Basic - as reported                                   $0.03              $0.06             $0.10            ($0.15)
      Basic - pro-forma                                     $0.02              $0.06             $0.09            ($0.15)

      Diluted - as reported                                 $0.02              $0.06             $0.09            ($0.15)
      Diluted - pro-forma                                   $0.02              $0.06             $0.08            ($0.15)

     There were no stock options granted during the third quarter ended October 29, 2005.

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2006: dividend yield of 0.0%, volatility of 74%, risk-free interest rate of 3.72% for grants on 4/1/2005, dividend yield of 0.0%, volatility of 70.7%, risk free interest rate of 3.84% for grants on 6/10/05, Fiscal 2005: dividend yield of 0.0%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.4% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004; and an expected life of 5 years.

3. Inventories

                                                 October 29, 2005      January 29, 2005
                                                 ----------------      ----------------

     New Machines                                     $2,272               $3,824
     Used Machines                                       317                  566
     Parts                                             3,628                2,979
                                                 ----------------      ----------------
     Gross Inventory                                   6,217                7,369
     Less Reserve for slow moving inventory           (1,899)             (1,593)
                                                 ----------------      ----------------


     Inventories, net                                 $4,318               $5,776
                                                 ================      ================


4. Warranty Reserve

     The warranty reserve included in Accounts Payable and Accrued Expenses was $593,000 for the third quarter ended October 29, 2005. Additional warranty expense of $50,000 was recorded during the nine months ended October 29, 2005.


5. Discontinued Operations

     In the fourth quarter of Fiscal 2002, the Company determined that its HAPL subsidiary was not strategic to the Company's ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with SFAS 144. The consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these discontinued operations for all periods presented. Management intends to wind down or sell the assets by February 2006.

     Assets and Liabilities of discontinued operations from HAPL are as follows (in thousands):


                                       October 29, 2005     January 29, 2005
                                       ----------------     ----------------
Assets:
  Accounts Receivable                         $0                   $ 92
  MLPR and residuals                         424                    583
  Prepaid Taxes and other assets              10                      8
                                       ----------------     ----------------
Total Assets                                $434                   $683
                                       ================     ================

Liabilities:
  Accounts Payable & Accruals               $822                 $1,009
  Income Taxes Payable                        87                     87
                                       ----------------     ----------------
Total Liabilities                           $909                 $1,096
                                       ================     ================

     Summary operating results of the discontinued operations of HAPL (in thousands):

                                       For the three months ended       For the nine months ended
                                      October 29,       October 30,        October 29,     October 30,
                                         2005              2004                2005            2004
                                         ----              ----                ----            ----
Revenue                                     9                15                  17              97
Gross profit                                9                15                  17              75
Income from discontinued Operations.        0                 0                   0               0


     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA").

     The Buyer has withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies are resolved.

     Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                           October 29,     January 29,
                                              2005               2005
                                         --------------   ---------------
Assets:
Accounts receivable                            $0                $148
                                         --------------   ---------------
Total Assets                                   $0                $148
                                         ==============   ===============

Liabilities:
Accounts payable and accrued expenses        $350                $399
                                         --------------   ---------------
Total Liabilities                            $350                $399
                                         ==============   ===============


     Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:

                                              For the three months ended           For the nine months ended
                                             October 29,       October 30,        October 29,     October 30,
                                                2005              2004               2005            2004
                                            ----------------- --------------    -------------- ----------------
Revenue                                            -              $321                  -           $1,425
Gross profit                                       -                18                  -              646
Gain on Sale                                       -               943                  -              943
Income (Loss)from Discontinued Operations          -            ($374)                  -           $(567)


6. Contingencies

     As of October 29, 2005, the Company had $0.5 million in restricted cash which is used to collateralize a $0.5 million standby letter of credit backing the lease on the Company's facility in Hauppauge.


7. Earnings Per Share

     A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and nine months ended October 29, 2005 follows:


                                               Three Months      Nine Months
                                               ------------      -----------

     Basic                                       8,463,581       8,458,055
     Effect of  assumed  conversion  of
     employee stock options                      1,046,734       1,046,734
                                               ------------      -----------

     Diluted                                     9,510,315       9,504,789
                                               ============     ============


8. Currency Translation

     The Company records the purchase of embroidery machinery and related liabilities in yen. The Company marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations under other income. In addition, any variance between the value of the yen on the date of receipt and the value of the yen on date of payment is recorded as a realized currency gain and is also included in our statement of operations under other income. Foreign currency gains for the nine months ended October 29, 2005 were $492,000 and for the three months ended October 29, 2005 were $105,000. For the nine months ended October 30, 2004, foreign currency losses amounted to $118,000 and for the three months ended October 30, 2004 foreign currency losses were $149,000.

9. Investment in Sheridan Square Entertainment, Inc.

     On July 20, 2005, we entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. ("Sheridan Square"), a privately held producer and distributor of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. The transaction has been approved by the board of directors of both companies and by the shareholders of Sheridan Square. The transaction is subject to customary conditions of closing and a vote of the stockholders of Hirsch and is expected to be completed in the early part of fiscal 2007.

     Under the terms of the agreement, the holders of Sheridan's capital stock will receive approximately 15 million shares of Hirsch stock in exchange for their shares of Sheridan common stock or common stock equivalents. Upon the closing of the merger, the present stockholders and holders of vested, "in the money" options and warrants of Hirsch will beneficially own approximately 38% of the combined entity with the current shareholders with the holders of vested, "in the money" options and warrants of Sheridan Square beneficially owning the remaining 62%. Concurrent with the execution of the Merger Agreement, Hirsch and Sheridan also entered into a transaction in which Hirsch purchased Series B Convertible Preferred Stock of Sheridan for an aggregate purchase price of $1,000,000.

     After the closing of the merger, the key officers of the merged companies will be Sheridan's Co-CEO, Joe Bianco, as our CEO; Hirsch's President and CEO, Paul Gallagher, will become our President and COO; and Beverly Eichel will remain our Executive VP and CFO. Henry Arnberg will continue as Chairman of the Board and Sheridan's Co-CEO Anil Narang will become our Vice-Chairman. Post-merger, Hirsch's embroidery business and Sheridan's recorded music business will operate as independent divisions maintaining their existing individual executive and management structures.

     Post-merger, our board will increase to nine directors and will include Sheridan's current Chairman, Robert Michalik, Henry Arnberg, Joe Bianco and Paul Gallagher. Five independent directors will be mutually agreed upon. As of the date of this Report on Form 10-Q, the merger is pending.

     On July 21, 2005, the Company purchased 20 shares of the Series B Preferred Stock of Sheridan Square for $500,000. On September 19, 2005, the Company purchased an additional 20 shares of the Series B Preferred Stock for $500,000. The Series B Preferred Stock is senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrue at the rate of 8% per annum of the sum of the stated value of each share ($25,000) commencing January 1, 2006, provided that in the event a "Disposition Transaction" (as defined in the Certificate of Designations of the Series B Preferred Stock) has not occurred by April 1, 2006, the dividend rate shall increase to 14% per annum and provided further that if a Disposition Transaction does not occur by July 1, 2006, the dividend rate shall increase to 18% per annum. Upon consummation of the merger, the Series B Preferred Stock will be cancelled and of no further force and effect. The investment in the Series B Preferred stock is included in other assets as of October 29, 2005.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company's Condensed Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending January 28 of the applicable calendar year.

     Results of Operations for the three and nine months ended October 29, 2005 as compared to the three and nine months ended October 30, 2004.

     Net sales. Net sales for the three months ended October 29, 2005 and the three months ended October 30, 2004 were $12.6 million and $11.9 million, respectively, and $38.5 million for the nine months ended October 29, 2005, an increase of $6.6 million or 20.7%, compared to $31.9 million for the nine months ended October 30, 2004. The increase is primarily attributable to increases in small (2 through 8 head) and large machine (12 heads and larger) sales compared to the prior year. The market for small and multi-head machines has demonstrated some growth during the first nine months of fiscal 2006 versus the first nine months of the prior year.

     Cost of sales. For the three months ended October 29, 2005, cost of sales increased $0.6 million, or 6.9%, to $8.5 million from $7.9 million for the three months ended October 30, 2004, and for the nine months ended October 29, 2005 increased $4.9 million, or 23.0%, to $26.2 million from $21.3 million for the nine months ended October 30, 2004. The increase is directly related to the increase in sales volume over the same period. The Company's gross margin decreased to 31.9% for the nine months ended October 29, 2005 as compared to 33% for the nine months ended October 30, 2004 and decreased from 32.7% for the three months ended October 30, 2004 to 32.4% for the three months ended October 29, 2005. The recent fluctuation in the yen, which is the currency the Company's embroidery machines are priced in, has affected and is likely to continue to affect and exert pressure on the Company's machine sales pricing competitiveness.

     Operating Expenses. For the three months ended October 29, 2005, operating expenses increased by $0.2 million to $4.0 million, from $3.8 million for the three months ended October 30, 2004 and for the nine months ended October 29, 2005, decreased by $0.1 million to $11.9 million from $12.0 million for the nine months ended October 30, 2004. The decrease in operating expenses for the nine months ended October 29, 2005 is directly related to the Company's continuing efforts to control operating costs in relation to the sales decline and the increase in operating expenses for the three months ended October 29, 2005 are primarily attributable to the increase in sales. Operating expenses for the nine months ended October 30, 2004 included a reversal of the provision for doubtful account for $100,000, and for the nine months ended October 29, 2005 included $147,000 in severance costs.

     Interest Expense (Income). For the three months ended October 29, 2005, interest expense was $27,000 as compared to interest expense of $36,000 for the three months ended October 30, 2004. For the nine months ended October 29, 2005 interest expense was $105,000 as compared to interest income of $112,000 for the nine months ended October 30, 2004. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters. Interest income of $225,000 associated with the income tax refund was recognized during the nine months ended October 30, 2004.

     Other Income (Expense). For the three months ended October 29, 2005, other income increased $246,000 to $146,000 from other expense of $100,000 for the three months ended October 30, 2004. For the nine months ended October 29, 2005 other income was $592,000 as compared to other expense of $10,000 for the nine months ended October 30, 2004. The change in other expense/other income is due to currency translation fluctuations for yen.

     Income Tax Provision. The income tax expense recorded for the three and nine months ended October 29, 2005 and October 30, 2004 represents taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

     Income/Loss from Continuing Operations. Income from Continuing Operations for the three months ended October 29, 2005 was $0.2 million, an increase of $0.3 million from a loss of $0.1 for the three months ended October 30, 2004. For the nine months ended October 29, 2005 the income from Continuing Operations was $0.8 million, an increase of $2.4 million from a loss of $1.6 million for the nine months ended October 30, 2004.

     Income (Loss) from Discontinued Operations. During the quarter ended April 30, 2004, the Company determined that its Hometown Threads subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown Threads to Embroidery Acquisition LLC ("Buyer"), a wholly owned subsidiary of PCA, LLC ("PCA"). As a result, Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented. As a result of the sale of Hometown Threads, the Company recognized a gain of approximately $943,000, for 2004.

     Net Income (Loss). The net income for the three months ended October 29, 2005 was $0.2 million, a decrease of $0.3 million from a net income of $0.5 million for the three months ended October 30, 2004. Net income for the nine months ended October 29, 2005 was $0.8 million, an increase of $2.1 million from the net loss of $1.3 million for the nine months ended October 30, 2004.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $12.8 at October 29, 2005, decreasing $0.5 million, or 3.8% from $13.3 million at January 29, 2005, respectively.

     During the nine months ended October 29, 2005, the Company's cash and cash equivalents increased by $3.1 million to $9.5 million primarily due to the decrease in accounts payable. Net cash of $0.8 million was used by the Company's operating activities and $5.0 million was provided by financing activities which was primarily the unrestricting the cash collateral used to secure our letters of credit. Investing activities of $1.0 million was the result of the Company's investment in Sheridan's Series B preferred stock.

     The Company's strategy is to mitigate its exposure to foreign currency fluctuations by utilizing purchases of foreign currency on the current market as well as forward contracts to satisfy specific purchase commitments. Inventory purchase commitments may be matched with specific foreign currency futures contracts or covered by current purchases of foreign currency. Consequently, the Company believes that no material foreign currency exchange risk exists relating to outstanding trade acceptances payable. The cost of such contracts is included in the cost of inventory. As of October 29, 2005 the Company did not own any foreign currency futures contracts.


Future Commitments

     The following table shows the Company's contractual obligations related to long-term obligations.

Payments due by period (in thousands)

      Contractual Obligations                    Total        Less than       1 - 3           4-5        More than
                                                                1 year          years        years        5 years
     --------------------------------------    -----------    -----------     ----------    --------    ------------

      Capital lease obligations                   $ 1,310          $ 169          $ 707       $ 434             $ 0

      Operating Lease obligations                   1,621            582            529         431              79

      Purchase Commitments                          3,600          1,200          2,400           0               0
                                               -----------    -----------     ----------    --------    ------------

      Total                                       $ 6,531      $ 1,951          $ 3,636       $ 865            $ 79
                                               ===========    ===========     ==========    ========    ============


Revolving Credit Facility and Borrowings

     The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for three years initially expiring on November 26, 2005 (subsequently extended until February 28, 2006). The Congress Agreement provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress
Agreement require the Company to maintain certain financial covenants. The Company was in compliance with its covenants at October 29, 2005. The Company has placed $0.5 million in restricted cash to support a $0.5 million standby letter of credit backing the lease on the Company's facilities in Hauppauge.

     As of October 29, 2005 and October 30, 2004, the Company did not have any borrowings under the Revolving Credit Facility.

     On October 21, 2005, the Company signed Amendment No. 5 to the Loan and Security Agreement. This amendment provides for, among other things, an extension of the maturity date of our existing credit agreement from November 26, 2005 until and including February 28, 2006.

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



Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under  the  supervision  and  with  the   participation  of  the  Company's
management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms, including ensuring that such material information is accumulated and communicated to the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of controls and procedures. Accordingly, each effective controls and procedures can only provide a reasonable assurance of achieving their control objectives.

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

     **3.2 Amended and Restated By-laws of the Registrant

     ***4.1 Specimen of Class A Common Stock Certificate

     ***4.2 Specimen of Class B Common Stock Certificate

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

-------------------------------------------------------------------------------

*Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997

**Incorporated by reference form the Registrant's Form 10-Q filed for the quarter ended October 31, 1997

***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618

-------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HIRSCH INTERNATIONAL CORP.

                            Registrant


                            By: ------------------------------------
                                Paul E. Gallagher, President, and
                                Chief Executive Officer


                            By:-------------------------------------
                               Beverly Eichel, Executive Vice President-Finance, Secretary and Chief Financial Officer


Dated: December 13, 2005

                                  EXHIBIT 31.1

          Certification Pursuant to Rule 13A-12(a) or 15D-14(a) of the
              Securities Exchange Act of 1934, As Adopted Pursuant
                to Section 302 of the Sarbanes-Oxley Act of 2002


I, Paul E. Gallagher, Chief Executive Officer of Hirsch International Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp. for the three months ended October 29, 2005;

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


Date:  December 13, 2005
                                         By: /s/ Paul E. Gallagher
                                             ---------------------------------
                                             Paul E. Gallagher, President, and
                                             Chief Executive Officer

                                  EXHIBIT 31.2

            Certification Pursuant to Rule 13A-12(a) or 15D-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant
                to Section 302 of the Sarbanes-Oxley Act of 2002


I, Beverly Eichel, Chief Financial Officer of Hirsch International Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hirsch International Corp. for the three months ended October 29, 2005;

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


Date:  December 13, 2005
                                      By: /s/ Beverly Eichel
                                          --------------------------------
                                          Beverly Eichel, Executive Vice
                                          President-Finance, Chief Financial
                                          Officer and Secretary

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Hirsch International Corp. (the "Company") on Form 10-Q for the quarter ended October 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul E. Gallagher, President, and Chief Executive Officer hereby certify, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






By: /s/ Paul E. Gallagher
    ------------------------
    Paul Gallagher
    President and Chief Executive Officer


December 13, 2005


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

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hirsch International Corp. (the "Company") on Form 10-Q for the quarter ended October 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Beverly Eichel, Executive Vice President - Finance, Chief Financial Officer and Secretary hereby certify, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





By: /s/ Beverly Eichel
    ----------------------------------------
    Beverly Eichel
    Executive Vice President - Finance,
    Chief Financial Officer and Secretary


December 13, 2005

This certification is made solely for the purposes of 18 U.S.C Section 1350 and is subject to the knowledge standard contained therein, and not for any other purpose.