Form 10-K
period 2006-01-28
HIRSCH INTERNATIONAL CORP
filed 2006-04-28
CIK 915909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 28, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-23434

                           HIRSCH INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    11-2230715
---------------------------------------   ------------------------------------
   (State of other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      200 Wireless Boulevard, Hauppauge, NY                11788
------------------------------------------------    ------------------------
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (631) 436-7100


        Securities registered pursuant to Section 12(b) of the Act: NONE

          Title of each class         Name of each exchange on which registered
   -------------------------------    -----------------------------------------
             (None)                                  (None)




           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par value
                            ------------------------
                                    (CLASS A)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the closing price on July 29, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $7,919,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 5, 2006 were:


             Class of Common Equity           Number of Shares
             ----------------------           ----------------

             Class A Common Stock                7,961,601
               Par Value $.01

             Class B Common Stock                  525,018
               Par Value $.01


*For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.

                           Hirsch International Corp.
                                    Form 10-K
                   For the Fiscal Year ended January 28, 2006
                                Table of Contents


Part I                                                                  Page

Item 1.   Business                                                       4-9
Item 1A.  Risk Factors                                                   9-11
Item 1B.  Unresolved Staff Comments                                      11
Item 2.   Properties                                                     11-12
Item 3.   Legal Proceedings                                              12
Item 4.   Submission of Matters to a Vote of Security Holders            12

Part II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities              12-13
Item 6.   Selected Financial Data                                        14-15
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  15-22
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                              22-23
Item 8.   Financial Statements and Supplementary Data                    23
Item 9.   Changes in and Disagreements on Accounting
          And Financial Disclosure                                       23
Item 9A.  Controls and Procedures                                        23
Item 9B.  Other Information                                              23

Part III
Item 10.  Directors and Executive Officers of the Registrant             24-26
Item 11.  Executive Compensation                                         27-34
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholder
          Matters                                                        34-35
Item 13.  Certain Relationships and Related Transactions                 35-36
Item 14.  Principal Accountant Fees and Services                         36-37

Part IV
Item 15.  Exhibits, Financial Statement Schedules                        37
          Exhibit Index                                                  37-39
          Signatures and Certifications                                  40

                                     PART I

ITEM 1. BUSINESS

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become a leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. Through its distribution agreements with Tajima Industries, Ltd. ("Tajima"), the Company markets itself under the brand "Tajima USA Sales and Support by Hirsch International Corp." and offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, and a diverse line of embroidery parts, supplies, accessories and embroidery products. In addition, Hirsch provides a comprehensive service program, and user training and support. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

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

     Hirsch has certain exclusive United States rights to sell new embroidery machines manufactured by Tajima and certain non-exclusive rights to distribute to US based customers who expand their operating facilities into the Caribbean region. Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment.

     The Company enjoys a good relationship with Tajima, having spanned 30 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until early 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, in cooperation with Tajima, Hirsch formed a new subsidiary, Tajima USA, Inc ("TUI"), to assemble two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), Tajima's parent company's manufacturing arm. As of January 31, 2004, the Company sold its remaining interest in TUI to Tajima Industries, Ltd. The sale has been reflected in the financial statements as a discontinued operation for all periods presented. (See Note 7 to the Consolidated Financial Statements).

     In addition to offering a complete line of technologically-advanced embroidery machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is now a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. ("Pulse"). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

     Until the fourth quarter of fiscal 2002 the Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), had provided a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its business objectives and discontinued its operations (See Note 7 to the Consolidated Financial Statements). The Company has continued to assist its customers in obtaining financing through independent leasing and financing companies, as an attractive alternative for purchasers looking to begin or expand operations. Accordingly, the Company has reported it HAPL Leasing as discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets and liabilities and operating results of these discontinued operations for all periods presented. In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of HAPL Leasing's portfolio.

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

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines, (ii) distributes Pulse's proprietary application software programs for embroidery machines, (iii) sells a broad range of embroidery supplies, accessories and products, (iv) sells used embroidery machinery, and (v) provides comprehensive customer training, support and service for these embroidery machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their embroidery equipment and related services. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:


     Embroidery Machines. The Company believes that offering Tajima embroidery equipment provides it with a competitive advantage because Tajima produces technologically advanced embroidery machines that are of high quality, reliable and durable and possess an excellent reputation in the market. The Company markets and distributes over 80 models of Tajima embroidery machines, ranging in size from 1 head per machine, suitable for sampling and small production runs, to 30 heads per machine, suitable for high production runs for embroidered patches and small piece goods which become parts of garments and other soft goods. Embroidery equipment may contain single or multiple sewing heads. The selling prices of these machines range from approximately $10,000 (for a single head machine) to $150,000 (for a 30 head machine). Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying colors. Each head creates a design and heads operating at the same time create the same size and shape designs, although designs created at the same time can differ in color. Thus, a 30-head machine with all heads operating simultaneously creates an identical design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

     Former Assembly Operations. The Company's former TUI subsidiary maintains a facility located in Rancho Dominguez, California. Assembly of Tajima machines of up to eight heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times required for the Company's orders coupled with Tajima's production flexibility enables the Company to be responsive to changing needs of the market.

     Pulse Software. Pulse, a former subsidiary of the Company, offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of Pulse's proprietary application software products are designed to operate in the Microsoft(R), Windows(R) 98 and Windows(R) XP environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines, can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of over 21,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

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

     Used Embroidery Machinery. The Company, on a case by case basis, accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for used embroidery machines represents an established share of the machine market.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed by two centrally located regional technicians. After the Company delivers an embroidery machine to a customer, the Company's trained personnel may assist in the installation, setup and operation of the machine. The Company employs or contracts with a staff of technical service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its field service technicians to the customer.

     Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

Discontinued Operations

     In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its ongoing objectives and discontinued HAPL's Leasing's operations. Accordingly, the Company has reported HAPL Leasing as discontinued operations. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented. In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining net assets of the lease portfolio. In conjunction with the termination of the portfolio, the Company reversed as part of discontinued operations, $270,000 of reserves previously recorded in fiscal 2002.

     Effective October 31, 2002, the Company completed the sale of all of the outstanding equity interests in its Pulse subsidiary, pursuant to the terms of the purchase agreement by and between Hirsch and 2017146 Ontario Limited. All periods presented have been restated to reflect the discontinue operations of Pulse.

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC ("Hometown Threads") subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown Threads subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 7 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2006, the Company resolved the remaining open contingencies related to the sale and recognized income from discontinued operations of approximately $177,000.

     Effective January 31, 2004 , the Company executed an Agreement with Tajima pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima. The Company's Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See Note 7 to the Consolidated Financial Statements).

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and is one of the leading distributors of Tajima equipment in the world and, through its distribution agreements with Tajima, markets its products under the name "Tajima USA Sales and Support by Hirsch International Corp." The Company reinforces recognition of its name through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales and marketing staff is headed by Kris Janowski, Executive Vice-President Sales and Marketing for the Company, and currently consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality embroidery equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition with lower cost manufacturers, the Company attempts, to the best degree possible, to maintain a balance between market share and profit margin.

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

     The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011 (the "Main Agreement"). In addition, the Company was also granted certain non-exclusive distribution rights in the remaining 11 western states (the "West Coast Distribution Agreement") for the period February 21, 2004 through February 21, 2005. The Company is currently negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima.

     Each agreement may be terminated upon the failure by the Company to achieve certain minimum sales quotas. For fiscal 2006 the minimum sales quotas were met. During fiscal 2005, the Company failed to meet these minimum sales quotas; however, Tajima waived the Company's failure for fiscal 2005. Furthermore, the agreements may be terminated if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred.

     Although there can be no assurance that the Company will be able to maintain its relationship with Tajima, management of the Company believes it is unlikely that the Company would lose Tajima as a source of supply because: (i) the Company has maintained a relationship with Tajima for 30 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; and (iii) the Company supports Tajima's development activities.

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

Competition

     The Company competes with original equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, all of whom distribute products directly into the Company's markets. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the embroidery equipment it distributes. Due to the recent decline in overall demand for the embroidery industry, potential customers may emphasize price over technology when selecting a machine. Although the Company attempts to compete on the basis of price to the best degree possible and to maintain its profit margins, there can be no assurance that the Company will be able to do so, the failure of which would have a material adverse effect on the Company.

     Further, the Company's customers are subject to competition from importers of embroidered products, which could materially and adversely affect the Company's customers, and consequently could have a material adverse effect on the Company's business, financial conditions and results of operations.

     The Company's success is dependent, in part, on the ability of Tajima to continue producing products that are technologically superior and price competitive with those of other manufacturers. The failure of Tajima to produce technologically superior products at a competitive price could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

     As of January 28, 2006, the Company employed approximately 98 persons who are engaged in sales, service, customer care, finance, administration and management for the Company. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Item 1A. RISK FACTORS

Dependence on Tajima

     For the fiscal year ended January 28, 2006, approximately 75.5% of the Company's revenues resulted from the sale of embroidery equipment supplied by Tajima. Two separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. The distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 50 states. The Main Agreement, which now covers 39 states, is effective from February 21, 2004 through February 21, 2011. The Main Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. Under the non-exclusive West Coast Agreement which covers nine western continental states, Alaska and Hawaii, the Company is a distributor of Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery. The West Coast Agreement expired February 20, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company's right to distribute embroidery machines in the territories covered by the West Coast Agreement which would have a material adverse effect on the Company's business, operations and financial condition. Each of the agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In fiscal 2006, the Company met its sales quotas and in fiscal 2005, the Company obtained a waiver from Tajima for failure to meet its sales quotas. Furthermore, the agreements may be terminated for, among other reasons, if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or
(b) if Tajima determines that a change in control of the Company has occurred. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Decline in Domestic Embroidery Industry

     Beginning in fiscal 1999 and continuing to present day, the embroidery industry experienced; (i) a decline in demand for large embroidery machines, and; (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, Far East and South America (which is outside of the geographic area the Company is authorized to distribute embroidery machines pursuant to the distribution agreements with Tajima), all of which have had a material adverse effect on the operations of the Company, its business and financial condition. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry as a whole would also have an adverse effect on the Company.

Foreign Currency Risks

     The Company pays for its Tajima embroidery machinery in Japanese Yen. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen can change the cost to the Company of its embroidery machine inventory and can result in competitive pressures for reduced US dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to obtain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the statement of operations.

Inventory

     The Company's ordering cycle for new embroidery machines is approximately three to eight months prior to delivery to the Company. Since the Company generally delivers new Tajima embroidery machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Existing Management

     Changes in the embroidery industry and recent restructuring of the Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board of the Company, and Paul Gallagher, its Chief Executive Officer. Mr. Gallagher is bound by a 2 year agreement that commenced on September 11, 2004. It should also be noted that the Distribution Agreements with Tajima provide that Tajima may terminate each agreement for, among other reasons, if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or
(b) if Tajima determines that a change in control of the Company has occurred. The loss of the services of Messrs. Arnberg or Gallagher, or the services of other key management personnel, could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is in Hauppauge, New York in a 50,000 square foot facility. During fiscal 2002, this facility was sold to M3GH Properties, LLC. and approximately 24,500 square feet was leased back in a concurrent transaction (See Note 10(B) to the Consolidated Financial Statements). During fiscal year 2003 the Company leased back the 25,500 square feet of the building that had remained empty since March 2001 in order to consolidate certain operations in Hauppauge, NY. This property houses the Company's executive offices, the Northeast sales office, technical services, machine and parts warehousing, and order fulfillment. On February 23, 2006, the Company surrendered this lease and concurrently signed a new lease for approximately 15,000 square feet in a facility also located in Hauppauge, New York which will become the Company's new headquarters facility. (See Note 16 to the Consolidated Financial Statements). In conjunction with the lease surrender, the Company terminated the $0.5 million standby letter of credit (shown as restricted cash at year-end) which was backing the lease of the Company's Hauppauge facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2006 Annual Meeting of Stockholders was held January 25, 2006. At the meeting, the Company's stockholders voted upon (1) the election of directors; (2) the approval of an amendment to the Company's 2003 Stock Option Plan; and the approval of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ended January 28, 2006. The following is a tabulation of the votes:


(1) Election of Directors

                                                    For              Against
                                                    ---              -------
Marvin Broitman (Class A)                        6,780,993           52,666
Mary Ann Domuracki (Class A)                     6,780,993           53,166
Henry Arnberg (Class B)                            400,018              -0-
Paul Gallagher (Class B)                           400,018              -0-
Christopher J. Davino (Class B)                    400,018              -0-

(2) Approval of amendment to 2003
    Stock Option Plan

                            For                   Against       Abstain          Broker non-votes
                            ---                   -------       -------          ----------------
                          979,708                 186,180       24,986               6,041,803

(3) Approval of BDO Seidman, LLP as the
    Company's Independent Registered
    Public Accounting Firm

                            For                   Against     Abstain
                            ---                   -------     -------
                         7,208,239                17,206      8,232


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

Fiscal 2006                                                 High         Low
-----------                                                 ----         ---

Fourth Quarter ended January 28, 2006................       $1.54        $1.06
Third Quarter ended October 29, 2005.................       $1.93        $1.00
Second Quarter ended July 30, 2005...................       $1.61        $0.98
First Quarter ended April 30, 2005...................       $1.48        $0.85

Fiscal 2005                                                 High         Low
-----------                                                 ----         ---

Fourth Quarter ended January 29, 2005................       $1.63        $0.96
Third Quarter ended October 30, 2004.................       $1.13        $0.81
Second Quarter ended July 31, 2004...................       $1.75        $0.81
First Quarter ended April 30, 2004...................       $2.48        $1.35

     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of April 07, 2006, the Company believes that there were approximately 116 record holders of its Class A Common Stock.

(c) During the first quarter of fiscal 2005, the Company declared and paid a quarterly dividend of $.01 per share on its Common Stock. There were no dividends declared for the remaining quarters of fiscal 2005. The Class A Common Stock and Class B Common Stock share ratably in any dividends declared by the Company on its Common Stock. Any stock dividends on the Class A Common Stock and the Class B Common Stock will be paid in shares of Class A Common Stock. No dividends were declared for Fiscal 2006.

(d)  Equity Compensation Plan Information


                                         (a) Number of               (b) Weighted-             (c) Number of securities
                                         securities to be            average exercise          remaining available for
                                         issued upon exercise        price of                  future issuance under equity
                                         of outstanding              outstanding               compensatin plans
                                         options, warrants           options, warrants         [excluding securities
Plan Category                            and righhts                 and rights                reflected in column (a)]
-----------------------------------      ----------------------      -------------------       ------------------------------
Equity compensation plans approved           1,346,000                     $0.68                         1,424,000
by security holders
Equity compensation plans not                  100,000                     $0.50                             0
approved by security holders
                                         ----------------------      --------------------      ------------------------------
TOTAL                                        1,446,000                     $0.67                         1,424,000
                                         ----------------------      -------------------       ------------------------------


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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated financial statement data as of January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2004, 2003 and 2002 and for the fiscal years ended January 31, 2003 and 2002 are derived from audited Consolidated Financial Statements not included herein.

                                                                           Year Ended January
                                                             (in thousands of dollars, except per share amounts)
                                                  28,              29,               31,            31,                31,
---------------------------------------------  -----------    -------------     -----------    -------------      -------------
Hirsch International Corp. and Subsidiaries      2006             2005             2004            2003               2002
---------------------------------------------  -----------    -------------     -----------    -------------      -------------

Statement of Operations Data:

Net sales...................................     $51,139          $44,394         $47,116           $42,723            $50,156

Cost of sales (6)...........................      34,033           30,660          32,003            29,435             36,495

Operating expenses (1)(2)...................      16,484           15,874          17,488            16,793             24,925

Income (loss)  from continuing operations            122          (2,139)         (2,025)           (3,451)           (16,990)
   before income tax provision (benefit) (5)

Income tax provision (benefit)..............          32                9              25             (504)            (5,881)

Income (loss) from continuing operations              90          (2,148)         (2,050)           (2,947)           (11,109)

Income (loss) from discontinued operations           447              376           2,494           (2,603)            (7,216)
  (3)(4)  ..................................

Net Income (loss) (1).......................        $537         $(1,772)           $ 444          $(5,550)          $(18,325)

Net income (loss) per share from continuing
   operations...............................
Basic.......................................       $0.01          $(0.26)        $ (0.24)           $(0.34)           $ (1.25)
Diluted.....................................       $0.01          $(0.26)        $ (0.24)           $(0.34)           $ (1.25)

Net income (loss) per share.................
Basic.......................................       $0.06          $(0.21)          $ 0.05           $(0.64)           $ (0.81)
Diluted.....................................       $0.06          $(0.21)          $ 0.05           $(0.64)           $ (0.81)

Shares used in the calculation of net income
  (loss) per share:
Basic......                                        8,481            8,351           8,571             8,789              8,894
Diluted.....................................       9,617            8,351           8,571             8,789              8,894

(1) In fiscal year 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been previously provided for facilities and severance costs.

(2) Fiscal year 2002 operating expenses included a write-down of impaired goodwill of $3.5 million and restructuring costs of $2.7 million.

(3) Fiscal years 2005, 2004, 2003, and 2002 have been restated to reflect the discontinued operations of HTT, TUI, HAPL and Pulse.

(4) In fiscal year 2004, the Company reversed $2.0 million of reserves associated with the UNL lease portfolio which was sold to Beacon Funding in September 2003.

(5)  In fiscal 2006, the Company expensed  approximately $605,000 of transaction
     costs   associated   with  the  terminated   merger  with  Sheridan  Square
     Entertainment, LLC (See Note 16 to the Consolidated Financial Statements).

(6) Fiscal years 2005, 2004, 2003 and 2002 have been restated to include the gain/(loss) in foreign currency in cost of sales from other income.


Hirsch International Corp. and Subsidiaries                                   (in thousands of dollars)
--------------------------------------------------
                                                      January 28,      January 29,                   January 31,
                                                         2006             2005           2004          2003          2002
                                                      ------------     ------------    ----------    ----------   -----------
Balance Sheet Data:
    Working capital...........................            $12,118          $13,388       $14,698       $14,616       $16,161

Total assets..................................             26,354           26,626        30,346        30,796        33,430

Long-term debt, less current maturities.......                  0            1,270         1,418         1,559         1,642

Stockholders' equity..........................            $14,618          $14,055       $15,848       $16,065       $21,459


Hirsch International Corp
Summarized Quarterly Data**

$ in thousands, except for per share amounts                                           Fiscal Quarter
                                                                 ------------------------------------------------------------

2006                                                                First          Second           Third          Fourth
                                                                 ------------    ------------    ------------    ------------
Net Sales.......................................                     $13,723         $12,587         $12,854         $11,975
Gross profit....................................                       4,232           4,366           4,194           4,314
Income (loss) from discontinued operations                                 0               0               0             447
Net income (loss)...............................                         102             491             235           (291)
                                                                 ------------    ------------    ------------    ------------

Basic income (loss) per share...................                       $0.01           $0.06           $0.03         ($0.04)
                                                                 ============    ============    ============    ============
Diluted income (loss) per share.................                       $0.01           $0.05           $0.02         ($0.02)
                                                                 ============    ============    ============    ============

2005                                                                First          Second           Third          Fourth
                                                                 ------------    ------------    ------------    ------------
Net Sales.......................................                      $9,540         $10,796         $12,090         $11,968
Gross profit....................................                       3,073           3,606           3,732           3,323
Gain on sale of Hometown Threads...........                                0               0             943               0
Income (loss) from discontinued operations                              (83)           (110)           (374)               0
Net income (loss)...............................                     (1,107)           (650)             508           (523)
                                                                 ------------    ------------    ------------    ------------

Basic and diluted income (loss) per share.......                     ($0.13)         ($0.08)           $0.06         ($0.06)
                                                                 ============    ============    ============    ============


**Note: The quarterly data has been restated to reflect the reclassification of currency gains/(losses) into cost of sales from other income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  The Company's  actual results,  performance or  achievements  could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending in January of the applicable calendar year.

Company Overview

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

     In fiscal 1998 Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to eight heads per machine. In January 1998 Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. In July 1999 Tajima granted to Hirsch the non-exclusive right to distribute to its existing US customers who have expanded their operations into the Caribbean region. As of January 31, 2004, the Company sold its majority interest in TUI to Tajima.

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

     The market is and has been affected by the fluctuating value in foreign exchange of the US dollar versus the Yen resulting in dollar price pressure for machine sales. Most Japanese based equipment competitors in the industry (including the Company) faced difficulty in meeting these new market demands. In fiscal 2002 the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model. In fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been accrued for the lease termination in Solon, Ohio and the remaining severance costs associated with the restructuring.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

                                                                           2006            2005             2004
                                                                      ------------    ------------    -------------

Net sales...................................................                 100%            100%             100%

Cost of sales...............................................                66.6%           69.1%            67.9%

Operating expenses..........................................                32.2%           35.8%            37.1%

Interest expense............................................                 0.3%            0.4%             0.5%

Other expense (income), net.................................                 0.7%           -0.4%            -1.2%
                                                                      ------------    ------------    -------------

Income (loss) from continuing operations before
  income taxes                                                               0.2%           -4.9%            -4.3%

Income tax provision........................................                 0.1%            0.0%             0.1%

  Income from discontinued operations, net of tax...........                 0.9%            0.9%            -5.3%
                                                                      ------------    ------------    -------------

  Net Income (loss).........................................                 1.0%           -4.0%             0.9%
                                                                      ============    ============    =============


Note: The   results  of   operations   have  been   restated   to  reflect   the
     reclassification of currency gains/(losses) into cost of sales from other income.


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

Critical Accounting Policies

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition - The Company distributes embroidery equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2006, 2005 and 2004, most sales of new equipment did not require installation as a substantive part of its sales and accordingly the Company recorded its sales at the time the machinery was shipped. Service revenues and costs are recognized when services are provided. Sales of software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable. Sales of parts and supplies are recognized when shipped.

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

     Warranty - The Company provides a five-year limited warranty for its embroidery machines. The Company's policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company's operating expenses and net income (loss) could be significantly adversely affected.

Fiscal Year 2006 as Compared to Fiscal Year 2005

     Net sales. Net sales for fiscal year 2006 were $51.1 million, an increase of $6.7 million, or 15.1% compared to $44.4 million for fiscal year 2005. The Company believes that the increase in sales volume for fiscal 2006 is mainly attributable to increases in all sizes of embroidery machines and better market penetration compared to the prior year. The market for small and multihead machines has demonstrated some moderate growth in fiscal year 2006. There are no major customers who exceed 10% of revenues.

     Cost of sales. For fiscal year 2006, cost of sales increased $3.4 million or 11.0%, to $34.0 million from $30.7 million for fiscal year 2005. The increase was directly a result of the related increase in net sales for fiscal year 2006 as compared to fiscal year 2005. Included in cost of sales for fiscal 2006 was a currency gain of $0.5 million and in fiscal 2005 included a currency loss of $0.3 million. The Company's gross margin increased for fiscal year 2006 to 33.5%, as compared to 30.9% for fiscal year 2005. The fluctuation of the dollar against the yen, which is the currency the Company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company's competitors face similar circumstances.

     Operating Expenses. For fiscal year 2006, overall operating expenses increased $0.6 million or 3.8%, to $16.5 million from $15.9 million for fiscal year 2005. Selling, general and administrative expenses associated with the Company's ongoing operations increased $0.4 million or 2.9% primarily related to selling costs directly associated with the Company's increase in sales revenues which includes approximately $1.0 million in bonus costs. Included in overall operating expenses for fiscal 2006 is $147,000 of restructuring costs related to severance.

     Interest Expense. Interest expense for fiscal year 2006 was $166,000 versus $185,000 for fiscal year 2005. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

     Other (Income) Expense. Other income for fiscal 2006 was ($271,000) versus ($186,000) for fiscal 2005. In fiscal 2006, other income included a $119,000 gain on sale of assets, $133,000 in interest income and $18,000 of other income. In fiscal 2005, other expense included a $119,000 gain on sale of assets, interest income of $41,000, and other income was $26,000.

     Transaction Costs. As of January 28, 2006 the Company expensed approximately $605,000 of transaction costs associated with the termination of the merger between Sheridan Square Entertainment and Hirsch. (See Note 16 to the Consolidated Financial Statements).

     Income tax provision. The income tax provision reflected an effective tax rate of 36.8% for the twelve months ended January 28, 2006 as compared to an income tax benefit rate of 0% for fiscal year 2004. The difference of the above rate to the federal statutory rate for 2005 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

     Income from Discontinued Operations. In the fourth quarter of Fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The Company's Statements of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as discontinued operations (See Note 7 to the Consolidated Financial Statements). In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of the lease portfolio. In conjunction with the termination of the portfolio, the Company reversed, as part of discontinued operations, $270,000 of reserves recorded in fiscal 2002.

     During the quarter ended April 30, 2004, the Company determined that its Hometown Threads subsidiary was not strategic to the Company's long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown Threads to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC. (See Note 7 to the Consolidated Financial Statements.) As a result of the sale of Hometown Threads, the Company recognized a gain of approximately $943,000. The Buyer had withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies were resolved. During the fourth quarter of fiscal 2006, the Company resolved the remaining open contingencies and recognized income from discontinued operations of $177,000. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

     Net Income (Loss). The net income for fiscal year 2006 was $0.5 million, an increase of $2.3 million, compared to net loss of $1.8 million for fiscal year 2005.

Fiscal Year 2005 as Compared to Fiscal Year 2004

     Net sales. Net sales for fiscal year 2005 were $44.4 million, a decrease of $2.7 million, or 5.7% compared to $47.1 million for fiscal year 2004. The Company believes that the reduction in the sales level for fiscal 2005 is mainly attributable to an on-going decrease in demand for large multi-head embroidery machines and greater competition in the small machine market which resulted in lower prices for embroidery machines. There are no major customers who exceed 10% of revenues.

     Cost of sales. For fiscal year 2005, cost of sales decreased $1.3 million or 4.2%, to $30.7 million from $32.0 million for fiscal year 2004. The decrease was partially a result of the related decrease in net sales for fiscal year 2005 as compared to fiscal year 2004. Included in cost of sales for fiscal 2005 and 2004 were losses on currency of $0.3 million and $0.2 million, respectively. The Company's gross margin decreased for fiscal year 2005 to 30.9%, as compared to 32.1% for fiscal year 2004. The recent fluctuation of the dollar against the yen, which is the currency the Company's embroidery machines are priced in, has adversely affected and is likely to continue to adversely affect the Company's machine sales pricing competitiveness. Embroidery machinery prices have either been maintained or risen in US dollars due to these exchange rate fluctuations. As a result, in order for the Company to maintain various product margins for its imported embroidery machines, its competitiveness has been adversely affected. Some, but not, all of the Company's competitors face similar circumstances.

     Operating Expenses. As reported for fiscal year 2005, operating expenses decreased $1.6 million or 9.2%, to $15.9 million from $17.5 million for fiscal year 2004. The decrease in operating expenses for the fiscal year ended January 29, 2005 is directly related to the Company's continuing efforts to control operating costs in relation to the overall decline in sales revenues. During the year ended January 31, 2004, the Company reversed, as a reduction of operating expenses, $716,000 of restructuring costs associated with the completion of the restructuring plan.

         Interest Expense. Interest expense for fiscal year 2005 and fiscal year 2004 remained constant at $0.2 million. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters.

     Other (Income) Expense. Other income for fiscal 2005 was ($186,000) versus income of ($565,000) for fiscal 2004. In fiscal 2005, other income included a $119,000 gain on sale of assets, interest income of $41,000 and other income of $26,000. In fiscal 2004 other income included a $230,000 gain on sale of fixed assets, $10,000 in interest income, $3,000 in other income and $322,000 in interest income on the refund of NOL carryback claims.

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

Liquidity and Capital Resources

     The Company's working capital decreased $1.3 million or 9.7% to $12.1 million at January 28, 2006 from $13.4 million at January 29, 2005. This was primarily the result of the capitalized lease terminated effective June 30, 2006, which is now classified as a current liability.

     During fiscal 2006, the Company's cash (exclusive of restricted cash) increased $6.8 million or 106% to $13.2 million from $6.4 million at January 29, 2005. The majority of the increase was cash provided by financing activities of $5.0 million. The cash provided by financing activities of $5.0 million during fiscal 2006 was primarily the result of the unrestricting of cash previously used to collateralize a standby letter of credit, which was terminated during early Fiscal 2006. Additional cash of $2.8 million was provided by operating activities primarily from the Company having net income of $0.5 million versus a net loss of $1.7 in fiscal 2005 and $1.0 million was used in investing activities.

Future Commitments

     The following table shows the Company's contractual obligations and commitments (See Notes 10 and 15 to the Consolidated Financial Statements). Payments due by period (in thousands)


                                                   Total         Less than           1-3              4-5           More than
                                                                   1 year           years            years           5 years
Contractual Obligations/Commitments
----------------------------------------------   -----------    -------------    -------------    ------------     ------------

Capital lease obligations.....................       $1,270          $ 1,270               $0             $ 0              $ 0

Operating lease obligations...................        1,584              463              627             491                3

Purchase commitments..........................        3,300            1,200            2,100               0                0
                                                 -----------    -------------    -------------    ------------     ------------

Total                                                $6,154           $2,933           $2,727            $491               $3
                                                 ===========    =============    =============    ============     ============

Revolving Credit Facility and Borrowings

     The Company has a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for a three year term which originally expired on November 26, 2005. The Congress Agreement as amended, August 31, 2004, provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at January 28, 2006. The Company has placed $0.5 million in restricted cash to support the standby letter of credit backing the lease on the Company's facilities in Hauppauge. On October 21, 2005, the Company signed Amendment No. 5 to the Loan and Security Agreement. This amendment provides for, among other things, an extension of the maturity date of our existing credit agreement from November 26, 2005 until and including February 28, 2006. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). The Company, at this time, does intend to enter into a new banking agreement.

Future Capital Requirements

     Subsequent to the close of fiscal 2002, the Federal Government passed the Job Creation and Worker Assistance Act temporarily extending the carry back of Net Operating Losses from two years to five years. This provided approximately $6.0 million in cash available for operations. Approximately $3.0 million was received during the fiscal year ended January 31, 2003 and the balance was received during fiscal 2004, along with applicable interest. The Company believes these proceeds, with its existing cash and funds generated from operations will be sufficient to meet its working capital requirements. Capital expenditures are expected to be immaterial.

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

     The Company may from time to time enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company did not enter into any forward contracts during Fiscal 2006.

     Any Company debt, if utilized, is U.S. dollar denominated and floating rate-based. At year-end, there was no usage of the revolving credit facility that the Company had maintained through February 28, 2006 with Congress Financial. If the Company had utilized its credit facility, it would have exposure to rising and falling rates, and an increase in such rates would have an adverse impact on net pre-tax expenses. The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained in pages F-1 through F-26 hereof.


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

ITEM 9B. OTHER INFORMATION.

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information Regarding Executive Officers and Directors

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company:


Name                     Age     Position
----                     ---     --------
Henry Arnberg..........  63      Chairman of the Board of Directors
Paul Gallagher.........  56      Chief Executive Officer, President and Director
Marvin Broitman........  67      Director
Mary Ann Domuracki ....  51      Director
Christopher Davino ....  40      Director
Beverly Eichel.........  48      Executive Vice President, Finance and
                                 Administration, Chief Financial Officer
                                 and Secretary
Kristof Janowski.......  53      Executive Vice President, Sales and Marketing
Nicholas Paccione......  51      Vice President, Operations


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

     Christopher Davino has served as a director of the Company since October 2004, he was previously Chief Operating Officer of E-Rail Logistics Inc., a waste management transportation company. Prior to that position, Mr. Davino worked as a restructuring professional at Financo Inc. Mr. Davino is a seasoned restructuring professional having provided strategic and financial advice to Fortune 500 companies, financial sponsors and strategic buyers, commercial banks and bondholders with respect to corporate restructurings and mergers and acquisitions over the last 14 years. Prior to joining Financo, Mr. Davino was Managing Director at Miller Buckfire Lewis Ying, LLC, the former restructuring group of Wasserstein Perella and subsequently Dresdner Kleinwort Wasserstein. In that capacity, Mr. Davino advised companies as well as their various creditor constituencies in a wide range of industries including construction, consumer products, electronics, energy, financial services, gaming, healthcare, insurance, manufacturing, metals, minerals, steel, real estate and technology telecommunications. Prior to Wasserstein Perella, Mr. Davino was a consultant with Zolfo Cooper & Co., an internationally recognized turnaround consulting and crisis management firm. Mr. Davino received his Bachelor of Science in Finance from Lehigh University.

     Beverly Eichel, has been Executive Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1, 2002. Ms. Eichel has also served as the Company's Secretary since October 2002. Prior thereto, she was Executive Vice President and Chief Financial Officer of Donnkenny, Inc. from October 1998 to June 2001. From June 1992 to September 1998, Ms. Eichel served as Executive Vice President and Chief Financial Officer of Danskin, Inc. and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel is a Certified Public Accountant in the State of New York and a member of the AICPA. Ms. Eichel received a Bachelor of Science in Accounting from the University of Maryland in 1980.

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

Committees of the Board of Directors

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. Each member of the Audit Committee is an "independent director" as defined in Rule 4200(a)(15) of the NASDAQ Capital Market, Inc. listing standards, as applicable and as may be modified or supplemented. MaryAnn Domuracki, Chairman of the Audit Committee, is a financial expert within the meaning of Item 401(h)(2) of Regulation S-K privileged under the Act. The audit committee has adopted a written Audit Committee charter.

     The Company does not have a Nominating Committee. The view of the Board of Directors is that it is appropriate for the Company not to have such a committee as each member of the Board participates in the consideration of the nominee. Of the five current Board members, three are "independent" under the existing standards of NASDAQ Capital Market issuers and director nominees are required to be approved by a majority of the entire Board and a majority of the independent directors. The Board generally relies on its network of industry and professional contacts in connection with identifying potential Board members. The Board is also open to presentation of nominees recommended by security holders provided that sufficient information about the proposed nominees business, industry and financial background is provided to the Board and such information is received not less than 120 days prior to the release of the proxy statement to our shareholders. The Board will only consider nominess that have the requisite industry or financial experience to be able to advise and direct senior management in the Company's operations. At a minimum, each nominee: (i) must be prepared to represent the best interest of all of the Company's shareholders, (ii) must be an individual who has demonstrated integrity and ethics in his/her personal and professional field and has established a record of professional accomplishment in his/her chosen field, (iii) must not have (and his/her family members must not have) any material personal, financial or professional interest in any present or potential competitor of the Company; and
(iv) must be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board and not have other personal or professional commitments that would interfere or limit his or her ability to do so.

     Messrs. Broitman and Davino and Ms. Domuracki serve on the Compensation Committee, the Audit Committee, and on the Stock Option Committee. The function of the Compensation Committee is to determine and make recommendations to the Board regarding the compensation of the Company's executives. The Stock Option Committee administers the Company's stock option plans and awards stock options.

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

Code of Conduct

     The Company adopted a Code of Conduct that applies to all employees, including all executive officers. Print copies of the Code of Conduct are available to any stockholder that requests a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities collectively, the "Reporting Persons" to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended January 28, 2006, the Company believes that the Reporting Persons complied with all filing requirement applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned during the three fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 by the Company's Chief Executive Officer and by the four most highly paid Company's Executive Officers whose total compensation for such periods exceeded $100,000 (the "Named Executives"):

Summary Compensation Table

                                                                                  Long-term compensation
                                                                                  ------------------------
                                             Annual compensation                   Awards                     Payouts
                              --------------------------------------------------  ----------    ----------    ----------
                                                                       Other
                                                                       Annual      Restricted   Securities                 All Other
                                                                       Compen-     Stock        Underlying     LTIP        Compen-
                              Fiscal       Salary         Bonus        sation      Awards(s)    Options/       Payout      sation
Name and Principal Position    Year         ($)            ($)           ($)         ($)        SARs (#)         ($)         ($)
----------------------------  --------    ----------     ---------    ----------  ----------    ----------    ----------   --------

Henry Arnberg
   Chairman of the Board
   of Directors                2006       $150,000       $60,000   2      -           -             -             -
                               2005       $218,000          -             -           -             -             -          $2,919
                               2004       $250,000          -             -           -             -             -          $2,060

Paul Gallagher                 2006       $335,000       $350,000  2      -           -          100,000          -
  Chief Executive Officer      2005       $310,000          -             -           -          150,000          -          $4,187
                               2004       $300,000       $150,000  1      -           -             -             -          $3,675
                                                                                                                  -
Beverly Eichel
  Executive VP-Finance,
  Chief Financial Officer
  and Secretary                2006       $265,000       $185,000  2      -           -          50,000           -             -
                               2005       $265,000          -             -           -          40,000           -             -
                               2004       $250,000        $87,500  1      -           -             -             -             -

Kristof Janowski
  Executive Vice President
  - Sales and Marketing        2006       $250,000       $175,000  2      -           -          20,000           -             -
                               2005       $250,000          -             -           -             -             -             -
                               2004       $289,000        $50,000  1      -           -             -             -             -

Nicholas Paccione
  Vice President -
Operations                     2006       $175,000       $87,500   2      -           -          20,000           -             -
                               2005       $155,000                        -           -             -             -             -
                               2004        $82,500       $21,500   1      -           -          20,000           -             -

1 Bonuses were earned in fiscal 2004 but paid in fiscal 2005
2 Bonuses were earned in fiscal 2006 but paid in fiscal 2007


The following table sets forth the individual grants of stock options made during the fiscal year ended January 28, 2006 by the Company's Chairman of the Board and the Named Executives:

Options/SAR Grants Table

                                              Percent of
                           Number of            total
                           Securities         Options/SARs      Exercise
                           Underlying         Granted to        or Base
                           Options/SARs       Employees in       Price       Expiration         5%             10%
Name                       Granted (#)        fiscal year       ($/Sh)          date            ($)            ($)
-------------------        -----------        -----------       --------      ---------        -----          -----

   Henry Arnberg                -                  -                -             -               -              -

  Paul Gallagher             100,000              45%             $1.34       1/27/2011        $171,000       $179,000

  Beverly Eichel              50,000              22%             $1.34       1/27/2011         $85,000        $90,000

  Kristof Janowski            20,000               9%             $0.97        4/1/2010        $25,000        $26,000

  Nicholas Paccione           20,000               9%             $0.97        4/1/2010        $25,000        $26,000



Option Exercises and Holdings

     The following table sets forth information concerning the exercise of stock options by the Named Executives during the Company's fiscal year ended January 28, 2006 the number of options owned by the Named Executives and the value of any in-the-money unexercised stock options as of January 28, 2006.


                          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                                      Number of Unexercised           Value of Unexercised
                                                                           Options at                 In-the-Money Options at
                                                                      Fiscal Year End (#)             Fiscal Year End ($)
Name                     Shares Acquired           Value
                         on Exercise (#)         Realized             Exercisable/Unexercisable       Exercisable/Unexercisable
---------------------   -------------------    ---------------      ---------------------------    ------------------------------

Henry Arnberg                   0                    $0                             0/0                   $            0/0
Paul Gallagher                  0                    $0                  625,000/25,000                   $ 356,000/26,000
Beverly Eichel                  0                    $0                  294,000/14,000                   $ 210,000/15,000
Kris Janowski                   0                    $0                   81,000/20,000                   $   85,000/7,000
Nicholas Paccione               0                    $0                   13,000/27,000                   $   6,000/10,000


Employment Agreements

Paul Gallagher - President and Chief Executive Officer

     As of September 11, 2004, Mr. Gallagher entered into a two-year employment agreement to serve as the Company's President, Chief Operating Officer and a director. Mr. Gallagher was subsequently appointed to the position of Chief Executive Officer upon the retirement of Henry Arnberg.

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


Beverly Eichel - Executive Vice President, Chief Financial Officer and Secretary

     As of February 1, 2006, Ms. Eichel entered into a two-year employment agreement to serve as the Company's Executive Vice-President-Finance and Administration, Chief Financial Officer and Secretary

     Ms. Eichel's employment agreement provides for the payment of an annual salary of $275,000 during the first year of the agreement, and $290,000 during the second year of the agreement. The agreement also entitles Ms. Eichel to participate in and receive a bonus under the Company's annual incentive plan for key employees with a possible maximum bonus of 70% of Ms. Eichel's annual base salary. In addition, Ms. Eichel's employment agreement provides for the reimbursement of business expenses including an automobile and cellular phone allowance, the provision of health insurance and related benefits.

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

Director's Compensation

     Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors' fee of $6,000 plus $1,250 for each board or stockholder's meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company's 2004 Non-Employee Director Stock Option Plan. Under the terms of our 2004 Non-Employee Director Stock Option Plan, each non-employee director receives a grant of 10,000 options upon their appointment to the Board. In addition, each non-employee director receives an automatic grant of 10,000 options on the date of our Annual Meeting of Stockholder's, the exercise price for all of these options is the fair market value on the date grant. In fiscal 2002, the Board approved the issuance of 50,000 warrants to one independent director and one retired director for services rendered to the Company. The director was also granted certain registration rights associated with the warrants. The warrants had an exercise price of $.50 per share, which was the fair market value on the date of grant. In fiscal 2006, each independent director was issued 10,000 options under the Company's 2004 Non-Employee Stock Option. The options have an exercise price of $1.33 per share, which was the fair market value as of the date of the grant.

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

Long-Term Incentives

     In  order  to  align  long-term   executive   compensation  with  long-term
stockholder value improvements, the Committee has from time to time awarded stock option grants to executives of the Company in recognition of the value of these grants in motivating long-term strategic decision making. The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's Common Stock price. During the fiscal year ended January 28, 2006, 190,000 stock options were granted to the Company's senior executive officers. During the fiscal year ended January 29, 2005, 190,000 options were granted to the Company's senior executive officers.

Chief Executive Officer

     Mr. Gallagher's base salary and long-term incentive compensation are determined by the Compensation Committee based upon the same facts as those used by the Compensation Committee for executives in general. Effective September 11, 2004, Mr. Gallagher entered into a two year agreement that provides for his annual base salary at $325,000 for the first year and $350,000 for the second year. In formulating the terms of Mr. Gallaghers agreement, the Committee engaged and received guidance from an independent compensation consultant who advised them on the comparability and fairness to the stockholders of the terms of the employment agreement. Mr. Gallagher will receive a short-term incentive bonus payment from the Company for fiscal 2006.

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

                             COMPENSATION COMMITTEE:

                          Marvin Broitman (Chairperson)
                               Mary Ann Domuracki
                               Christopher Davino

Stock Option Plans

     The Company maintains two active stock option plans pursuant to which options to purchase an aggregate of 1,424,000 shares of Class A Common Stock may be granted. In addition, certain options granted pursuant to the Company's expired 1993 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan remained outstanding.

     1993 Stock Option Plan. The 1993 Stock Option Plan was adopted by the Board of Directors in December 1993 and was approved by the stockholders of the Company in July 1994 (the "1993 Plan"). The 1993 Plan, as amended, had 1,750,000 shares of Class A Common Stock reserved for issuance upon exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. ISOs may be granted under the 1993 Plan to employees and officers of the Company. Non-qualified options are permitted to be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the 1993 Plan was to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and to give them a greater personal interest in the success of the Company. The 1993 Plan is administered by the Stock Option Committee. The Committee, within the limitations of the 1993 Plan, determined the persons to whom options were granted, the number of shares to be covered by each option, whether the options granted were intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company were to be imposed on shares subject to options. Options granted under the 1993 Plan were not to be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any person were exercisable for the first time by such person during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The 1993 Plan was terminated in December 2003; however, options granted under the 1993 Plan will expire not more than five years from the date of grant. Options granted under the 1993 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     1994 Non-Employee Director Stock Option Plan. The 1994 Non-Employee Director Stock Option Plan, as amended, (the "Directors Plan") was adopted by the Board of Directors in September 1994 and was approved by the stockholders of the Company in June 1995. The Directors Plan had 234,375 shares of Class A Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director was automatically granted without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price of each option was the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option. The plan expired in September 2004.

     2003 Stock Option Plan. The 2003 Plan, as amended, was adopted by the Board of Directors in May 2003 and was approved by the stockholders of the Company in July 2003 (the "2003 Plan") and amended on January 25, 2006. The 2003 Plan currently has 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code or (ii) non-qualified stock options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

     The purpose of the 2003 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The 2003 Plan is administered by the Stock Option Committee. The Committee, within the limitations of the 2003 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on the shares subject to options. Options granted under the 2003 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of the grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any person are exercisable for the first time by such person during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. The 2003 Plan will terminate in December, 2013 which means no options may be granted after such date. Options granted under the 2003 Plan will expire not more than five years from the date of grant; however, any options outstanding on the termination date of the 2003 Plan will continue until they expire by their terms. Options granted under the 2003 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     2004 Non-Employee Director Stock Option Plan. The 2004 Plan was adopted by the Board of Directors in August 2004 and approved by the stockholders of the Company in January 2005 (the "2004 Plan"). The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company's independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Corporate Peformance Graph

     We believe that we are the only publicly-held firm in the embroidery equipment industry, and therefore do not believe that we can reasonably identify an embroidery industry-based peer group. We have elected to define a peer group based on a group of four industrial distributors, trading in similar SIC Codes, with relatively low market capitalization for a benchmark. The following graph and table compares the change in the cumulative total stockholder return for the five-year period beginning on January 31, 2002, and ending on January 28, 2006, based upon the market price of the Company's Class A Common Stock, with the cumulative total return of the NASDAQ Composite Index and the defined Peer Group. The Peer Group includes the following companies: Lancer Corp.; Quipp Inc.; Paul Mueller Company; and Key Technology Inc. The graph assumes a $100 investment on January 31, 2002 in each of the indices and the reinvestment of any and all dividends.

[GRAPHIC OMITTED]



             Comparison of Five-Year Cumulative Total Return Among
               Hirsch International Corp., NASDAQ Composite Index
          and an industry-based market capitalization-based peer group

                             1/31/02    1/31/03   1/31/04    1/29/05    1/28/06
                             -------    -------   -------    -------    -------

Hirsch International Corp.    $100       $ 85      $458       $202       $254
NASDAQ Composite Index         100         68       107        107        119
Peer Group                     100        102       139        157        187


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of March 30, 2006, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group:


Name and Address                                                             Amount and Nature of
of Beneficial Owner (1)                           Title of Class (2)         Beneficial Ownership              Percent of Class
-----------------------------------------    --------------------------    --------------------------       --------------------

Henry Arnberg.................                        Class A                         981,658                        12.3%
                                                      Class B                         500,018(3)                     95.2%

Paul Levine...................                        Class A                       1,074,621(4)                     13.5%
                                                      Class B                            -                             -

Paul Gallagher................                        Class A                         920,000(8)                     11.6%
                                                      Class B                            -                             -

Marvin Broitman...............                        Class A                          92,500(5)                      1.2%
                                                      Class B                            -                             -

Mary Ann Domuracki............                        Class A                          40,001(6)                       *
                                                      Class B                            -                             -

Christopher Davino............                        Class A                          10,000(7)                       *
                                                      Class B                            -                             -

Beverly Eichel................                        Class A                         324,000(9)                      4.0%
                                                      Class B                            -                             -

All Officers and Directors as                         Class A                       3,442,780                        43.1%
a group (six persons)                                 Class B                         500,018                        95.2%


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

(5) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.96, 12,500 shares of Class A Common Stock at an exercise price of $0.27, 10,000 shares of Class A Common Stock at an exercise price of $0.92 per share, 6,667 shares of Class A Common Stock at an exercise price of $1.02 per share and options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.33 per share. Also includes warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share. Does not include options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.02 per share and options to purchase 6,667 shares of Class A Common Stock at and exercise price of $1.33.

(6) Includes options to purchase 10,000 shares of Class A Common Stock at an exercise price of $0.89, 10,000 shares of Class A Common Stock at an exercise price of $0.27, 10,000 shares of Class A Common Stock at an exercise price of $0.92 per share, 6,667 shares of Class A Common Stock at an exercise price of $1.02 per share and options to purchase 3,334 shares of Class A Common Stock at an exercise price of $1.33 per share. Does not include options to 3,333 shares of Class A Common Stock at an exercise price of $1.02 per share and options to purchase 6,666 shares of Class A Common Stock at and exercise price of $1.33.

(7) Includes options to purchase 6,667 shares of Class A Common Stock at an exercise price of $1.01 per share and options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.33 per share. Does not include options to purchase 3,333 shares of Class A Common Stock at an exercise price of $1.01 per share and options to purchase 6,667 shares of Class A Common Stock at and exercise price of $1.33.

(8) Includes options to purchase 100,000, 275,000, 150,000 and 100,000 shares of Class A Common Stock at an exercise price of $0.95, $0.27, $1.12 and $1.34 per share respectively. Does not include options to purchase 25,000 shares of Class A Common Stock at an exercise price of $0.27 per share.

(9) Includes options to purchase 50,000, 154,000, 40,000 and 50,000 shares of Class A Common Stock at an exercise price of $0.52, $0.27, $1.12 and $1.34 per share respectively. Does not include options to purchase 14,000 shares of Class A Common Stock at an exercise price of $0.27 per share.

     The Company is unaware of any arrangements between stockholders that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 31, 2004. we executed a TUI Agreement with Tajima pursuant to which we sold all of the common stock constituting a 55% equity interest of our TUI subsidiary owned by us to Tajima. The Company's Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See Note 7 to the Consolidated Financial Statements).

     During the quarter ended April 30, 2004, we determined that our Hometown Threads subsidiary was not strategic to our long-term objectives. On October 22, 2004, we sold substantially all of the assets of our Hometown Threads subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 7 to the Consolidated Financial Statements).

     Prior to January 2003, we had advanced approximately $496,000 for premiums on split dollar life insurance for Henry Arnberg, the Company's Chairman of the Board and Paul Levine, our former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances are collateralized by the cash surrender value of the policies, which totaled in the aggregate approximately $989,000 at January 28, 2006 for both policies. The premiums for these policies are currently being paid out of the accumulated dividends for the policies.

     On April 2, 2004, we entered into a 36 month consulting agreement with Paul Levine, former Vice-Chairman of the Board of Directors. Under the agreement, Mr. Levine resigned from the Board of Directors and was relieved of all fiduciary positions or committees. Mr. Levine is longer an employee of the Company and for the term of the agreement is considered an independent contractor. A monthly fee of $9,166.67 will be paid to Mr. Levine, in addition to the cost of medical benefits as provided to executive level employees of the Company, premiums for his disability policy and payments under an automobile lease which expired January 18, 2005. Mr. Levine will provide consulting services for up to 4 days per month during the term of the agreement including attendance at trade shows, business development activities, contact with key customer accounts, product assessment and undertaking special projects.

     During the fourth quarter of fiscal 2005, Howard Arnberg, former President of Hometown Threads, received a lump sum payment in the amount of $92,500. This payment was made pursuant to a change of control provision in an employment agreement between Mr. Howard Arnberg and us in connection with the sale of Hometown Threads in October, 2004. Howard Arnberg is no longer affiliated with the Company.

     On December 1, 2004, we entered into a 36 month consultant agreement with Henry Arnberg, Chairman of the Board of Directors. Under the agreement, Mr. Arnberg is no longer an employee of the company, but will remain Chairman of the Board of Directors. A monthly fee of $12,500 will be paid to Mr. Arnberg in lieu of any other compensation for his service on the Board of Directors. Mr. Arnberg would continue to receive medical benefits as provided to the executive level of employees of the Company, premiums for his disability policy and payments under the current automobile lease until the lease expires. Mr. Arnberg will provide consulting services for up to 10 days per month during the term of the agreement including attendance at trade shows, contact with key customer accounts, product assessment and undertaking special projects.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The policy of the Audit Committee is to review and pre-approve both audit and non-audit services to be provided by our independent registered public accounting firm (other than certain exceptions permitted by the Sarbanes Oxley Act of 2002). The Audit Committee negotiates the annual audit fee directly with our independent registered public accounting firm. Any work in addition to these pre-approved services in a quarter requires the advance approval of the Audit Committee. The Audit Committee considered and discussed with BDO Seidman, LLP and management as to whether the provision of permitted non-audit services is compatible with maintaining BDO Seidman, LLP's independence. All fees for both audit and tax services were pre-approved by the Audit Committee.

     The following table sets forth the fees paid to BDO Seidman, LLP for professional services for each of the two fiscal years ended January 28, 2006 and January 29, 2005:

                                             2006                 2005
                                         ----------------     --------------
       Audit Fees......................    $157,000             $160,500
       Audit-Related Fees..............      17,000              114,000
       Tax Fees........................      30,500               30,500
                                         ----------------     --------------
                                           $204,500             $305,000
                                         ================     ==============

     Audit fees include fees billed for (a) the audit of Hirsch International Corp. and its consolidated subsidiaries, (b) the review of quarterly financial information, (c) attendance at the annual stockholders' meeting and (d) the statutory audit for one subsidiary.

     Audit-Related Fees include fees billed for (a) consultation on accounting matters and (b) the audit of an employee benefit plan and (c) assistance with the proposed merger with Sheridan Square Entertainment.

     Tax Fees include fees billed for the preparation of tax returns and consulting on tax examinations and planning matters.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


The following documents are filed as part of this report:

    (a)(1) All financial statements                              Page(s)
    Index to Consolidated Financial Statements..................  F-1
    Report of Independent Registered Public Accounting Firm.....  F-2
    Consolidated Balance Sheets.................................  F-3 to F-4
    Consolidated Statements of Operations.......................  F-5
    Consolidated Statements of Stockholders' Equity.............  F-6
    Consolidated Statements of Cash Flows.......................  F-7
    Notes to Consolidated Financial Statements..................  F-8 to F-27
    Exhibits....................................................  F-28 to F-32

    (a)(3) Exhibits which are listed on the Exhibit Index below

                                  EXHIBIT INDEX

  Exhibit No.       Description of Exhibit
----------------    ----------------------------------------------------------

     %3.1 Restated Certificate of Incorporation of the Registrant

     ^3.2 Amended and Restated By-Laws of the Registrant

     *4.1 Specimen of Class A Common Stock Certificate

     *4.2 Specimen of Class B Common Stock Certificate

     @10.1 Distributorship  Agreement dated as of April, 2004 among the Company,
          Tajima Industries Ltd ("Tajima"), Tajima USA, Inc ("TUI") and Tajima America Corp.("TAC")

     @10.2 Distributorship  Agreement dated as of April, 2004 among the Company,
          Tajima Industries Ltd ("Tajima"), Tajima USA, Inc ("TUI") and Tajima America Corp.("TAC")

  +++10.3 1993 Stock Option Plan, as amended

  ***10.4 2003 Stock Option Plan, as amended

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

   +10.12 Amendment No.3 to Loan and Security Agreement dated April 30, 2004

   @10.13 Amendment  No. 4 to Loan and  Security  Agreement  dated  August 31,
          2004.

  ## 10.14 Agreement and Plan of Merger dated July 20, 2005.

    10.15 Lease Agreement dated February 23, 2006 between the Company and 50 Engineers Road H LLC.

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

-------------------------------------------------------------------------------

     % Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.

     ^ Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended October, 31, 1997.

     @ Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 2004.

     + Incorporated by reference from Registrant's Form 10-K filed for the year ended January 29, 2005.

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

     *** Incorporated by reference from Registrant's definitive proxy statement filed with the Commission on December 21, 2005.

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

     ++++ Incorporated by reference from Registrant's Report on Form 10-K filed with the Commission on April 30, 2003.

     # Incorporated by reference from Registrant's Report on Form 10-Q filed with the Commission on September 15, 2003.

     ## Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on July 26, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HIRSCH INTERNATIONAL CORP.
                                   Registrant

                                   By:
                                     -----------------------------
                                     Paul Gallagher, President
                                     Chief Executive Officer and
                                     Chief Operating Officer
Dated:  April 27, 2006

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


Signature                                      Title                                                 Date
---------                                      -----                                                 ----


----------------------------------    Chairman of the Board of Directors                          April 27, 2006
Henry Arnberg


----------------------------------    President, Chief Executive Officer (Principal               April 27, 2006
Paul Gallagher                        Executive Officer), Chief Operating Officer and
                                      Director



----------------------------------    Executive VP-Finance and Administration, and Chief          April 27, 2006
Beverly Eichel                        Financial Officer (Principal Accounting and Financial
                                      Officer), Secretary


----------------------------------    Corporate Controller                                        April 27, 2006
Daniel Vasquez


----------------------------------    Director                                                    April 27, 2006
Marvin Broitman


----------------------------------    Director                                                    April 27, 2006
Mary Ann Domuracki


----------------------------------    Director                                                    April 27, 2006
Christopher Davino

                          INDEX TO FINANCIAL STATEMENTS
                           HIRSCH INTERNATIONAL CORP.


Report of Independent Registered Public Accounting Firm                          F-2

Consolidated Financial Statements

         Balance Sheets as of January 28, 2006 and January 29, 2005              F-3-F-4

         Statements of Operations for the years ended
                  January 28, 2006, January 29, 2005 and January 31, 2004        F-5

         Statements of Stockholders' Equity for the years ended
                  January 28, 2006, January 29, 2005 and January 31, 2004        F-6

         Statements of Cash Flows for the years ended
                  January 28, 2006, January 29, 2005 and January 31, 2004        F-7

         Notes to the Consolidated Financial Statements                          F-8-F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Hirsch International Corp.
Hauppauge, New York


     We have  audited the  accompanying  consolidated  balance  sheets of Hirsch
International Corp. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.



-----------------------------
BDO Seidman, LLP
Melville, New York

March 31, 2006, except for Note 16 which is April 26, 2006.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                              JANUARY 28,           JANUARY 29,
ASSETS                                                                           2006                   2005
                                                                         ---------------------  ---------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                 $13,166,000              $6,398,000
   Restricted cash (Note 2c)                                                     510,000               5,650,000

   Accounts receivable, net of an allowance for possible losses
   of $372,000 and $630,000, respectively (Notes 4 and 15c)                    4,929,000               4,914,000
   Inventories, net (Notes 3, 4 and 15c)                                       4,128,000               5,776,000
   Other current assets                                                          513,000                 393,000
   Assets of discontinued operations (Note 7)                                          -                 831,000
                                                                         ---------------------  ---------------------
                          Total current assets                                23,246,000              23,962,000
                                                                         ---------------------  ---------------------

PROPERTY, PLANT AND EQUIPMENT, Net (Note 6)                                    1,574,000               1,949,000
OTHER ASSETS (Note 8)                                                          1,534,000                 715,000
                                                                         ---------------------  ---------------------
                              TOTAL ASSETS                                   $26,354,000             $26,626,000
                                                                         =====================  =====================


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                                JANUARY 28,                   JANUARY 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2006                          2005
                                                                            ---------------------         ---------------------

CURRENT LIABILITIES:

   Accounts payable and accrued expenses (Notes 4,9,15(d))                           $9,428,000                    $8,346,000
   Capitalized lease obligation - short term (Note 10)                                1,270,000                       148,000
   Customer deposits and other                                                          430,000                       585,000
   Liabilities of discontinued operations (Note 7)                                           -                      1,495,000

                                                                            ---------------------         ---------------------
                  Total current liabilities                                          11,128,000                    10,574,000

CAPITALIZED LEASE OBLIGATIONS - Less current maturities (Note 10)                             -                     1,270,000
DEFERRED GAIN - (Note 10)                                                               608,000                       727,000
                                                                            ---------------------         ---------------------
                                                                                     11,736,000                    12,571,000
   Total liabilities                                                        ---------------------         ---------------------

COMMITMENTS AND CONTINGENCIES (Note 15, 16)

STOCKHOLDERS' EQUITY (Note 12):
   Preferred stock, $.01 par value; authorized:
   1,000,000 shares; issued: none                                                             -                             -
   Class A common stock, $.01 par value; authorized: 20,000,000 shares;
   issued and outstanding; 9,104,000 and 9,002,000 shares respectively                   91,000                        90,000
   Class B common stock, $.01 par value; authorized: 3,000,000 shares,
   outstanding: 525,000 and 600,000 shares, respectively                                  5,000                         6,000
   Additional paid-in capital                                                        41,471,000                    41,465,000
   Accumulated deficit                                                             (24,952,000)                  (25,489,000)
                                                                            ---------------------         ---------------------
                                                                                     16,615,000                    16,072,000
   Less: Treasury Class A Common stock at cost - 1,143,000 shares at
   January 28, 2006 and 1,164,000 shares at January 29, 2005 (Note 13)                1,997,000                     2,017,000
                                                                            ---------------------         ---------------------
        Total stockholders' equity                                                   14,618,000                    14,055,000
                                                                            ---------------------         ---------------------
                                                                                    $26,354,000                   $26,626,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  =====================         =====================

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                                                             Years Ended
                                                                         January 28,          January 29,         January 31,
                                                                            2006                2005                2004
                                                                       ----------------    ----------------    ----------------
                                                                          $51,139,000         $44,394,000         $47,116,000
NET SALES

COST OF SALES (Note 15d,e)                                                 34,033,000          30,660,000          32,003,000
                                                                       ----------------    ----------------    ----------------
                                                                           17,106,000          13,734,000          15,113,000
GROSS PROFIT
                                                                       ----------------    ----------------    ----------------

OPERATING EXPENSES
    Selling, general and administrative expenses                           16,337,000          15,874,000          18,204,000
    Restructuring costs (income)                                              147,000                   -           (716,000)
                                                                       ----------------    ----------------    ----------------
                  Total operating expenses                                 16,484,000          15,874,000          17,488,000
                                                                       ----------------    ----------------    ----------------

OPERATING INCOME (LOSS)                                                       622,000         (2,140,000)         (2,375,000)
                                                                       ----------------    ----------------    ----------------

OTHER INCOME  (EXPENSE)
    Interest expense                                                        (166,000)           (185,000)           (215,000)
    Transaction costs (Note 16)                                             (605,000)                   -                   -
    Other income (expense) - net                                              271,000             186,000             565,000
                                                                       ----------------    ----------------    ----------------
                  Total other (expense) income                              (500,000)               1,000             350,000
                                                                       ----------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION (BENEFIT) FOR INCOME
TAXES, AND DISCONTINUED OPERATIONS                                            122,000          (2,139,000)         (2,025,000)

INCOME TAX PROVISION (Note 11)                                                 32,000               9,000              25,000
                                                                       ----------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                       90,000         (2,148,000)         (2,050,000)

INCOME FROM DISCONTINUED OPERATIONS - NET (Note 7)
(Includes $943,000 gain on sale
of Hometown Threads for fiscal 2005)                                          447,000             376,000           2,494,000
                                                                       ----------------    ----------------    ----------------
                                                                             $537,000        ($1,772,000)            $444,000
NET INCOME (LOSS)
                                                                       ================    ================    ================

INCOME/(LOSS) PER SHARE:
    BASIC:
    Income (loss) from continuing operations                                    $0.01             ($0.26)             ($0.24)
    Income (loss) from discontinued operations                                   0.05                0.05                0.29

                                                                       ================    ================    ================
         Net income (loss)                                                      $0.06            ($0.21)                $0.05
                                                                       ================    ================    ================

    DILUTED:
    Income (loss) from continuing operations                                    $0.01             ($0.26)             ($0.24)
    Income (loss) from discontinued operations                                   0.05                0.05                0.29

                                                                       ================    ================    ================
         Net income (loss)                                                      $0.06             ($0.21)               $0.05
                                                                       ================    ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION
OF INCOME (LOSS) PER SHARE
    Basic                                                                   8,481,000           8,351,000           8,571,000
                                                                       ================    ================    ================
    Diluted                                                                 9,617,000           8,351,000           8,571,000
                                                                       ================    ================    ================
See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004
-------------------------------------------------------------------------------

                                                             Class A                         Class B
                                                          Common Stock                     Common Stock
                                                            (Note 12)                      (Note 12)
                                               --------------------------------   ------------------------------
                                                  Shares          Amount          Shares            Amount         Additional
                                                                                                                  Paid-In Capital
                                               ---------------   --------------   ------------    --------------  ----------------

BALANCE, JANUARY 31, 2003                            6,815,000          $68,000      2,668,000         $27,000        $41,397,000
     Exercise of stock options & warrants               12,000               --             --              --             11,000
    Dividends                                               --               --             --              --                 --
    Purchase of treasury shares (Note 13)                   --               --             --              --                 --
  Net income                                                --               --             --              --                 --
                                               ---------------   --------------   ------------    --------------  ----------------
BALANCE, JANUARY 31, 2004                            6,827,000           68,000      2,668,000          27,000         41,408,000
   Exercise of stock options & warrants                107,000            1,000             --              --             57,000
   Dividends                                                --               --             --              --                 --
  Transfers                                          2,068,000           21,000    (2,068,000)        (21,000)                 --
    Net loss                                                --               --             --              --                 --
                                               ---------------   --------------   ------------    --------------  ----------------
BALANCE, JANUARY 29, 2005                            9,002,000           90,000        600,000           6,000         41,465,000
   Exercise of stock options & warrants                 27,000               --             --              --              6,000
  Transfers                                             75,000            1,000       (75,000)         (1,000)                 --
  Treasury shares issued for services                       --               --             --              --                 --
    Net income                                              --               --             --              --                 --
                                               ---------------   --------------   ------------    --------------  ----------------
BALANCE, JANUARY 28, 2006                            9,104,000          $91,000        525,000          $5,000        $41,471,000
                                               ===============   ==============   ============    ==============  ================



                                                                        Treasury
                                                   Accumulated            Stock
                                                     Deficit             (Note 13)            Total
                                               --------------------    ---------------    ---------------

BALANCE, JANUARY 31, 2003                          $ (23,825,000)      $ (1,602,000)        $16,065,000
    Exercise of stock options & warrants                       --                 --             11,000
    Purchase of treasury shares (Note 13)                      --          (415,000)          (415,000)
    Dividends                                           (257,000)                 --          (257,000)
     Net income                                           444,000                 --           $444,000
                                               --------------------    ---------------    ---------------
BALANCE, JANUARY 31, 2004                            (23,638,000)        (2,017,000)        $15,848,000
    Exercise of stock options & warrants                       --                 --             58,000
    Dividends                                            (79,000)                 --           (79,000)
     Net loss                                         (1,772,000)                 --        (1,772,000)
                                               --------------------    ---------------    ---------------
BALANCE, JANUARY 28, 2005                            (25,489,000)        (2,017,000)         14,055,000
    Exercise of stock options & warrants                       --                 --              6,000
  Treasury shares issued for services                          --             20,000             20,000
     Net income                                           537,000                 --            537,000
                                               --------------------    ---------------    ---------------
BALANCE, JANUARY 28, 2006                           $(24,952,000)       $(1,997,000)        $14,618,000
                                               ====================    ===============    ===============

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JANUARY

------------------------------------------------------------------------------

                                                                             January 28,         January 29,          January 31,
                                                                                 2006                2005                 2004
                                                                                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $537,000         $(1,772,000)            $444,000
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                 582,000              786,000             887,000
   Gain on sale of assets                                                              -                    -            (50,000)
   Recognized gain on sale of building                                         (119,000)            (119,000)           (119,000)
   Provision for (reversal of) reserves                                          570,000            (200,000)           (140,000)
   Minority interest                                                                   -                    -            235,000
   Reversal of restructuring accrual reserves                                          -                    -           (716,000)
   Gains from discontinued operations                                          (447,000)            (943,000)         (2,000,000)
   Treasury stock issued for services                                             20,000

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                          (65,000)            1,838,000         (2,493,000)
   Net investments of sales type leases                                           43,000             (85,000)            553,000
   Inventories                                                                 1,298,000            1,142,000          1,431,000
   Other current assets and other assets                                           9,000            (315,000)            453,000
   Trade acceptances payable                                                           0          (1,324,000)            355,000
   Accounts payable and accrued expenses                                         426,000              280,000          1,994,000
   Prepaid income taxes and income taxes payable                                 (6,000)              (8,000)          3,176,000
                                                                          ---------------    -----------------    -----------------
     Net cash provided by (used in) operating activities                       2,848,000            (720,000)          4,010,000
                                                                          ---------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (49,000)            (166,000)           (552,000)
   Proceeds from sale of fixed assets                                                                       -            100,000
   Proceeds from sale of subsidiary                                                                 1,139,000            500,000
   Investment in Sheridan Square Entertainment, LLC                          (1,000,000)
                                                                          ---------------    -----------------    -----------------
     Net cash (used in) provided by investing activities                     (1,049,000)              973,000             48,000
                                                                          ---------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted cash                                                             5,140,000          (2,650,000)         (2,100,000)
   Repayments of long-term debt                                                (177,000)            (147,000)           (123,000)

   Exercise of stock options                                                       6,000               58,000             11,000
   Payment of dividends                                                                              (79,000)           (170,000)
   Purchase of treasury shares                                                                              -           (415,000)
                                                                          ---------------    -----------------    -----------------
     Net cash provided by (used in) financing activities                       4,969,000          (2,818,000)         (2,797,000)
                                                                          ---------------    -----------------    -----------------
 NCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               6,768,000          (2,565,000)          1,261,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   6,398,000            8,963,000          7,702,000
                                                                          ---------------    -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        13,166,000           $6,398,000         $8,963,000
                                                                          ===============    =================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest and bank fees paid                                                  $569,000             $566,000           $584,000
                                                                          ===============    =================    =================
   Income taxes paid                                                             $41,000              $50,000           $350,000
                                                                          ===============    =================    =================

Supplemental Disclosure of non-cash investing activity: In connection with the sale of its TUI subsidiary effective January 31, 2004, the Company incurred accounts payable to TUI in the amount of $4.5 million.

See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004

-------------------------------------------------------------------------------

1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL" or "HAPL Leasing"), Hirsch Business Concepts LLC ("HBC"), Hometown Threads LLC ("Hometown") through October 22, 2004, and Tajima USA, Inc. ("TUI") through January 31, 2004 (collectively, the "Company").

     The Company is a single source provider of sophisticated equipment and value added products and services to the embroidery industry. The embroidery equipment and value added products sold by the Company are widely used by contract embroiderers, large and small manufacturers of apparel and fashion accessories, retail stores and embroidery entrepreneurs servicing specialized niche markets.

     As of January 31, 2004 the Company sold its majority position in TUI to Tajima Industries, Ltd. ("Tajima") and its earnings have been reported as discontinued operations.

     See Note 7 to the Consolidated Financial Statements for discontinued operations of HAPL, Hometown and TUI.

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

     b. Revenue Recognition - The Company distributes embroidery equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In fiscal years 2006, 2005, and 2004, most sales of new equipment did not require installation as a substantive part of its sales and accordingly; these sales were recorded at the time of shipment.

          Service revenues and costs are recognized when services are provided. Sales of software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

     c. Cash Equivalents - Cash equivalents consist of money market accounts with initial maturities of three months or less. As of January 28, 2006, the Company had $0.5 million in restricted cash which was used as a security deposit for the Company's corporate headquarters in Hauppauge, NY. As of January 29, 2005, the Company had $5.7 million in restricted cash which was used to collateralize outstanding standby letters of credit. During fiscal 2006, the Company terminated the standby letter of credit related to machine purchases, thereby unrestricting $5.2 million in cash. On February 23, 2006, the Company terminated its lease for its corporate headquarters and terminated its standby letter of credit which then in turn unrestricted its cash.

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

     f. Foreign Currency Transactions - Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company's major supplier. Gains and losses from foreign currency transactions are included in cost of sales.

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

     l. Income (Loss) Per Share - Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants of 1,136,000 were dilutive for the fiscal year ended January 28, 2006 and 160,000 outstanding options were not dilutive. Outstanding options and warrants of 1,253,000, and 1,258,000 were anti-dilutive for the fiscal years ended January 29, 2005 and January 31, 2004, respectively. Included in the calculation of basic and diluted earnings per share were 1,143,000 in treasury shares.

     m. Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method.

          The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation," ("SFAS 123") which requires the disclosure of pro forma net income (loss) and earnings
          (loss) per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Fiscal 2006: dividend yield of 0.00%, volatility of 78% and risk free interest rate of 4.45% for grants on 1/27/06,volatility of 71% and risk free interest rate of 3.84% for grants on 6/10/05, volatility of 74% and risk free interest rate of 3.72% for grants on 4/1/05 and an expected life of 5 years. Fiscal 2005: dividend yield of 0.00%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.40% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004. Fiscal 2004: dividend yield of 4.00%, volatility of 72%, risk-free interest rate of 2.37% for grants on 06/02/2003, 2.14% for grants on 06/16/2003 and 2.63% for grants on 07/09/2003 and an expected life of 5 years. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of the options granted during 2006, 2005 and 2004 was $1.24, $1.11 and $0.84, respectively.

          If compensation cost for the Company's stock options had been determined consistent with SFAS No. 123, the Company's net income
          (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:


                                                                    Year Ended
                                           January 28               January 29              January 31
                                              2006                     2005                    2004
                                              ----                     ----                    ----

Net income (loss):
  Net income (loss) as reported             $537,000               $(1,772,000)              $444,000

Deduct Total stock-based employee
compensation expense determined
under fair value method                      229,000                  103,000                 70,000
                                       --------------------     --------------------    --------------------
  Pro forma net income (loss)               $308,000               $(1,875,000)              $374,000
                                       ====================     ====================    ====================
Earnings (loss) per share:
  Basic - as reported                         $0.06                   $(0.21)                  $0.05
  Basic - pro forma                           $0.04                   $(0.22)                  $0.04

  Diluted - as reported                       $0.06                   $(0.21)                  $0.05
  Diluted- pro forma                          $0.03                   $(0.22)                  $0.04

     n.   Comprehensive Income - Statement of Financial Accounting Standards No.
          130. "Reporting Comprehensive Income" ("SFAS 130") is equivalent to the Company's net income for fiscal years 2006, 2005 and 2004.

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

     p. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at January 28, 2006 and January 29, 2005, the fair value of the Company's financial instruments approximated the carrying value.

     q. Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following:

               In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will have no impact on our results of operations or our financial position.

               In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees," and is effective beginning the first annual or interim period after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement could have a material effect on our financial position or results of operations. We intend to implement this statement in the first quarter of fiscal 2007.

               In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, "Accounting for
          Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have a material effect on our financial position

               In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on our results of operations or our financial position.

               In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Assets Retirements Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006. Also in March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payments" ("SAB 107"). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based compensation for public companies. We intend to apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

     r. Reclassifications - Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

     s. Shipping and handling expenses - The Company records freight charges to customers in net sales and the cost of the freight in cost of sales. Other freight costs are expensed in operating expenses on the statement of operations. These expenses were approximately; $230,000, $200,000, and $334,000 during the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

     t. Advertising expenses - The Company expenses advertising as incurred. These expenses were approximately; $419,000, $673,000, and $608,000 during the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively

3. INVENTORIES

                                         January 28,           January 29,
                                      ------------------    -------------------
                                            2006                   2005
                                      ------------------    -------------------

New machines                                 $2,386,000             $3,824,000
Used machines                                   183,000                566,000
Parts and accessories                         2,868,000              2,979,000
Less reserve for slow-moving
inventory                                   (1,309,000)            (1,593,000)
                                      ------------------    -------------------
Total                                        $4,128,000             $5,776,000
                                      ------------------ -- -------------------


4. CHANGES IN RESERVES

Allowance for Doubtful Accounts:
--------------------------------

                                       Opening                                                             Ending
                                       Balance        Additions         Write Offs       Adjustments       Balance
                                       -------        ---------         ----------       -----------       -------

     Year ended January 28, 2006    $   630,000      $ 150,000         $    408,000     $         0        $  372,000

     Year ended January 29, 2005    $   680,000      $       0         $          0     $   (50,000)       $  630,000

     Year ended January 31, 2004    $ 1,451,000      $ 230,000         $ (1,001,000)    $         0        $  680,000



     Inventory Reserve
     -----------------
                                       Opening                                                             Ending
                                       Balance        Additions         Write Offs       Adjustments       Balance
                                       -------        ---------         ----------       -----------       -------

     Year ended January 28, 2006    $ 1,593,000       $ 350,000       $    634,000       $          0      $1,309,000

     Year ended January 29, 2005    $ 1,582,000       $  59,000       $  (148,000)       $    100,000      $1,593,000

     Year ended January 31, 2004    $ 1,946,000       $  80,000       $          0       $   (444,000)     $1,582,000

     Warranty Reserve
     ----------------
                                       Opening                                                             Ending
                                       Balance        Additions         Write Offs       Adjustments       Balance
                                       -------        ---------         ----------       -----------       -------

     Year ended January 28, 2006    $   543,000       $  187,819       $         0       $   (117,819)    $  613,000

     Year ended January 29, 2005    $   543,000       $  233,602       $         0       $   (233,602)    $  543,000

     Year ended January 31, 2004    $   543,000       $  257,896       $         0       $   (257,896)    $  543,000



During fiscal 2005, the Company reversed $50,000 in Accounts Receivable reserves that were no longer necessary. The Company also received a $100,000 credit from TUI (a former subsidiary) included in inventory reserve. During fiscal 2004, the Company reversed $444,000 in inventory reserves that were no longer necessary.


5. NET INVESTMENT IN SALES-TYPE LEASES

                                                                                   January 28,             January 29,
                                                                                --------------------    -------------------
                                                                                       2006                   2005
                                                                                --------------------    -------------------
Total minimum lease payments receivable                                                         $0               $228,000
Estimated residual value of leased property (unguaranteed) (A)                                   0                461,000
Reserve for estimated uncollectible lease payments                                               0                (50,000)
Less: Unearned income                                                                            0                (56,000)
                                                                                --------------------    -------------------
Net investment - Included in Assets of discontinued operations                                  $0               $583,000
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


6. PROPERTY, PLANT AND EQUIPMENT

                                                                             January 28,           January 29,
                                                                         --------------------    -----------------
                                                                                2006                   2005
                                                                         --------------------    -----------------
Property Under Capital Lease Obligation                                           $1,786,000           $1,786,000
Software                                                                             614,000              614,000
Machinery and equipment                                                              800,000              760,000
Furniture and fixtures                                                               319,000              319,000
Automobiles                                                                           15,000               35,000
Leasehold improvements                                                               604,000              594,000
                                                                         --------------------    -----------------
Total                                                                              4,138,000            4,108,000
Less: Accumulated depreciation and amortization                                  (2,564,000)          (2,159,000)
                                                                         --------------------    -----------------
Property, plant and equipment, net                                                $1,574,000           $1,949,000
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

     In September 2003, the Company entered into a transaction whereby the Company sold to Beacon Funding Corporation the residual receivables associated with the lease portfolio for approximately $375,000. In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of the lease portfolio. In conjunction with the termination of the portfolio, the Company reversed, as part of discontinued operations, $270,000 of reserves that had previously been recorded in fiscal 2002.

Assets and liabilities of discontinued operations of HAPL Leasing are as follows (in thousands):


                                                              For the year ended,
                                                       January 28,             January 29,
                                                           2006                   2005
                                                    -------------------      ----------------
 Assets:
   Accounts receivable.........................            $0                   $   92
   Minimum lease payments receivable and
   residuals (Note 5)......                                 0                      583
   Inventory...................................             0                        0
   Prepaid taxes and other assets.....                      0                        8
                                                    -------------------      ----------------
Total Assets...................................            $0                   $  683
                                                    ===================      ================

Liabilities:
   Accounts payable and accrued expenses                   $0                   $1,009
   Income taxes payable.......................              0                       87
                                                    -------------------      ----------------
Total Liabilities............................              $0                   $1,096
                                                    ===================      ================

Summary operating results of the discontinued operations of HAPL Leasing are as follows (in thousands):


                                               For the year ended
                                         January 28,       January 29,      January 31,
                                             2006             2005              2004
                                             ----             ----              ----
Revenue ...........................          $ 32             $107             $ 619
Gross profit.......................            32               85               278
Income (loss) from discontinued
operations.......                            $270             $  0            $2,000



     Effective January 29, 2005, the Company executed an agreement with Tajima Industries, Ltd. pursuant to which the Company sold all of the common stock (the "Shares") constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima, upon the terms and conditions set forth in a certain Purchase and Sale Agreement by and among the Company, Tajima and TUI (the "Agreement"). Upon the consummation of the sale, Tajima owned 100% of TUI and the Company no longer had an influence over the operations of TUI. TUI is reflected as discontinued operations in the financial statements.

     The purchase price (the "Purchase Price") for the Shares was equal to the Book Value (as defined in the Agreement) calculated in accordance with generally accepted accounting principles. At the closing, Tajima paid the Company the sum of $500,000 (the "Initial Payment") in partial payment of the Purchase Price. The remaining balance due on the Purchase Price was paid in accordance with the terms of the Agreement.

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

Summary operating results of the discontinued operations of TUI (in thousands) are as follows:

                                                      For the year
                                                         ended
                                                      January 31,
                                                         2004
                                                     --------------
    Revenue                                             $13,228
    Gross profit                                          1,812
    Income (Loss) from Discontinued Operations             $965


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

     As a result of the sale of the Hometown Threads subsidiary, the Company recognized a gain of approximately $943,000 in fiscal 2004.

     The Buyer withheld $200,000 from the selling price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies were resolved. During the fourth quarter of fiscal 2006, the Company resolved the remaining open contingencies and recognized income from discontinued operations of approximately $177,000.

     Hometown Threads, LLC was accounted for as discontinued operations in the consolidated financial statements for all periods presented.


Assets and liabilities of the discontinued operations of Hometown Threads, LLC are as follows (in thousands):

                                                       January 29,
                                                          2005
                                                   ------------------
    Assets:
    Accounts receivable                                      148
    Property, Plant & Equipment                                -
    Other Assets                                               -
                                                   ------------------
    Total Assets                                           $ 148
                                                   ==================

    Liabilities:
    Accounts payable and accrued expenses                  $ 399
                                                   ------------------
                                                   ------------------
    Total Liabilities                                      $ 399
                                                   ==================

Summary operating results of the discontinued operations of Hometown Threads, LLC (in thousands) are as follows:


                                                        For the year ended
                                           January 28,      January 29,     January 31,
                                               2006            2005             2004
                                          --------------- ---------------- ---------------
    Revenue                                         $0           $1,425          $1,693
    Gross profit                                     0              646             867
    Gain on Sale                                     0              943               0
    Income (Loss) from
        Discontinued Operations                   $177          $ (567)         $ (471)


8. OTHER ASSETS

                                               January 28,        January 29,
                                            ----------------   ---------------
                                                 2006                2005
                                            ----------------   ----------------
   Deferred financing costs (1)                          $0           $ 527,000
   Officers Loans Receivable (2)                    496,000             496,000
   Investment in SSE, LLC (3)                     1,000,000                   -
   Other                                             38,000              61,000
                                            ----------------   ----------------
   Total other assets                            $1,534,000          $1,084,000

   Accumulated amortization of Long Term
   Other Assets                                           -           (369,000)
                                            ----------------   ----------------

   Other Assets, net                            $ 1,534,000            $715,000
                                            ================   ================

     (1) Deferred financing costs related to the (3 year) Loan and Security Agreement in November 2002, and were being amortized over the term of the agreement from Congress Financial Corp.

     (2) Related to split dollar life insurance policy on 2 officers of the Company. The Company no longer pays the premiums on the policies which are collateralized by the cash surrender value of the policies of $989,000 at January 28, 2006.

     (3) On July 20, 2005 the Company entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. ("Sheridan Square"), a privately held producer of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. In connection with the merger agreement the Company purchased 20 shares of Series B Preferred Stock of Sheridan Square for $500,000. On September 19, 2005, the Company purchased an additional 20 shares of series B Preferred stock for $500,000. The Series B Preferred Stock is senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrue at the rate of 8% per annum of the sum of the stated value of each share ($25,000) commencing January 1, 2006, provided that in the event a "Disposition Transaction" (as defined in the Certificate of Designation of the Series B Preferred Stock) has not occurred by April 1, 2006, the dividend rate shall increase to 14% per annum and provided further that if a Disposition Transaction does not occur by July 1, 2006, the dividend rate shall increase to 18% per annum. Upon the consummation of the merger, the Series B Preferred Stock will be cancelled and of no further force and effect. As of January 28, 2006, the Company expensed approximately $605,000 in transaction costs associated with the termination of the merger between Sheridan Square Entertainment and Hirsch. (See Note 16 to the Consolidated Financial Statements).

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    January 28,         January 29,
                                                        2006              2005
                                                   ---------------    --------------
Other accrued expenses                                $ 1,232,000         $ 516,000
Accounts payable                                        6,302,000         6,887,000
Accrued payroll and bonus costs                         1,281,000           400,000
Accrued warranty                                          613,000           543,000
                                                   ---------------    --------------
Total accounts payable and accrued expenses           $ 9,428,000        $8,346,000
                                                   ===============    ==============


10. LONG TERM OBLIGATIONS

                                                    January 28,             January 29,
                                                        2006                    2005
                                                ---------------------    -------------------
                                                          $1,270,000             $1,418,000
Obligation Under Capital Lease (A)
Deferred Gain on Sale of Building (B)                        608,000                727,000
                                                ---------------------    -------------------

    Total                                                  1,878,000              2,145,000
Less: Current maturities                                 (1,270,000)              (148,000)
                                                ---------------------    -------------------
                                                            $608,000             $1,997,000
Long-term maturities                            =====================    ===================


(A) Obligation Under Capital Lease of the Company at January 28, 2006 matures as follows:


        Fiscal Year Ending January 28, 2006                   $ 1,705,000
        Less:  Amount representing interest                     (435,000)
                                                           -----------------
        Present value of net minimum lease payments             1,270,000
        Less current portion                                    1,270,000
                                                           -----------------
        Long term lease obligations                                    $0
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

     On February 23, 2006, the Company terminated this lease and concurrently signed a new operating lease of a facility also located in Hauppauge, New York.

     In the first quarter of Fiscal 2007, the Company will write off certain balance sheet items related to the sales leaseback transaction previously recorded in connection with the termination of the lease. The remaining assets of approximately $1.2 million will be netted against the remaining liabilities of approximately $1.2 million. In addition, after payment of surrender fees of approximately $500,000, related to the termination of the lease, the Company will recognize the remaining $100,000 in deferred gain.

11. INCOME TAXES


     The income tax provision from continuing operations for each of the periods presented herein is as follows:


                                                  January 28,            January 29,           January 31,
                                                -----------------     ------------------     -----------------
                                                      2006                  2005                    2004
                                                -----------------     ------------------     -----------------
        Current:
           Federal                                        $ -                    $ -                   $ -
           State                                          32,000                  9,000                25,000
                                                -----------------     ------------------     -----------------
        Total current                                     32,000                  9,000                25,000
                                                -----------------     ------------------     -----------------
        Deferred:
           Federal                                             -                      -                     -
           State and foreign                                   -                      -                     -
                                                -----------------     ------------------     -----------------
        Total deferred:                                        -                      -                     -
                                                -----------------     ------------------     -----------------
        Total income tax provision                        $32,000                 $9,000               $25,000
                                                =================     ==================     =================


The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at January 28, 2006 and January 29, 2005 are as follows:


                                                     January 28, 2006                           January 29, 2005
                                                     ----------------                           ----------------
                                                                                       Net Current
                                             Net Current          Net Long-              Deferred              Net Long-
                                            Deferred Tax        Term Deferred              Tax               Term Deferred
                                               Assets             Tax Assets              Assets              Tax Assets
                                           ----------------    -----------------    -------------------    ------------------


Accounts receivable                               $149,000                     -              $231,000                     $-
Inventories                                        556,000                     -               681,000                      -
Accrued warranty costs                             245,000                     -               217,000                      -
Acquisition costs                                  256,000                     -                     -                      -
Other accrued expenses                               9,000                     -                10,000                      -
Property, Plant and Equipment                            -               332,000                     -                      -
Purchased technologies and goodwill                      -             1,658,000                     -              1,958,000
Net operating loss                                       -            11,151,000                     -             10,079,000
Reserves for discontinued operations                     -                     -               377,000                      -
Gain on sale of building                           243,000                     -                     -                291,000
                                           ----------------    -----------------                           ------------------
                                                 1,458,000            13,141,000             1,516,000             12,328,000
Less valuation allowance                       (1,458,000)          (13,141,000)           (1,516,000)           (12,328,000)
                                           ----------------    -----------------    -------------------    ------------------
                                                        $-                    $-                    $-                     $-
                                           ================    =================    ===================    ==================

A full valuation allowance for such deferred tax assets has been established at January 28, 2006 and January 29, 2005, since the Company cannot determine the future utilization of those assets.


Net operating loss carry-forwards of $19.9 million for federal and $48.8 million for state expire on various dates through 2024.


A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

                                                                                 Year Ended
                                                            January 28,         January 29,          January 31,
                                                          ----------------    -----------------    ----------------
                                                               2006                 2005                2004
                                                          ----------------    -----------------    ----------------

Federal statutory income tax rate                              34.0%              (34.0)%              (34.0)%
State income taxes, net of Federal benefit                     36.8                  -                   1.0
Permanent differences                                          41.4               (45.0)                27.3
Valuation Allowance                                           (75.4)                 79                  6.9
                                                          ----------------    -----------------    ----------------
Effective income tax rate                                      36.8%                 0%                   1.2%
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

     b. Stock Option Plans - The Company maintains two active stock option plans (2003 and 2004) pursuant to which an aggregate of approximately 1,424,000 shares of Common Stock may be granted. In addition, certain options granted pursuant to the Company's expired stock option plan and 1994 Non-Employee Director Stock Option Plan remained outstanding.

The 1993 Stock Option Plan (the "1993 Plan") had 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either
(i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

Stock option transactions during the years ended January 28, 2006, January 29, 2005 and January 31, 2004 for the 1993 Plan are summarized below:


                                                        Shares                Exercise              Weighted Average
                                                                             Price Range             Exercise Price
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2003                    1,058,000              $0.27-$1.00                $0.50

   Options canceled                                        (18,000)             $0.27-$21.13                $1.09
   Options exercised                                       (12,000)              $0.27-$1.00                $1.88
   Options issued                                            40,000              $0.72-$0.86                $0.79
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2004                    1,068,000              $0.27-$5.25                $0.50

   Options canceled                                        (95,000)              $0.27-$5.25                $1.36
   Options exercised                                      (100,000)              $0.27-$1.00                $0.56
   Options issued                                                 -                        -                    -
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 29, 2005                      873,000              $0.27-$2.72                $0.40

   Options canceled                                        (34,000)              $0.27-$2.72                $0.68
   Options exercised                                       (27,000)              $0.99-$1.33                $1.11
   Options issued                                                 -                        -                    -
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 28, 2006                      812,000              $0.27-$0.95                $0.38
                                                    =================    =====================    ======================
                                                            767,000              $0.27-$0.95                $0.39
Options exercisable at January 28, 2006             =================    =====================    ======================


                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
----------------------------    ----------------    -----------------    -------------    ----------------    -------------
          $0.95                    100,000                1.0               $0.95             100,000            $0.95
       $0.27-$0.52                 692,000                2.0               $0.29             654,000            $0.29
          $0.86                     20,000                3.0               $0.86             13,000             $0.86
                                ----------------                                          ----------------
                                   812,000                                                    767,000

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

     Stock option transactions during the years ended January 28, 2006, January 29, 2005 and January 31, 2004 for the Directors' Plan are summarized below:


                                                                           Exercise           Weighted Average
                                                        Shares           Price Range           Exercise Price
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -
January 31, 2003                                       160,000           $0.27-$0.96                $0.54
Options issued                                          30,000              $0.92                   $0.92
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -                       190,000           $0.27-$0.96                $0.68
January 31, 2004
Options exercised                                      (6,000)              $0.91                   $0.91
Options cancelled                                      (24,000)          $0.27-$0.96                $0.82
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -                       160,000           $0.27-$0.96                $0.58
January 29, 2005                                    ---------------    -----------------    ----------------------
Options exercised                                         -                   -                       -
Options cancelled                                         -                   -                       -
                                                    ---------------    -----------------    ----------------------
Options & Warrants outstanding -                       160,000           $0.27-$0.96                $0.58
January 28, 2006
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 28, 2006                    60,000           $0.27-$0.96                $0.71
                                                    ===============    =================    ======================
Warrants exercisable-January 28, 2006                  100,000              $0.50                   $0.50
                                                    ===============    =================    ======================

This plan expired in September 2004.

                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
----------------------------    ----------------    -----------------    -------------    ----------------
       $0.89-$0.96                  20,000                1.0               $0.93             20,000             $0.93
          $0.27                     20,000                2.0               $0.27             20,000             $0.27
          $0.92                     20,000                3.0               $0.92             20,000             $0.92
                                ----------------                                          ----------------
                                    60,000                                                    60,000

     The 2003 Stock Option Plan, as amended, (the "2003 Plan") has 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code, or (ii) non-qualified options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise price of stock options may have an adverse effect on the market price of the Company's Common Stock.

     Stock option transactions during the year ended January 28, 2006 and January 29, 2005 for the 2003 Plan are summarized below:


                                                                              Exercise              Weighted Average
                                                        Shares               Price Range             Exercise Price
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 31, 2004                            0                 0                           0
   Options issued                                           190,000             $1.12                       $1.12
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 29, 2005                      190,000             $1.12                       $1.12
   Options issued                                           224,000          $0.97-$1.34                    $1.23
                                                    -----------------    ---------------------    ----------------------
Options outstanding - January 28, 2006                      414,000          $0.97-$1.34                    $1.18

Options exercisable at January 28, 2006                     340,000          $1.12-$1.34                    $1.22
                                                    =================    =====================    ======================


                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
----------------------------    ----------------    -----------------    -------------    ----------------
          $1.12                    190,000                4.0               $1.12             190,000            $1.12
       $0.97-$1.34                 224,000                5.0               $1.23             150,000            $1.34
                                ----------------                                          ----------------
                                   414,000                                                    340,000


     Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 190,000 issued in 2004 50% of which vested December 31, 2004, and 50% of which will vest December 31, 2005 and 150,000 issued in 2005 which vested immediately. There are approximately 336,000 shares available for future grants under the 2003 Plan.

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

     Stock option transactions during the years ended January 28, 2006 and January 29, 2005 for the Directors' Plan are summarized below:


                                                                           Exercise           Weighted Average
                                                        Shares           Price Range           Exercise Price
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 31, 2004                      0                   0                       0
     Options issued                                     30,000           $1.01-$1.02                $1.02
     Warrants issued                                      -                   -                       -
     Options cancelled                                    -                   -                       -
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 29, 2005                    30,000           $1.01-$1.02                $1.02
     Options issued                                     30,000              $1.33                   $1.33
     Warrants issued                                      -                   -                       -
     Options cancelled                                    -                   -                       -
                                                    ---------------    -----------------    ----------------------
Options outstanding-January 28, 2006                    60,000           $1.01-$1.33                $1.17
                                                    ===============    =================    ======================
Options exercisable-January 28, 2006                    30,000           $1.01-$1.33                $1.12
                                                    ===============    =================    ======================



                                                          Options Outstanding                   Options Exercisable

                                                     Weighted Avg.        Weighted                             Weighted
 Range of Exercise Price                               Remaining           Average                              Average
                                    Number            Contractual         Exercise            Number           Exercise
                                 Outstanding           Life (yrs)           Price           Exercisable          Price
----------------------------    ----------------    -----------------    -------------    ----------------
       $1.01-$1.02                  30,000                4.0               $1.02             20,000             $1.02
          $1.33                     30,000                5.0               $1.33             10,000             $1.33
                                ----------------                                          ----------------
                                    60,000                                                    30,000

     There are approximately 88,000 shares available for future grants under the Directors' Plan

13. TREASURY STOCK

     Treasury stock at January 28, 2006 and January 29, 2005 consists of 1,143,000 and 1,164,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,997,000 and $2,017,000, respectively pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

14. PROFIT SHARING PLAN

     Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

15. COMMITMENTS AND CONTINGENCIES

a. Minimum Operating Lease Commitments - The Company has non-cancelable operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

         Fiscal Year Ending
            January 31,
         2007                                     463,000
         2008                                     337,000
         2009                                     290,000
         2010                                     260,000
         2011                                     231,000
         2012 and after                             3,000
                                        ------------------
                                               $1,584,000
                                        ==================

     Rent expense was approximately $508,000, $473,000, and $584,000 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.


b. Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

c. The Company had a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for a three year term expiring on November 26, 2005. The Congress Agreement as amended, August 31, 2004, provides for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement require the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at January 28, 2006. The Company has placed $0.5 million in restricted cash to support the standby letter of credit backing the lease on the Company's facilities in Hauppauge. On October 21, 2005, the Company signed Amendment No. 5 to the Loan and Security Agreement. This amendment provides for, among other things, an extension of the maturity date of our existing credit agreement from November 26, 2005 until and including February 28, 2006. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit (classified as restricted cash as of January 28, 2006) of $0.5 million was terminated. The Company, at this time, does not intend to enter into a new bank agreement.

d. Dependency Upon Major Supplier - During the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004; the Company made purchases of $24,660,000, $22,067,000, and $21,115,000, respectively, from Tajima and
     TUI. This amounted to approximately 82, 73, and 74, percent of the Company's total purchases for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Purchases directly from Tajima are purchased under letters of credit. Outstanding bankers acceptances as of January 28, 2006 are reflected in accounts payable and accrued expenses on the balance sheet. The Company had outstanding letters of credit of approximately $2.5 million at January 28, 2006.

     On August 30, 2004, the Company entered into new consolidated distribution agreements (the "Consolidated Agreements") with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

          The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain non-exclusive distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima. Each agreement may be terminated upon the failure of the Company to achieve certain minimum sales quotas. In fiscal 2006, the Company met its minimum sales quota and in fiscal 2005, the Company failed to meet these minimum sales quotas and Tajima waived the Company's failure. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

e. Purchase Commitments - The Company entered into a three year minimum purchase commitment with Pulse Microsystems, Ltd. (a former subsidiary) under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2005 and runs until October 31, 2008. As of January 28, 2006 there was $3,300,000 remaining under this commitment.


16. SUBSEQUENT EVENTS

a) On February 23, 2006, the Company terminated its lease for its Corporate Headquarters in Hauppauge, New York effective on or about June 30, 2006. The agreement stipulates that the Company will pay M3GH Properties, LLC a surrender fee of $500,000. Upon the execution of the agreement, the Company paid the landlord the initial fee of $200,000. The agreement states that the Company will also pay the landlord commencing on July 1, 2006 on a quarterly basis in ten equal installments of thirty thousand ($30,000) dollars every October 1, January 1, April 1 and July 1 thereafter until the remainder of $300,000 is paid in full.

          In the first quarter of Fiscal 2007, the Company will write off certain balance sheet items related to the sales leaseback transaction previously recorded in connection with the termination of the lease. The remaining assets of approximately $1.2 million will be netted against the remaining liabilities of approximately $1.2 million. In addition, after payment of surrender fees of approximately $500,000, related to the termination of the lease, the Company will recognize the remaining $0.1 million in deferred gain.

          Concurrent with the lease termination, on February 23, 2006 the Company entered into a new five year lease for its Corporate headquarters also in Hauppauge, New York.

b) On April 13, 2006, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing that the Board of Directors of the Company determined to change the Company's fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year ended January to the period ending December 31 in each year. This change in fiscal year is effective for the period ended December 31, 2006. The Company will file a transition report on Form 10-K covering the 11-month period ended December 31, 2006.

c) On April 21, 2006, the Company announced that it had reached an agreement in principal to terminate the merger with Sheridan Square Entertainment. The parties are presently negotiating a formal termination agreement which, among other things, presently contemplates that the Company will maintain the equity investment in Sheridan. In conjunction with the termination of the merger, the Company expensed approximately $605,000 in related transaction costs (See Note 8 to the Consolidated Financial Statements.