Form 10-Q
period 2006-03-31
HIRSCH INTERNATIONAL CORP
filed 2006-05-22
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [ ]  Accelerated filer []  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

            Indicate the number of shares outstanding of each of the
              issuer's classes of common stock, as of May 15, 2006.


             Class of                         Number of
             Common Equity                    Shares

             Class A Common Stock
             par value $.01                   7,961,871

             Class B Common Stock,              525,018
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information                                             Page


Item 1.   Financial Statements

          Consolidated  Balance Sheets as of March 31, 2006 and
          January 28, 2006                                               3-4

          Consolidated Statements of Operations for the Two Months
          Ended March 31, 2006 and for the Three Months Ended
          April 30, 2005                                                 5

          Consolidated Statements of Cash Flows for the Two
          Months Ended March 31, 2006 and for the Three Months
          Ended April 30, 2005                                           6

          Notes to Consolidated Financial Statements                     7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-13

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                    13

Item 4.   Controls and Procedures                                        13


Part II.  Other Information

Item 1.   Legal Proceedings                                              14

Item 1A.  Risk Factors                                                   14

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                14

Item 3.   Defaults Upon Senior Securities                                14

Item 4.   Submission of Matters to a Vote of Security Holders            14

Item 5.   Other Information                                              14

Item 6.   Exhibits                                                       14


          Signatures                                                     15

          Certifications                                                 16-19

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       March 31, 2006         January 28, 2006
                                                                    --------------------    ---------------------
                                                                        (unaudited)
     ASSETS
     CURRENT ASSETS:

        Cash and cash equivalents                                         $13,245                $13,166
        Restricted cash                                                         -                    510
        Accounts receivable, net of an allowance
        for possiblelosses of $430,000 and $372,000
        respectively                                                        4,657                  4,929
        Inventories, net (Note 3)                                           4,603                  4,128
        Other current assets                                                  383                    513

                                                                    --------------------    ---------------------
                Total current assets                                       22,888                 23,246
                                                                    --------------------    ---------------------

     PROPERTY, PLANT AND EQUIPMENT, net                                       365                  1,574

     OTHER ASSETS (Note 4)                                                  1,536                  1,534
                                                                    --------------------    ---------------------

              TOTAL ASSETS                                                $24,789                $26,354
                                                                    ====================    =====================



     See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       March 31, 2006         January 28, 2006
                                                                     -------------------    ---------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                               (unaudited)

     CURRENT LIABILITIES:

      Accounts payable and accrued expenses (Note 5)                     $ 8,935                 $9,428
      Capitalized lease obligations  (Note 6)                                150                  1,270
      Customer deposits and other                                            547                    430
                                                                    -------------------    ---------------------
             Total current liabilities                                     9,632                 11,128
                                                                    -------------------    ---------------------

      Deferred gain (Note 6)                                                   -                    608
      Other long term liabilities - less current
       maturities (Note 6)                                                   210                      -
                                                                    -------------------    ---------------------

               Total liabilitis                                            9,842                 11,736
                                                                    -------------------    ---------------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; authorized:
      1,000,000 shares; issued: none                                           -                     -
      Class A common stock, $.01 par value; authorized:
      20,000,000 shares, issued and outstanding: 9,104,000
      shares                                                                  91                    91
      Class B common stock, $.01 par value; authorized:
      3,000,000 shares, outstanding: 525,000
      shares                                                                   5                     5
      Additional paid-in capital                                          41,508                41,471
      Accumulated deficit                                                (24,660)             (24,952)
                                                                   -------------------    ---------------------
                                                                          16,944                16,615

      Less: Treasury Class A Common stock at cost  - 1,143,000
      shares at March 31, 2006 and January 28, 2006                        1,997                 1,997
                                                                   -------------------    ---------------------
              Total stockholders' equity                                 14,947                 14,618
                                                                   -------------------    ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $24,789                $26,354
                                                                   ===================    =====================


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                  Two Months            Three Months
                                                                    Ended                   Ended
                                                               March 31, 2006          April 30, 2005
                                                              --------------------   --------------------

     NET SALES                                                        $8,645              $ 13,723

     COST OF SALES                                                     5,576                 9,491
                                                             --------------------    --------------------

     GROSS PROFIT                                                      3,069                 4,232
                                                             --------------------    --------------------

     OPERATING EXPENSES
        Selling, General & Administrative Expenses                     2,809                 3,964
        Severance costs                                                    -                   147
                                                             --------------------    --------------------
              Total operating expenses                                 2,809                 4,111
                                                             --------------------    --------------------

     OPERATING INCOME                                                    260                   121
                                                             --------------------    --------------------

     OTHER EXPENSE (INCOME)

        Interest expense                                                  25                    43

        Other income (Note 6)                                           (57)                  (35)
                                                             --------------------    --------------------
              Total other expense (income)                              (32)                     8
                                                             --------------------    --------------------

     INCOME BEFORE INCOME TAX PROVISION                                  292                   113

     INCOME TAX PROVISION                                                  -                    11
                                                             --------------------    --------------------

     NET INCOME                                                        $ 292                  $102
                                                             ====================    ====================

     EARNINGS PER SHARE
        Basic                                                          $0.03                 $0.01
                                                             ====================    ====================
        Diluted                                                        $0.03                 $0.01
                                                             ====================    ====================

     WEIGHTED AVERAGE NUMBER OF SHARES IN
     THE CALCULATION OF EARNINGS PER SHARE

        Basic                                                          8,487                 8,448
        Diluted                                                        9,623                 9,179

 See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                              Two Months           Three
                                                                                 Ended          Months Ended
                                                                               March 31,         April 30,
                                                                                 2006               2005
                                                                             --------------    --------------

      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $ 292             $102
         Adjustments to reconcile net income to net cash used
            in operating activities:
         Depreciation and amortization                                            70              166
         Recognized gain on sale of building                                    (20)             (30)
         Gain on lease termination                                             (128)                -
         Lease termination payment                                             (200)                -
         Provision for reserves                                                  248              105
         Stock option expense (Note 2)                                            36                -

      Changes in assets and liabilities:
         Accounts receivable                                                     165               90
         Net investment in sales-type leases                                       -              100
         Inventories                                                           (615)          (2,001)
         Other assets                                                            128              179
         Accounts payable and accrued expenses                                 (402)             (77)
                                                                        --------------     -------------
           Net cash used in operating activities                               (426)          (1,366)
                                                                        --------------     -------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                   (5)              (5)
                                                                        --------------     -------------
         Net cash used in investing activities                                  (5)              (5)
                                                                        --------------     -------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                                            -              (41)
         Restricted cash                                                       510                 -
         Exercise of stock options                                               -                 6
                                                                        --------------     -------------

           Net cash provided by (used in) financing activites                  510              (35)
         Increase (decrease) in cash and cash equivalents                       79           (1,406)
         Cash and cash equivalents, beginning of period                     13,166             6,398
                                                                        --------------     -------------
         Cash and cash equivalents, end of period                          $ 13,245          $ 4,992
                                                                        ==============     =============

         Supplemental disclosure of cash flow information:
         Interest paid                                                         $ 25            $  43
         Income taxes paid                                                     $  0            $  11
                                                                        ==============     =============


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
      Two Months Ended March 31, 2006 and Three Months Ended April 30, 2005

1.   Summary of Significant Accounting Policies

     a)   Business Organization and Basis of Presentation

          The accompanying consolidated financial statements as of and for the two months ended March 31, 2006 and the three month period ended April 30, 2005 include the accounts of Hirsch International Corp. ("Hirsch"), HAPL Leasing Co., Inc. ("HAPL")(collectively, the "Company").

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for the two months ended March 31, 2006 and the three month period ended April 30, 2005, the financial position at March 31, 2006 and January 28, 2006 and cash flows for the two months ended March 31, 2006 and the three month period ended April 30, 2005. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

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

     b)   Change in Reporting Period

          In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the two months ended March 31, 2006 to the three months ended April 30, 2005 because it is not practical to recast the prior year comparative quarter ended March 31, 2005.

     c)   Reclassifications

          Certain reclassifications have been applied to prior year amounts to conform to current year presentation

     d)   New Accounting Standards

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

2. Share-Based Compensation

          The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant.

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," a revision of SFAS 123 which supercedes APB 25 "Accounting for Stock Issued to Employees". As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimate. Accordingly, the Company's unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material.

          For the two months ended March 31, 2006, the Company recognized $36,000 of non-cash compensation expense (included in Selling, General and Administrative expense in the unaudited Consolidated Income Statement) attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

     The following is a summary of the assumptions used:

       -------------------------------------------------  --------------------
       Risk-free interest rate                             2.14% - 4.64%
       -------------------------------------------------  --------------------
       Expected dividend yield                               0%-4%
       -------------------------------------------------  --------------------
       Expected term                                       5 years
       -------------------------------------------------  --------------------
       Expected volatility                                   67%-78.16%
       -------------------------------------------------  --------------------


          The risk-free interest rate is based on the U.S Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The Company also uses historical data to estimate expected dividend yield and forfeiture rates. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company.


A summary of stock option transactions is as follows for the two months ended March 31, 2006:


------------------------------------------------- ---------------- ----------------- ------------------ -------------------
                                                                       Weighted       Weighted-Average
                                                                       Average           Remaining
                                                                       Exercise         Contractual         Aggregate
                                                                        Price              Term             Intrinsic
                                                       Shares        (per share)          (Years)             Value
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at beginning of period             1,346,000              $0.68
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Granted                                                  325,000              $1.20
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Exercised                                                      0
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Forfeited                                                (2,000)              $1.06
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Expired                                                        0                  0
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at end of period                   1,669,000              $0.78              2.7            $851,000
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options exercisable at end of period                   1,197,000              $0.66              2.1            $759,000
------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options available for future grants                    1,101,000
------------------------------------------------- ---------------- ----------------- ------------------ -------------------

          The weighted average grant-date fair value of stock options granted during the two months ended March 31, 2006 was $1.20 per share. As of March 31, 2006, there was approximately $228,000 of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over the next three years

          A summary of nonvested stock option transactions is as follows for the two months ended March 31, 2006:

      ------------------------------------------- -------------- ------------------------------------
                                                     Shares       Weighted-Average Grant-Date Fair
                                                                          Value (per share)
      ------------------------------------------- -------------- ------------------------------------
      Nonvested at beginning of period                149,000                         $ 0.85
      ------------------------------------------- -------------- ------------------------------------
      Granted                                         325,000                         $ 1.20
      ------------------------------------------- -------------- ------------------------------------
      Vested                                                -
      ------------------------------------------- -------------- ------------------------------------
      Forfeited                                       (2,000)                         $ 1.06
      ------------------------------------------- -------------- ------------------------------------
      Nonvested at end of period                     472,000                          $ 1.09
      ------------------------------------------- -------------- ------------------------------------

          A reconciliation of shares used in calculating basic and diluted earnings per common share for the two months ended March 31, 2006 follows:

         Basic                                       8,486,889

         Effect of assumed conversion
          of employee stock options                  1,136,534
                                                     ---------

         Diluted                                     9,623,423
                                                     =========

          Options to purchase approximately 160,000 shares of common stock at prices ranging from $1.33 to $1.34 that were outstanding during the two months ended March 31, 2006 were excluded from the computation of diluted earnings per share because the options' exercise prices exceeded the average fair market value of the Company's common stock.

          Awards granted prior to the adoption of FASB 123 (R) were accounting for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month period ended April 30, 2005 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

     ---------------------------------------------------- --------------------
                                                          Three Months Ended
                                                            April 30, 2005
                                                            (in thousands)
     ---------------------------------------------------- --------------------

     Net income, as reported                                     $ 102
     ---------------------------------------------------- --------------------
     Deduct: Total stock-based employee
     compensation
     expense determined under fair value based
     method                                                       (22)
     ---------------------------------------------------- --------------------
     Pro-forma net income                                          $80
     ---------------------------------------------------- ====================
     Earnings per share:
     ---------------------------------------------------- --------------------
        Basic - as reported                                      $0.01
     ---------------------------------------------------- --------------------
        Basic - pro forma                                        $0.01
     ---------------------------------------------------- --------------------
        Diluted - as reported                                    $0.01
     ---------------------------------------------------- --------------------
        Diluted - pro forma                                      $0.01
     ---------------------------------------------------- --------------------

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in Fiscal 2006: dividend yield of 0.0%, volatility of 74%, risk-free interest rate of 4.13% for grants on 4/1/2005 and an expected life of 5 years.

3.   Inventories

                                          March 31, 2006      January 28, 2006
                                         ---------------    -------------------

    New Machines and Software                  $ 3,090              $ 2,386
    Used Machines                                  154                  183
    Parts                                        2,811                2,868
                                         ---------------    -------------------
                                                 6,055                5,437
    Less:  Reserve for slow moving
    inventory                                  (1,452)              (1,309)
                                         ---------------    -------------------

    Inventories, net                           $ 4,603              $ 4,128
                                         ===============    ===================


4.  Other Assets

          On July 20, 2005 the Company entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. ("Sheridan Square"), a privately held producer of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. In connection with the merger agreement the Company purchased 40 shares of Series B Preferred Stock of Sheridan Square for $1,000,000. The Series B Preferred Stock is senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrue at the rate of 8% per annum of the sum of the stated value of each share ($25,000) commencing January 1, 2006, provided that in the event a "Disposition Transaction" (as defined in the Certificate of Designation of the Series B Preferred Stock) has not occurred by April 1, 2006, the dividend rate shall increase to 14% per annum and provided further that if a Disposition Transaction does not occur by July 1, 2006, the dividend rate shall increase to 18% per annum. On April 26, 2006, the Company announced that it had reached an agreement in principle to terminate its previously announced merger with Sheridan Square Entertainment. The parties are presently negotiating a formal termination agreement which, among other things, presently contemplates that the Company will maintain the equity investment in Sheridan.

5.   Warranty Reserve

          The warranty reserve included in Accounts Payable and Accrued Expenses was $623,000 and $613,000 at March 31, 2006 and January 28, 2006,
     respectively. The Company recorded approximately $16,000 in warranty expense for the two months ended March 31, 2006 and $25,000 for the three months ended April 30, 2005.

6.   Long Term Obligations

          On February 23, 2006, the Company agreed to terminate the lease on its corporate facility located in Hauppauge, New York and concurrently signed a new operating lease for a facility also located in Hauppauge, New York. During the quarter ended March 31, 2006, the Company wrote off certain balance sheet items (approximately $1.2 million) related to the sales leaseback transaction that the Company had previously recorded and recognized $128,000 gain associated with the deferred termination. In connection with the lease termination, the Company incurred $500,000 in termination fees related to the lease termination agreement ($200,000 due on signing and $300,000 over 2 1/2 years commencing July 1, 2006) and recognized approximately $128,000 in deferred gain.


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

Two months ended March 31, 2006 as compared to the three months ended April 30, 2005.

     Net sales. Net sales for the two months ended March 31, 2006 were $8.6 million, a decrease of $5.1 million, or 37.2%, compared to $13.7 million for the three months ended April 30, 2005. The decrease in sales for the two months ended March 31, 2006 is attributable to the inclusion of two months worth of sales during the quarter versus three months for the comparable periods.

     Cost of sales. For the two months ended March 31, 2006, cost of sales decreased $3.9 million to $5.6 million from $9.5 million for the three months ended April 30, 2005. The decrease is directly related to lower sales volume recorded during the shorter (two months) reporting period versus the three months ended April 30, 2005. The Company's gross margin increased to 35.5% for the two months ended March 31, 2006 as compared to 30.8% for the three months ended April 30, 2005. The fluctuation of the dollar against the yen, which is the currency the company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness.

     Operating Expenses. For the two months ended March 31, 2006 operating expenses were $2.8 million or 32.5% of net sales as compared to $ 4.1 million or 30.0% for the three months ended April 30, 2005. The primary difference for the two months ended March 31, 2006 was the timing of expenses associated with the change of fiscal year from a 52/53 week fiscal year to a year ended December 31 as compared to the three months ended April 30, 2005. Included in operating expenses for the two months ended March 31, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the corporate headquarters. (See Note 6 to the Consolidated Financial Statements). Included in operating expenses for the quarter ended April 30, 2005 was $147,000 in severance costs.

     Interest Expense. Interest expense for the two months ended March 31, 2006 decreased to $25,000 from $43,000 for the three months ended April 30, 2005. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 6 to the Consolidated Financial Statements).

     Other Income. Other income for the two months ended March 31, 2006 increased by $22,000 from $35,000, to $57,000 for the three months ended April 30, 2005 primarily associated with the increase in interest income.

     Income tax expense. The income tax expense of $11,000 recorded for the three months ended April 30, 2005 represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

     Net Income. Net income for the two months ended March 31, 2006 was $292,000 an increase of $190,000 over the net income of $102,000 for the three months ended April 30, 2005 primarily from the increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $13.3 million at March 31, 2006, increasing $1.2 million, or 10%, from $12.1 million at January 28, 2006.

     During the two months ended March 31, 2006, the Company's cash and cash equivalents remained relatively constant at $13.2 million. Net cash of $427,000 was used by the Company's operating activities primarily used to increase inventory. Cash of $500,000 was provided by financing activities resulting from the unrestricting of cash related to the termination of the capital lease on the corporate facility in Hauppauge, New York.

     Inventory purchase commitments are covered by current purchases of foreign currency. As of March 31, 2006 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

     The Company had a Loan and Security Agreement ("the Congress Agreement") with Congress Financial Corporation ("Congress") for an initial term of three years which expired on November 26, 2005. The Congress Agreement, as amended, August 31, 2004 provided for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement were used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement required the Company to maintain certain financial covenants. The Company was in compliance with its covenants at January 28, 2006. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit (classified as restricted cash as of January 28, 2006) of approximately $500,000 was terminated. The Company, at this time, does not intend to enter into a new bank agreement.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2006.

Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, will be sufficient to meet its working capital and capital expenditure requirements.

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


PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings, threatened or pending against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 1A. Risk Factors

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

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d - 14(a).

     31.2 Certification of Chief Financial Officer to Section Rule 13a-14(a) or Rule 15d - 14(a).

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002


------------------------------------------------------------------------------
     *Incorporated by reference  from the  Registrant's  Form 10-Q filed for the quarter ended July 31, 1997.
    **Incorporated by reference from the  Registrant's  Form 10-Q filed for the quarter ended October 31, 1997.
   ***Incorporated by reference from the Registrant's  Registration  Statement on Form S-1, Registration Number 33-72618
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HIRSCH INTERNATIONAL CORP.
                                    Registrant

                                    By:----------------------------------
                                    Paul Gallagher,
                                    President and Chief Executive Officer



                                    By:----------------------------------
                                    Beverly Eichel,
                                    Executive Vice President, Finance and
                                    Chief Financial Officer and Secretary


Dated: May 22, 2006