Form 10-Q
period 2006-06-30
HIRSCH INTERNATIONAL CORP
filed 2006-08-10
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                  50 Engineers Road, Hauppauge, New York 11788
                    (Address of principal executive offices)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2006.


             Class of                               Number of
             Common Equity                          Shares

             Class A Common Stock
             par value $.01                         7,961,871

             Class B Common Stock,                    525,018
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I.   Financial Information                                          Page


Item 1.   Financial Statements

          Consolidated  Balance  Sheets as of June 30, 2006 and
          January 28, 2006                                                3-4

          Consolidated  Statements of  Operations  for the Three
          and Five Months Ended June 30,  2006 and for the Three
          and Six  Months  Ended July 30, 2005                            5

          Consolidated  Statements  of Cash Flows for the Five
          Months Ended June 30, 2006 and for the Six Months
          Ended July 30, 2005                                             6

          Notes to Consolidated Financial Statements                      7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      13

Item 4.   Controls and Procedures                                         14


Part II.  Other Information

Item 1.   Legal Proceedings                                               14

Item 1A.  Risk Factors                                                    14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     14

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits                                                        15


          Signatures                                                      15

          Certifications                                                  16-19

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       June 30, 2006          January 28, 2006
                                                                    --------------------    ---------------------
                                                                        (unaudited)
     ASSETS
     CURRENT ASSETS:

       Cash and cash equivalents                                          $13,269                $13,166
       Restricted cash                                                          -                    510
       Accounts receivable, net of an allowance for possible
       losses of $589,000 and $372,000
       respectively                                                         5,159                  4,929
       Inventories, net (Note 3)                                            4,814                  4,128
       Other current assets                                                   475                    513

                                                                    --------------------    ---------------------
                Total current assets                                       23,717                 23,246
                                                                    --------------------    ---------------------

     PROPERTY, PLANT AND EQUIPMENT, net                                       326                  1,574

     OTHER ASSETS (Note 4)
                                                                            1,536                  1,534
                                                                    --------------------    ---------------------

              TOTAL ASSETS                                                $25,579                $26,354
                                                                    ====================    =====================



     See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       June 30, 2006          January 28, 2006
                                                                     -------------------    ---------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                               (unaudited)

     CURRENT LIABILITIES:

       Accounts payable and accrued expenses (Note 5)                     $ 9,316                 $9,428
       Other current liabilities  (Note 6)                                     60                  1,270
       Customer deposits and other                                            436                    430
                                                                     -------------------    ---------------------
              Total current liabilities                                     9,812                 11,128
                                                                     -------------------    ---------------------

      Deferred gain (Note 6)                                                    -                    608
      Other long term liabilities - less current maturities
        (Note 6)                                                              210                      -
                                                                     -------------------    ---------------------

               Total liabilities                                           10,022                 11,736
                                                                     -------------------    ---------------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value; authorized:
       1,000,000 shares; issued: none                                           -                      -
       Class A common stock, $.01 par value; authorized:
       20,000,000 shares, issued and outstanding: 9,104,000
       shares                                                                  91                     91
       Class B common stock, $.01 par value; authorized:
       3,000,000 shares, outstanding: 525,000
       shares                                                                   5                      5
       Additional paid-in capital                                          41,537                 41,471
       Accumulated deficit                                                (24,079)              (24,952)
                                                                     -------------------    ---------------------
                                                                           17,554                16,615

       Less: Treasury Class A Common stock at cost  - 1,143,000
       shares at June 30, 2006 and January 28, 2006                         1,997                  1,997
                                                                     -------------------    ---------------------
              Total stockholders' equity                                   15,557                 14,618
                                                                     -------------------    ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $25,579                $26,354
                                                                     ===================    =====================



See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                             Five Months         Six Months
                                                           Three Months Ended                  Ended              Ended
                                                      June 30,            July 30,            June 30,           July 30,
                                                        2006                2005                2006              2005
                                                    ---------------    ----------------    ---------------   --------------

NET SALES                                             $13,660             $ 12,586              $22,305            $26,310

COST OF SALES                                           9,093                8,220               14,669             17,712
                                                    --------------    ---------------    ----------------    ---------------

GROSS PROFIT                                            4,567                4,366                7,636              8,598
                                                    --------------    ---------------    ----------------    ---------------

OPERATING EXPENSES
   Selling, General & Administrative
   Expenses                                             4,020                3,845                6,828              7,809
   Severance costs                                          -                    -                    -                147
                                                    --------------    ---------------    ----------------    ---------------
         Total operating expenses                       4,020                3,845                6,828              7,956
                                                    --------------    ---------------    ----------------    ---------------

OPERATING INCOME                                          547                  521                  808                642
                                                    --------------    ---------------    ----------------    ---------------

OTHER EXPENSE (INCOME)
   Interest expense                                        36                   41                   61                 78
   Other income (Note 6)                                  (84)                 (30)                (140)               (59)
                                                    --------------    ---------------    ----------------    ---------------
         Total other expense (income)                     (48)                  11                  (79)                19
                                                    --------------    ---------------    ----------------    ---------------

INCOME BEFORE INCOME TAX PROVISION                        595                  510                  887                623

INCOME TAX PROVISION                                       14                   19                   14                 30
                                                    --------------    ---------------    ----------------    ---------------

NET INCOME                                               $581                 $491                 $873               $593
                                                    ==============    ===============    ================    ===============

EARNINGS PER SHARE
   Basic                                                $0.07                $0.06                $0.10              $0.07
                                                    ==============    ===============    ================    ===============
   Diluted                                              $0.06                $0.05                $0.09              $0.06
                                                    ==============    ===============    ================    ===============

WEIGHTED AVERAGE NUMBER OF SHARES IN THE
CALCULATION OF EARNINGS PER SHARE
   Basic                                                8,487                8,462                8,487              8,455
   Diluted                                              9,649                9,408                9,649              9,401

 See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                Five              Six
                                                                                Months           Months
                                                                                Ended            Ended
                                                                                June 30,        July 30,
                                                                                 2006             2005
                                                                             -------------     ------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                             $873             $593
              Adjustments to reconcile net income to net cash used in
                  operating activities:
              Depreciation and amortization                                           128              334
              Recognized gain on sale of building                                    (20)             (59)
              Gain on lease termination                                             (128)                -
              Lease termination payment                                             (200)                -
              Provision for reserves                                                  526              205
              Stock option expense (Note 2)                                            65                -

         Changes in assets and liabilities:
              Accounts receivable                                                   (363)              114
              Net investment in sales-type leases                                       -               80
              Inventories                                                         (1,078)          (2,462)
              Other assets                                                             37            (250)
              Accounts payable and accrued expenses                                 (224)          (1,771)
                                                                             --------------     -------------

                Net cash used in operating
                activities                                                          (384)          (3,216)
                                                                             --------------     -------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                     (23)             (34)
            Investment in Sheridan Square Entertainment, Inc.                           -            (500)
                                                                             --------------     -------------
                 Net cash used in investing
                activities                                                           (23)            (534)
                                                                             --------------     -------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayments of long-term debt                                                -             (84)
            Restricted cash                                                           510              750
            Exercise of stock options                                                   -                6
                                                                             --------------     -------------
                 Net cash provided by financing activities                            510              672
            Increase (decrease) in cash and cash
            equivalents                                                               103          (3,078)
            Cash and cash equivalents, beginning of period                         13,166            6,398
                                                                             --------------     -------------
            Cash and cash equivalents, end of period                              $13,269          $ 3,320
                                                                             ==============     =============

            Supplemental disclosure of cash flow information:

            Interest paid                                                            $ 61            $  87
            Income taxes paid                                                        $ 14            $  32
                                                                             ==============     =============


  See notes to consolidated financial statements.

                   Hirsch International Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
             Three and Five Months Ended June 30, 2006 and Three and
                         Six Months Ended July 31, 2005

1.   Summary of Significant Accounting Policies

     a) Business Organization and Basis of Presentation

          The accompanying consolidated financial statements as of and for the three and five months ended June 30, 2006 and the three and six month period ended July 31, 2005 include the accounts of Hirsch International Corp. ("Hirsch") and HAPL Leasing Co., Inc. ("HAPL") and together with Hirsch collectively referred to as the "Company"

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and five month periods ended June 30, 2006 and the three and six month periods ended July 31, 2005, the financial position at June 30, 2006 and January 28, 2006 and cash flows for the five month period ended June 30, 2006 and the six month period ended July 31, 2005. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

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

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There are risks inherent in making estimates and assumptions and, therefore, actual results could differ from those estimates.

          The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

     b) Change in Reporting Period

          In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the three and five month periods ended June 30, 2006 to the three and six month periods ended July 30, 2005 because it is not practical to recast the prior year comparative quarter ended June 30, 2005.

     c) Reclassifications

          Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

     d) New Accounting Standards

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting treatment for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

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

          For the five months ended June 30, 2006, the Company recognized $66,000 of non-cash compensation expense (included in Selling, General and Administrative expense in the unaudited Consolidated Income Statement) attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

     The following is a summary of the assumptions used:

        -------------------------------------------- --------------------
           Risk-free interest rate                        2.14% - 4.64%
        -------------------------------------------- --------------------
           Expected dividend yield                          0%-4%
        -------------------------------------------- --------------------
           Expected term                                 2-10 years
        -------------------------------------------- --------------------
           Expected volatility                              67%-78.16%
        -------------------------------------------- --------------------


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


A summary of stock option transactions is as follows for the five months ended June 30, 2006:

--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
                                                                          Weighted       Weighted-Average
                                                                           Average         Remaining
                                                                          Exercise         Contractual         Aggregate
                                                                           Price              Term             Intrinsic
                                                           Shares       (per share)          (Years)             Value
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at beginning of period               1,346,000              $0.68
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Granted                                                    325,000              $1.20
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Exercised                                                        0
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Forfeited                                                 (14,000)              $0.95
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Expired                                                          0                  0
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at end of period                     1,657,000              $0.78              2.5            $948,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options exercisable at end of period                     1,222,000              $0.66              1.9            $839,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options available for future grants                      1,113,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------

          The weighted average grant-date fair value of stock options granted during the five months ended June 30, 2006 was $1.20 per share. As of June 30, 2006, there was approximately $198,000 of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over the next three years

          A summary of nonvested stock option transactions is as follows for the five months ended June 30, 2006:

      ----------------------------------------------- -------------- -------------------------------------------
                                                                        Weighted-Average Grant-Date Fair
                                                          Shares              Value (per share)
      ----------------------------------------------- -------------- -------------------------------------------
      Nonvested at beginning of period                    149,000                         $ 0.85
      ----------------------------------------------- -------------- -------------------------------------------
      Granted                                             325,000                         $ 1.20
      ----------------------------------------------- -------------- -------------------------------------------
      Vested                                             (27,000)                         $ 0.97
      ----------------------------------------------- -------------- -------------------------------------------
      Forfeited                                          (12,000)                         $ 1.06
      ----------------------------------------------- -------------- -------------------------------------------
      Nonvested at end of period                         435,000                          $ 1.10
      ----------------------------------------------- -------------- -------------------------------------------

          A reconciliation of shares used in calculating basic and diluted earnings per common share for the five months ended June 30, 2006 follows:

         Basic                                       8,486,889

          Effect of assumed conversion
              of employee stock options              1,161,936
                                                     ---------

         Diluted                                     9,648,825
                                                     =========

          Options to purchase approximately 160,000 shares of common stock at prices ranging from $1.33 to $1.34 that were outstanding during the five months ended June 30, 2006 were excluded from the computation of diluted earnings per share because the options' exercise prices exceeded the average fair market value of the Company's common stock.

          Awards granted prior to the adoption of FASB 123R were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month period ended July 31, 2005 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

               ------------------------------------------------------------------ -------------------- --------------------
                                                                                  Three Months Ended    Six Months Ended
                                                                                     July 31, 2005        July 31, 2005
                                                                                    (in thousands)       (in thousands)
               ------------------------------------------------------------------ -------------------- --------------------
                Net income, as reported                                                   $491                 $593
               ------------------------------------------------------------------ -------------------- --------------------
               Deduct: Total stock-based employee compensation
               expense determined under fair value based method                            (24)                 (48)
               ------------------------------------------------------------------ -------------------- --------------------
               Pro-forma net income                                                       $467                 $545
               ------------------------------------------------------------------ ==================== ====================
               Earnings per share:
               ------------------------------------------------------------------ -------------------- --------------------
                  Basic - as reported                                                    $0.06                $0.07
               ------------------------------------------------------------------ -------------------- --------------------
                  Basic - pro forma                                                      $0.06                $0.06
               ------------------------------------------------------------------ -------------------- --------------------
                  Diluted - as reported                                                  $0.05                $0.06
               ------------------------------------------------------------------ -------------------- --------------------
                  Diluted - pro forma                                                    $0.05                $0.06
               ------------------------------------------------------------------ -------------------- --------------------

     The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants during Fiscal year ended 1/28/2006: dividend yield of 0.0%, volatility of 74% and risk-free interest rate of 3.72% for grants issued on 4/1/2005, volatility of 70.7% and risk-free interest rate of 3.84% for grants issued on 6/10/05 and an expected life of 5 years.

3.   Inventories

                                     June 30, 2006          January 28, 2006
                                    -----------------  --------------------

     New Machines and Software             $ 3,676             $ 2,386
     Used Machines                             100                 183
     Parts                                   2,739               2,868
                                    -----------------  --------------------
                                             6,515               5,437
     Less:  Reserve for slow
     moving inventory                       (1,701)             (1,309)
                                    -----------------  --------------------

     Inventories,
     net                                   $ 4,814             $ 4,128
                                    =================  ====================


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

          On April 26, 2006, the Company announced that it had reached an agreement in principle to terminate its previously announced merger with Sheridan Square Entertainment. On June 1, 2006, the Company terminated the merger. On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan pursuant to which Hirsch sold and SSE repurchased all of Hirsch's right, title and interest in forty (40) shares of the Series B Convertible Participating Stock of SSE, together with all payment-in-kind dividends whether or not issued (the "Purchased Stock") for an aggregate purchase price of $1,200,000 (the "Purchase Price"). The purchase price is payable on or before October 31, 2006.

5.   Warranty Reserve

          The warranty reserve included in Accounts Payable and Accrued Expenses was $613,000 at June 30, 2006 and January 28, 2006. The Company recorded approximately $27,000 in warranty expense for the five months ended June 30, 2006 and $50,000 for the six months ended July 31, 2005.

6.   Long Term Obligations

          On February 23, 2006, the Company agreed to terminate the lease on its corporate facility located in Hauppauge, New York and concurrently signed a new operating lease for a facility also located in Hauppauge, New York. During the quarter ended March 31, 2006, the Company wrote off certain balance sheet items (approximately $1.2 million) related to the sale-leaseback transaction that the Company had previously recorded and recognized $128,000 gain associated with the deferred termination. In connection with the lease termination, the Company incurred $500,000 in termination fees related to the lease termination agreement ($200,000 due on signing and $300,000 over 2 1/2 years commencing July 1, 2006) and recognized approximately $128,000 in deferred gain.

7.   Subsequent Events

          On August 2, 2006 the Company announced that it had entered into a new Distribution Agreement with MHM Siebdruckmaschinen GMBH (Austria) to exclusively distribute the MHM Screenprinting equipment in North America. The distribution agreement enables the Company to market the MHM brand of screenprinting equipment to all of North America for an initial period of ten years.

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

Three and Five months ended June 30, 2006 as compared to the three and six months ended July 31, 2005.

     Net sales. Net sales for the three months ended June 30, 2006 were $13.7 million, an increase of $1.1 million, or 8.7%, compared to $12.6 million for the three months ended July 30, 2005 and $22.3 million for the five months ended June 30, 2006, a decrease of $4.0 million, or 15%, compared to $26.3 for the six months ended July 30, 2005. The increase in sales for the three months ended June 30, 2006 is primarily attributable to an increase in new machine sales. The decrease in sales for the five months ended June 30, 2006 is primarily attributable to the inclusion of five months of sales versus six months for the comparable period.

     Cost of sales. For the three months ended June 30, 2006, cost of sales increased $0.9 million to $9.1 million from $8.2 million for the three months ended July 30, 2005 and for the five month ended June 30, 2006 decreased $3.0 million to $14.7 million from $17.7 million for the six months ended July 30, 2005. The increase for the three month period ended June 30, 2005 is the result of higher sales volume. The decrease for the five months ended June 30, 2006 is directly related to lower sales volume recorded during the shorter (five months) reporting period versus the six months ended July 30, 2005. The Company's gross margin decreased to 33.4% for the three months ended June 30, 2006 as compared to 34.7% for the three months ended July 30, 2005 and increased to 34.2% for the five months ended June 30, 2006 from 32.7% for the six months ended July 30, 2005. The fluctuation of the dollar against the yen, which is the currency the company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness and gross margins.

     Operating Expenses. For the three months ended June 30, 2006 operating expenses were $4.0 million, an increase of $0.2 million, or 0.5%, as compared to $ 3.8 million for the three months ended July 31, 2005 and for the five months ended June 30, 2006 were $6.8 million, a decrease of $1.2 million, or 15%, as compared to $8.0 million for the six months ended July 31, 2006. The increase in operating expenses for the three months ended June 30, 2006 is attributable to variable selling costs that have increased in connection with the increase in sales for the period. The primary difference for the five months ended June 30, 2006 was the timing of expenses associated with the change of fiscal year from a 52/53 week fiscal year to a year ended December 31 as compared to the six months ended July 31, 2005. Included in operating expenses for the five months ended June 30, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the corporate headquarters. (See Note 6 to the Consolidated Financial Statements). Included in operating expenses for the six months ended July 31, 2005 was $147,000 in severance costs.

     Interest Expense. Interest expense for the three months ended June 30, 2006 decreased to $36,000 from $41,000 for the three months ended July 30, 2005 and for the five months ended June 30, 2006, decreased to $61,000 from $78,000 for the six months ended July 30, 2005. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 6 to the Consolidated Financial Statements).

     Other Income. Other income for the three months ended June 30, 2006 increased by $54,000 to $84,000 from $30,000 for the three months ended July 30, 2005 and for the five months ended June 30, 2006 increased $81,000 to $140,000 from $59,000 for the six months ended July 30, 2005. The increase in both periods is primarily attributable to an increase in interest income.

     Income tax expense. Income tax expense for the three months ended June 30, 2006 was $14,000 versus $19,000 for the three months ended July 31, 2005 and for the five months ended June 30, 2006 was $14,000 versus $30,000 for the six months ended July 31, 2005. These amounts represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

     Net Income. Net income for the three months ended June 30, 2006 was $581,000 an increase of $90,000 over the net income of $491,000 for the three months ended July 30, 2005 and for the five months ended June 30, 2006 was $873,000 an increase of $280,000 over the net income of $593,000 for the six months ended July 30, 2005 primarily from the increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $13.9 million at June 30, 2006, increasing $1.8 million, or 14.9%, from $12.1 million at January 28, 2006.

     During the five months ended June 30, 2006, the Company's cash and cash equivalents increased slightly to $13.3 million from $13.2 million at January 28, 2006. Of the $0.4 million net cash used by the Company's operating activities, $1.1 million was used to increase inventory, $0.2 million was used to pay lease termination fees which was offset by income from operations of $0.9 million and cash of $20,000 was used for capital expenditures. Cash of $500,000 was provided by financing activities resulting from the unrestricting of cash related to the termination of the capital lease on the corporate facility in Hauppauge, New York.

     Inventory purchase commitments are covered by current purchases of foreign currency. As of June 30, 2006 the Company did not own any foreign currency futures contracts.

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

Future Capital Requirements

     The Company believes that its existing cash and funds generated from operations, will be sufficient to meet its working capital and capital expenditure requirements in the foreseeable future.

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


PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to various legal actions arising in the normal course of business. However, management believes that as a result of legal defenses and insurance arrangements with parties believed to be financially capable, there are no proceedings, threatened or pending against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Report on form 10-K for the year ended January 28, 2006. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company's Report on Form 10-K for the year ended January 28, 2006.

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

   31.2 Certification of Chief Financial Officer to Section Rule 13a-14(a) or Rule 15d - 14(a).

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002


-------------------------------------------------------------------------------

     * Incorporated by reference from the Registrant's Form 10-Q filed for the quarter ended July 31, 1997.
     ** Incorporated by reference from the  Registrant's  Form 10-Q filed for the quarter ended October 31, 1997.
     ***Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 33-72618

-------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HIRSCH INTERNATIONAL CORP.
                                    Registrant

                                    By: /s/ Paul Gallagher
                                        -----------------------------------
                                        Paul Gallagher,
                                        President and Chief Executive Officer



                                    By: /s/ Beverly Eichel
                                        -----------------------------------
                                        Beverly Eichel,
                                        Executive Vice President, Finance and
                                        Chief Financial Officer and Secretary


Dated: August 10, 2006