Form 10-Q
period 2006-09-30
HIRSCH INTERNATIONAL CORP
filed 2006-11-13
CIK 915909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 20, 2006.


             Class of                               Number of
             Common Equity                          Shares

             Class A Common Stock
             par value $.01                         8,082,201

             Class B Common Stock,                  525,018
             par value $.01

                   HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information                                            Page

Item 1.   Financial Statements

          Consolidated  Balance  Sheets as of September 30, 2006
          and January 28, 2006                                            3-4

          Consolidated  Statements of Operations  for the Three
          and Eight Months Ended  September  30,  2006 and for the
          Three and Nine  Months  Ended October 29, 2005                  5

          Consolidated  Statements  of Cash  Flows  for the Eight
          Months Ended September 30, 2006 and for the Nine Months
          Ended October 29, 2005                                          6

          Notes to Consolidated Financial Statements                      7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.   Controls and Procedures                                        14


Part II.   Other Information

Item 1.    Legal Proceedings                                             15

Item 1A.   Risk Factors                                                  15

Item 2.    Unregistered Sales of Equity Securities and
           Use of Proceeds                                               15

Item 3.    Defaults Upon Senior Securities                               15

Item 4.    Submission of Matters to a Vote of Security Holders           15

Item 5.    Other Information                                             15

Item 6.    Exhibits                                                      15


           Signatures                                                    16

           Certifications                                                17-20

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                September 30, 2006       January 28, 2006
                                                               --------------------    ---------------------
                                                                   (unaudited)
     ASSETS
     CURRENT ASSETS:

       Cash and cash equivalents                                    $13,249                $13,166
       Restricted cash                                                    -                    510
       Accounts  receivable,  net  of an  allowance
       for possible losses of $585 and $372 respectively              4,655                  4,929
       Inventories, net (Note 4)                                      6,161                  4,128
       Other current assets (Note 5)                                  1,358                    513

                                                               --------------------    ---------------------
                Total current assets                                 25,423                 23,246
                                                               --------------------    ---------------------

     PROPERTY, PLANT AND EQUIPMENT, net                                 376                  1,574


     OTHER ASSETS                                                       535                  1,534
                                                               --------------------    ---------------------

              TOTAL ASSETS                                          $26,334                $26,354
                                                               ====================    =====================


     See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     September 30, 2006       January 28, 2006
                                                                     -------------------    ---------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                               (unaudited)

     CURRENT LIABILITIES:

       Accounts payable and accrued expenses (Note 6)                     $ 9,568                 $9,428
       Other current liabilities  (Note 6)                                     80                  1,270
       Customer deposits and other                                            313                    430
                                                                     -------------------    ---------------------
              Total current liabilities                                     9,961                 11,128
                                                                     -------------------    ---------------------

      Deferred gain (Note 7)                                                    -                    608
      Other long term  liabilities - less current
       maturities (Note 7)                                                    210                      -
                                                                     -------------------    ---------------------

               Total liabilities                                           10,171                 11,736
                                                                     -------------------    ---------------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; authorized:
      1,000,000 shares; issued: none                                            -                      -
      Class A common stock, $.01 par value; authorized:
      20,000,000   shares,   issued  and   outstanding:
      9,225,000 shares                                                         92                     91
      Class B common stock, $.01 par value; authorized:
      3,000,000 shares, outstanding: 525,000
      shares                                                                    5                      5
      Additional paid-in capital                                           41,718                 41,471
      Accumulated deficit                                                 (23,655)               (24,952)
                                                                     -------------------    ---------------------
                                                                           18,160                16,615

       Less: Treasury Class A Common stock at cost - 1,143,000
       shares at September 30, 2006 and January 28, 2006                    1,997                  1,997
                                                                     -------------------    ---------------------
              Total stockholders' equity                                   16,163                 14,618
                                                                     -------------------    ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $26,334                $26,354
                                                                     ===================    =====================


See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                                Eight               Nine
                                                                                                Months              Months
                                                           Three Months Ended                   Ended               Ended
                                                      September         October 29,           September          October 29,
                                                      30, 2006              2005              30, 2006              2005
                                                    ----------------   ---------------     ---------------    ---------------

NET SALES                                               $12,383            $ 12,854              $34,688            $39,165

COST OF SALES                                             7,926               8,660               22,596             26,373
                                                    ----------------   ---------------     ---------------    ---------------

GROSS PROFIT                                              4,457               4,194               12,092             12,792
                                                    ----------------   ---------------     ---------------    ---------------

OPERATING EXPENSES
   Selling, General & Administrative
   Expenses                                               4,100               3,965               10,927             11,774
   Severance costs                                            -                   -                    -                147
                                                    ----------------   ---------------     ---------------    ---------------
         Total operating expenses                         4,100               3,965               10,927             11,921
                                                    ----------------   ---------------     ---------------    ---------------

OPERATING INCOME                                            357                 229                1,165                871
                                                    ----------------   ---------------     ---------------    ---------------

OTHER (INCOME) EXPENSE
   Interest expense                                           -                 41                    61                128
   Other income                                             (87)               (55)                 (227)              (124)
                                                    ----------------   ---------------     ---------------    ---------------
         Total other (income) expense                       (87)               (14)                 (166)                 4
                                                    ----------------   ---------------     ---------------    ---------------

INCOME BEFORE INCOME TAX PROVISION                          444                 243                1,331                867

INCOME TAX PROVISION                                         20                   8                   34                 38
                                                    ----------------   ---------------     ---------------    ---------------

NET INCOME                                                 $424                $235               $1,297               $829
                                                    ================   ===============     ===============    ===============

EARNINGS PER SHARE
   Basic                                                  $0.05               $0.03                $0.15              $0.10
                                                    ================   ===============     ===============    ===============
   Diluted                                                $0.04               $0.02                $0.13              $0.09
                                                    ================   ===============     ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES IN
THE CALCULATION OF EARNINGS PER SHARE
   Basic                                                  8,510               8,464                8,495              8,458
   Diluted                                                9,750               9,510                9,735              9,505

 See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                           Eight             Nine
                                                                           Months           Months
                                                                           Ended            Ended
                                                                          September        October
                                                                          30, 2006        29, 2005
                                                                       --------------     -------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                           $1,297             $829
        Adjustments to reconcile net income to net
          cash used in operating activities:
        Depreciation and amortization                                           184              514
        Recognized gain on sale of building                                     (20)             (89)
        Gain on lease termination                                              (128)               -
        Lease termination payment                                              (200)               -
        Provision for reserves                                                  437              390
        Stock option expense (Note 2)                                           147                -

   Changes in assets and liabilities:
        Accounts receivable                                                     125              436
        Net investment in sales-type leases                                       -               61
        Inventories                                                          (2,320)           1,169
        Other assets                                                            154             (361)
        Accounts payable and accrued expenses                                   (73)          (3,790)
                                                                       --------------     -------------

          Net cash used in operating activities                                (397)            (841)
                                                                       --------------     -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (130)             (40)
      Investment in Sheridan Square Entertainment, Inc.                           -           (1,000)
                                                                       --------------     -------------
          Net cash used in investing activities                                (130)          (1,040)
                                                                       --------------     -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term debt                                                -             (129)
      Restricted cash                                                           510            5,140

      Exercise of stock options                                                 100                6
                                                                       --------------     -------------
           Net cash provided by financing activities                            610            5,017
      Increase in cash and cash equivalents                                      83            3,136
      Cash and cash equivalents, beginning of period                         13,166            6,398
                                                                       --------------     -------------
      Cash and cash equivalents, end of period                              $13,249          $ 9,534
                                                                       ==============     =============

      Supplemental disclosure of cash flow information:

      Interest paid                                                            $ 61            $ 105
      Income taxes paid                                                        $ 14             $  8
                                                                       ==============     =============

  See notes to consolidated financial statements.

                   HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and Eight Months Ended September 30, 2006 and Three and Nine Months Ended October 29, 2005


1.   Summary of Significant Accounting Policies

     a) Business Organization and Basis of Presentation

          The accompanying consolidated financial statements as of and for the three and eight months ended September 30, 2006 and the three and nine month period ended October 29, 2005 include the accounts of Hirsch
     International Corp. ("Hirsch") and HAPL Leasing Co., Inc. ("HAPL") and together with Hirsch collectively referred to as the "Company".

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and eight month periods ended September 30, 2006 and the three and nine month periods ended October 29, 2005, the financial position at September 30, 2006 and January 28, 2006 and cash flows for the eight month period ended September 30, 2006 and the nine month period ended October 29, 2005. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

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

     b) Change in Reporting Period

          In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the three and eight month periods ended September 30, 2006 to the three and nine month periods ended October 29, 2005 because it is not practical to recast the prior year comparative quarter ended September 30, 2005. The Company will file a transition report on Form 10K covering the 11 month period ending December 31, 2006.

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

          For the eight months ended September 30, 2006, the Company recognized $147,000 of non-cash compensation expense (included in Selling, General and Administrative expense in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

          The following is a summary of the assumptions used:

      -------------------------------------------------- --------------------
         Risk-free interest rate                              2.14% - 5.11%
      -------------------------------------------------- --------------------
         Expected dividend yield                                0%-4%
      -------------------------------------------------- --------------------
         Expected term                                        2-10 years
      -------------------------------------------------- --------------------
         Expected volatility                                    67%-78.16%
      -------------------------------------------------- --------------------

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

A summary of stock option transactions is as follows for the eight months ended September 30, 2006:


--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
                                                                                           Weighted-
                                                                                           Average
                                                                          Weighted        Remaining
                                                                          Average         Contractual         Aggregate
                                                                      Exercise Price         Term             Intrinsic
                                                         Shares         (per share)         (Years)             Value
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at beginning of period               1,346,000              $0.68
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Granted                                                    543,000              $1.27
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Exercised                                                 (121,000)             $0.83
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Forfeited                                                  (14,000)             $0.95
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Expired                                                    (10,000)             $0.96
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options outstanding at end of period                     1,744,000              $0.85              2.7          $2,256,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options exercisable at end of period                     1,140,000              $0.63              1.8          $1,719,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------
Options available for future grants                        772,000
--------------------------------------------------- ---------------- ----------------- ------------------ -------------------

          The weighted average grant-date fair value of stock options granted during the eight months ended September 30, 2006 was $1.27 per share. As of September 30, 2006, there was approximately $284,396 of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over the next three years

          A summary of nonvested stock option transactions is as follows for the eight months ended September 30, 2006:

      ----------------------------------------------- -------------- -------------------------------------------
                                                                      Weighted-Average Grant-Date Fair
                                                         Shares               Value (per share)
      ----------------------------------------------- -------------- -------------------------------------------
      Nonvested at beginning of period                    149,000              $ 0.85
      ----------------------------------------------- -------------- -------------------------------------------
      Granted                                             543,000
                                                                               $ 1.27
      ----------------------------------------------- -------------- -------------------------------------------
      Vested                                             (76,000)
                                                                               $ 0.62
      ----------------------------------------------- -------------- -------------------------------------------
      Forfeited                                          (12,000)
                                                                               $ 1.06
      ----------------------------------------------- -------------- -------------------------------------------
      Nonvested at end of period                         604,000
                                                                               $ 1.25
      ----------------------------------------------- -------------- -------------------------------------------

          Awards granted prior to the adoption of FASB 123R were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month period ended October 29, 2005 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.


      ------------------------------------------------------------------ -------------------- --------------------
                                                                            Three Months         Nine Months
                                                                               Ended               Ended
                                                                           October 29,            October 29,
                                                                               2005                 2005
                                                                           (in thousands)       (in thousands)
      ------------------------------------------------------------------ -------------------- --------------------

      ------------------------------------------------------------------ -------------------- --------------------
      Net income, as reported                                                   $ 235                 $829
      ------------------------------------------------------------------ -------------------- --------------------
      Deduct:  Total stock-based employee compensation expense
      determined under fair value based method                                    (24)                 (72)
      ------------------------------------------------------------------ -------------------- --------------------
      Pro-forma net income                                                      $ 211                 $757
      ------------------------------------------------------------------ ==================== ====================
      Earnings per share:
      ------------------------------------------------------------------ -------------------- --------------------
         Basic - as reported                                                    $0.03                $0.10
      ------------------------------------------------------------------ -------------------- --------------------
         Basic - pro forma                                                      $0.02                $0.09
      ------------------------------------------------------------------ -------------------- --------------------
         Diluted - as reported                                                  $0.02                $0.09
      ------------------------------------------------------------------ -------------------- --------------------
         Diluted - pro forma                                                    $0.02                $0.08
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

3.   Earnings per share

          A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and eight months ended September 30, 2006 and the three and nine months ended October 29, 2005 follows:


                                             Three Months            Eight months          Three months          Nine months
                                                ended                   ended                ended                 ended
                                                        September 30, 2006                        October 29, 2005
                                                         ------------------                       ----------------

Basic                                            8,510,366             8,495,408             8,463,581            8,458,055

Effect of assumed conversion of
employee stock options                           1,240,337             1,240,337             1,046,734            1,046,734
                                           ------------------    -----------------    ------------------    -----------------

Diluted                                          9,750,703             9,735,745             9,510,315            9,504,789
                                           ==================    =================    ==================    =================

          There were no options outstanding during the eight months ended September 30, 2006 that were excluded from the computation of diluted earnings per share.

4.   Inventories

                                                     September 30, 2006          January 28, 2006
                                                  -----------------------    -----------------------

      New Machines and Software                             $ 5,178                     $ 2,386
      Used Machines                                              94                         183
      Parts                                                   2,469                       2,868
                                                  -----------------------    -----------------------
                                                              7,741                       5,437
      Less: Reserve for slow moving
      inventory                                              (1,580)                     (1,309)
                                                  -----------------------    -----------------------

      Inventories, net                                      $ 6,161                     $ 4,128
                                                  =======================    =======================

5.   Other Assets

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

          On April 26, 2006, the Company announced that it had reached an agreement in principle to terminate its previously announced merger with Sheridan Square Entertainment. On June 1, 2006, the Company terminated the merger. On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan pursuant to which Hirsch sold and SSE repurchased all of Hirsch's right, title and interest in forty (40) shares of the Series B Convertible Participating Stock of SSE, together with all payment-in-kind dividends whether or not issued (the "Purchased Stock") for an aggregate purchase price of $1,200,000 (the "Purchase Price"). The purchase price is payable on or before October 31, 2006. (See Note 8)

6.   Warranty Reserve

          The warranty reserve included in Accounts Payable and Accrued Expenses was $563,000 at September 30, 2006 and $613,000 at January 28, 2006. The
     Company reversed approximately $50,000 in warranty reserve for the eight months ended September 30, 2006 and expensed $50,000 for the nine months ended October 29, 2005.

7.   Long Term Obligations

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

8.   Subsequent Events

          On November 6, 2006, the Company filed a report on Form 8-K disclosing that Sheridan Square Entertainment, Inc. failed to make payment of the $1,200,000 Purchase Price to Hirsch as required under the terms of the Purchase Agreement (see Note 5). The Company believes that the Purchase Price remains collectible, and has retained legal counsel to advise it as to the proper course of action to be taken to enforce its rights under the Purchase Agreement and to collect all amounts due thereunder.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. Our future results, financial condition, results of operations and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "may," or other similar expressions in this Quarterly Report of Form 10-Q. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. See "Item IA - Risk Factors" in our Annual Report on Form 10-K for the year ended January 28, 2006, for more information about important factors that would cause actual results to differ materially from the results anticipated by these forward-looking statements.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the applicable document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and eight months ended September 30, 2006 and the three and nine months ended October 29, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Three and Eight months ended September 30, 2006 as compared to the three and nine months ended October 29, 2005.

     Net sales. Net sales for the three months ended September 30, 2006 were $12.4 million, a decrease of $0.5 million, or 3.9%, compared to $12.9 million for the three months ended October 29, 2005 and $34.7 million for the eight months ended September 30, 2006, a decrease of $4.5 million, or 11.5%, compared to $39.2 for the nine months ended October 29, 2005. The decrease in sales for the three months ended September 30, 2006 is primarily attributable to a decrease in new machine sales. The decrease in sales for the eight months ended September 30, 2006 is primarily attributable to the inclusion of eight months of sales versus nine months for the comparable period.

     Cost of sales. For the three months ended September 30, 2006, cost of sales decreased $0.8 million to $7.9 million from $8.7 million for the three months ended October 29, 2005 and for the eight months ended September 30, 2006 decreased $3.8 million to $22.6 million from $26.4 million for the nine months ended October 29, 2005. The decrease for the three month period ended September 30, 2006 is the result of lower sales volume. The decrease for the eight months ended September 30, 2006 is directly related to lower sales volume recorded during the shorter (eight months) reporting period versus the nine months ended October 29, 2005. The Company's gross margin increased to 36% for the three months ended September 30, 2006 as compared to 32.6% for the three months ended October 29, 2005 and increased to 34.9% for the eight months ended September 30, 2006 from 32.7% for the nine months ended October 29, 2005. The fluctuation of the dollar against the yen, which is the currency the company's embroidery machines are priced in, has affected and is likely to continue to affect the Company's machine sales pricing competitiveness and gross margins.

     Operating Expenses. For the three months ended September 30, 2006 operating expenses were $4.1 million, an increase of $0.1 million, or 2.5%, as compared to $4.0 million for the three months ended October 29, 2005 and for the eight months ended September 30, 2006 were $10.9 million, a decrease of $0.9 million, or 7.6%, as compared to $11.9 million for the nine months ended October 29, 2006. The increase in operating expenses for the three months ended September 30, 2006 is attributable to additional costs associated with the new distribution of the MHM line of screen printing equipment. The primary difference for the eight months ended September 30, 2006 was the timing of expenses associated with the change of fiscal year from a 52/53 week fiscal year to a year ended December 31 as compared to the nine months ended October 29, 2005 and the additional costs associated with the new MHM line of screen printing equipment. Included in operating expenses for the eight months ended September 30, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the corporate headquarters. (See Note 7 to the Consolidated Financial Statements). Included in operating expenses for the six months ended October 29, 2005 was $147,000 in severance costs.

     Interest Expense. Interest expense for the three months ended September 30, 2006 decreased to $0 from $41,000 for the three months ended October 29, 2005 and for the eight months ended September 30, 2006, decreased to $61,000 from $128,000 for the nine months ended October 29, 2005. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 7 to the Consolidated Financial Statements).

     Other Income. Other income for the three months ended September 30, 2006 increased by $32,000 to $87,000 from $55,000 for the three months ended October 29, 2005 and for the eight months ended September 30, 2006 increased $103,000 to $227,000 from $124,000 for the nine months ended October 29, 2005. The increase in both periods is primarily attributable to an increase in interest income.

     Income tax expense. Income tax expense for the three months ended September 30, 2006 was $20,000 versus $8,000 for the three months ended October 29, 2005 and for the eight months ended September 30, 2006 was $34,000 versus $38,000 for the nine months ended October 29, 2005. These amounts represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

     Net Income. Net income for the three months ended September 30, 2006 was $424,000 an increase of $189,000 over the net income of $235,000 for the three months ended October 29, 2005 and for the eight months ended September 30, 2006 was $1,297,000 an increase of $468,000 over the net income of $829,000 for the nine months ended October 29, 2005 primarily from the increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows

     The Company's working capital was $15.5 million at September 30, 2006, increasing $3.4 million, or 28.0 % from $12.1 million at January 28, 2006.

     During the eight months ended September 30, 2006, the Company's cash and cash equivalents remained the same at $13.2 million from January 28, 2006. Of the $0.4 million net cash used by the Company's operating activities, $2.3 million was used to increase inventory, $0.2 million was used to pay lease termination fees which was offset by income from operations of $1.3 million and cash of $130,000 was used for capital expenditures. Cash of $610,000 was provided by financing activities resulting from the unrestricting of cash related to the termination of the capital lease on the corporate facility in Hauppauge, New York and the exercise of stock options.

     Inventory purchase commitments are covered by current purchases of foreign currency. As of September 30, 2006 the Company did not own any foreign currency futures contracts.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 6, 2006, the Company filed a report on Form 8-K diclosing that Sheridan Square Entertainment, Inc. failed to make payment of the $1,200,000 Purchase Price to Hirsch as required under the terms of the Purchase Agreement (see Note 5 and 8 to the financial statements). The Company believes that the Purchase Price remains collectible, and has retained legal counsel to advise it as to the proper course of action to be taken to enforce its rights under the Purchase Agreement and to collect all amounts due thereunder.

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


                                    HIRSCH INTERNATIONAL CORP.
                                    Registrant

                                    By: /s/ Paul Gallagher
                                    -----------------------------------------
                                    Paul Gallagher,
                                    President and Chief Executive Officer


                                    By: /s/ Beverly Eichel
                                    -----------------------------------------
                                    Beverly Eichel,
                                    Executive Vice President, Finance and
                                    Chief Financial Officer and Secretary


Dated: November 13, 2006