Form 10-K
period 2006-12-31
HIRSCH INTERNATIONAL CORP
filed 2007-03-28
CIK 915909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

OR

☒        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from January 29, 2006 to December 31, 2006

Commission file number 0-23434

HIRSCH INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2230715
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Engineers Road, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 436-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQ Global Market
$0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       Yes☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
(Check one):

Large accelerated filer     ☐         Accelerated filer    ☐         Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the closing price on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $8,984,000.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2007 were:

Class of Common Equity	Number of Shares

Class A Common Stock Par Value $.01	8,358,968

Class B Common Stock Par Value $.01	425,018

*For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.

Hirsch International Corp.

Form 10-K

For the Eleven months ended December 31, 2006

Table of Contents

Part I		Page
Item 1.	Business	4-11
Item 1A.	Risk Factors	11-14
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14-15

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	15-17
Item 6.	Selected Financial Data	17-19
Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20-27
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements on Accounting
	And Financial Disclosure	27
Item 9A.	Controls and Procedures	28
Item 9B.	Other Information	28

Part III
Item 10.	Directors and Executive Officers of the Registrant	29-32
Item 11.	Executive Compensation	32-44
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder
	Matters	44-46
Item 13.	Certain Relationships and Related Transactions	46-47
Item 14.	Principal Accountant Fees and Services	47-48

Part IV
Item 15.	Exhibits, Financial Statement Schedules	48
	Exhibit Index	48-50
	Signatures and Certifications	51

PART I

ITEM 1. BUSINESS

General

Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, was founded in 1970 and has become the leading single source provider of electronic computer-controlled embroidery machinery and related value-added products and services. Through its distribution agreements with Tajima Industries, Ltd. (“Tajima”), the Company markets itself under the brand “Tajima USA Sales and Support by Hirsch International Corp.” and offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, and a diverse line of embroidery parts, supplies and accessories. On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM Siebdruckmaschinen Gmbh (“MHM”) for distribution of MHM screenprinting equipment throughout North America. The products will be marketed under the brand “MHM North America by Hirsch”. In addition, Hirsch provides a comprehensive service program, and user training and support. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

The Company's customer base for embroidery machines includes large operators who run numerous machines (which accounts for a smaller percentage of the Company’s business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contractors, who serve manufacturers that outsource either their embroidery or screenprinting requirements; (ii) manufacturers, who use embroidery or screenprinting to embellish their apparel, accessories, towels, linens and other products with decorative appeal; and (iii) embroidery or screenprinting entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

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

The Company enjoys a good relationship with Tajima, having spanned 30 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until early 1997, all Tajima equipment sold in the US was assembled in Japan. At that time, in cooperation with Tajima, Hirsch formed a new subsidiary, Tajima USA, Inc. ("TUI"), to assemble two, four, six and eight-head Tajima machines in the United States. In December 1997, Hirsch sold a forty-five (45%) percent interest in TUI to Tokai Industrial Sewing Machine Company, Ltd. ("Tokai"), Tajima’s parent company’s manufacturing arm. As of January 31, 2004, the Company sold its remaining interest in TUI to Tajima Industries, Ltd. The sale has been reflected in the financial statements as a discontinued operation for all periods presented. (See Note 6 to the Consolidated Financial Statements).

The Company has exclusive rights with MHM for North America. MHM, location in Erl, Austria, has been a world-wide leader in the screen printing industry for over 25 years with over 30 partners throughout Europe, Asia, Africa and South and Central America.

In addition to offering a complete line of technologically-advanced embroidery and screenprinting machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. ("Pulse"). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

Until the fourth quarter of fiscal 2002 the Company's leasing subsidiary, HAPL Leasing Co., Inc. ("HAPL Leasing"), had provided a wide range of financing options to customers wishing to finance their purchases of embroidery equipment. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its business objectives and discontinued its operations (See Note 6 to the Consolidated Financial Statements). The Company has continued to assist its customers in obtaining financing through independent leasing and financing companies, as an attractive alternative for purchasers looking to begin or expand operations. Accordingly, the Company has reported HAPL Leasing as discontinued operations in accordance with APB 30. The consolidated financial statements have been reclassified to segregate the assets and liabilities and operating results of these discontinued operations for all periods presented. In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of HAPL Leasing’s portfolio.

Hirsch also sells a broad range of embroidery supplies, machine parts and accessories. The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars, an e-commerce presence and trade shows. The Company's long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima distribution rights, MHM distribution rights, industry expertise and technological innovation to enable it to increase its market share.

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

The Screen Printing Industry

The screen printing industry today uses both manual and automated screen printing presses to reproduce images onto a variety of materials such as hats, T-shirts, labels and other softgoods. Like embroidery, screen printing uses licensed names, logos and designs provided by, among other sources, professional and collegiate sport teams and the entertainment industry. Most commercial and industrial printing is done on single or multi color automated presses. These applications are used on a world wide basis.

Business Strategy

The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their embroidery equipment, screen printing equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of new Tajima embroidery machines which was approximately 75% of 2006 revenues, (ii) sells new MHM screenprinting equipment, which was approximately 4% of 2006 revenues, (iii) distributes Pulse’s proprietary application software programs for embroidery machines, (iv) sells a broad range of embroidery supplies, accessories and products, (v) sells used embroidery machinery, and (vi) provides comprehensive customer training, support and service for these embroidery and screenprinting machines. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their equipment and related services. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

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

Screenprinting Machines. The Company believes that offering MHM screen printing equipment will provide us with an opportunity to strengthen our position in the apparel adornment marketplace by being able to provide our existing customers a highly productive line of equipment that compliments our existing Tajima embroidery equipment, as well as exposing the Company to a new customer base. For more than 25 years, MHM has been synonymous with revolutionary innovations in the field of screen printing. MHM places great emphasis on its continual research and development that focuses on improving productivity, reliability and ease of use. The Company offers a variety of automated and manual screen printing presses ranging from an 8 station (6 color) model up to a 20 station (18 color) model. These units range in price from $40,000 to $180,000. The Company also sells the flash cure units and flocking modules that can be attached to any of the stations on the screen printing press. In addition, the Company also sells dryers and related screen printing machine parts.

Former Assembly Operations. The Company's former TUI subsidiary maintains a facility located in Rancho Dominguez, California. Assembly of Tajima machines of up to eight heads are completed at this location, using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times required for the Company’s orders coupled with Tajima’s production flexibility enables the Company to be responsive to the changing needs of the market.

Pulse Software. Hirsch is a distributor of Pulse software which offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. A majority of Pulse’s proprietary application software products are designed to operate in the Microsoft(R), Windows(R) 98 and Windows(R) XP environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines, can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of over 22,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

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

Used Embroidery Machinery. The Company, on a case by case basis, accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine, this amount has been immaterial for the last several years. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company believes that the market for used embroidery machines represents an established share of the machine market.

Customer Support. The Company provides comprehensive customer training, support and service for the embroidery machines and software that it sells. The Company's service department includes field service technicians throughout the US who are directed by four centrally located regional technicians. After the Company delivers an embroidery machine to a customer, the Company’s trained personnel may assist in the installation, setup and operation of the machine. The Company employs or contracts with a staff of technical service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its field service technicians to the customer. The Company also provides customer support for the screenprinting machines which includes both phone and field service support.

Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

Discontinued Operations

In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to its ongoing objectives and discontinued HAPL’s Leasing’s operations. Accordingly, the Company has reported HAPL Leasing as discontinued operations. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented. In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining net assets of the lease portfolio. In conjunction with the termination of the portfolio, the Company reversed as part of discontinued operations, $270,000 of reserves previously recorded in fiscal 2002.

During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC (“Hometown Threads”) subsidiary was not strategic to the Company’s long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown Threads subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 6 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2006, the Company resolved the remaining open contingencies related to the sale and recognized income from discontinued operations of approximately $177,000.

Effective January 31, 2004, the Company executed an Agreement with Tajima pursuant to which the Company sold all of the common stock (the “Shares”) constituting a 55% equity interest of its TUI subsidiary owned by it to Tajima. The Company’s Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See Note 6 to the Consolidated Financial Statements).

Sheridan Square Entertainment

On July 20, 2005 the Company had entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. In connection with the merger agreement, the Company had purchased 40 shares of Series B Preferred Stock of Sheridan Square for $1,000,000. On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan pursuant to which Hirsch sold and SSE purchased all of Hirsch’s right, title and interest in the 40 shares of the Series B Preferred Stock of SSE for an aggregate purchase price of $1,200,000. The Company did not record the $200,000 in accrued dividends/interest pending receipt of payment. The purchase price was due on October 31, 2006 and was not repaid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to other expense to fully reserve against the note receivable. (See Notes 8 and 15 to the Consolidated Financial Statements.)

Marketing and Customer Support

The Company has been selling embroidery equipment since 1976 and is one of the leading distributors of Tajima equipment in the world and, through its distribution agreements with Tajima, markets its embroidery products under the name “Tajima USA Sales and Support by Hirsch International Corp.” During the year 2006, the Company became the exclusive North American distributor of MHM screenprinting equipment and markets that brand as “MHM North America by Hirsch”. The Company reinforces recognition of its names through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales and marketing staff is headed by Kris Janowski, Executive Vice-President Sales and Marketing for the Company, and consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition with lower cost manufacturers, the Company attempts - to the best degree possible - to maintain a balance between market share and profit margin.

The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs to assist customers in the use, operation and servicing of the embroidery machines and software it sells. Customers are trained in the operation of embroidery machines as well as in embroidery techniques and the embroidery industry in general. The Company provides its customers with manuals as training tools. Company personnel also provide technical support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting operations. Telephone software support (for embroidery) is provided by Pulse.

The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima and MHM in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

The Company provides its customers with a limited warranty of up to five years against malfunctions from defects in material or workmanship on the Tajima machines it distributes and one year for its MHM screenprinting equipment. The warranty covers specific classes of parts and labor. Tajima provides the Company with a limited two year warranty and MHM provides the Company with a limited one year warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on its products.

Supplier Relationships with Tajima

On August 30, 2004, the Company entered into new consolidated distribution agreements (the “Consolidated Agreements” with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011 (the “Main Agreement”). In addition, the Company was also granted certain non-exclusive distribution rights in the remaining 11 western states (the “West Coast Distribution Agreement”) for the period February 21, 2004 through February 21, 2005. The Company is currently negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima.

Each agreement may be terminated upon the failure by the Company to achieve certain minimum sales quotas. For calendar and fiscal 2006 the minimum sales quotas were met. Furthermore, the agreements may be terminated if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred.

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

Supplier Relationship with MHM

On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM for distribution of MHM screenprinting equipment throughout North America. The agreement provides that the Company must purchase a minimum of $5 million during each calendar year. If the Company fails to achieve the minimum quota in any year by ordering only half of the required quantity of MHM products, MHM has the right to terminate the agreement.

Other Supplier Relationships

The Company obtains its inventory for its embroidery supplies and accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

Customers

The Company's customers range from large operators utilizing numerous machines to individuals who customize products on a single machine. Principal customer groups include: (i) contract embroiderers, who serve manufacturers that outsource their embroidery requirements; (ii) manufacturers, who use embroidery to embellish their apparel, accessories, towels, linens and other products with decorative appeal; (iii) embroidery entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups and (iv) screenprinters. There are no major customers who exceed 10% of revenues.

Competition

The Company competes with original embroidery equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, all of whom distribute products directly into the Company's markets. The Company also competes with original screen printing equipment manufacturers, such as M & R, TAS, Anatol and Workhorse. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the equipment it distributes. Due to the recent decline in overall demand for the embroidery industry, potential customers may emphasize price over technology when selecting a machine. Although the Company attempts to compete on the basis of price to the best degree possible and to maintain its profit margins, there can be no assurance that the Company will be able to do so, the failure of which would have a material adverse effect on the Company.

Further, the Company's customers are subject to competition from importers of embroidered and screenprinted products, which could materially and adversely affect the Company's customers, and consequently could have a material adverse effect on the Company's business, financial conditions and results of operations.

The Company's success is dependent, in part, on the ability of Tajima and MHM to continue producing products that are technologically superior and price competitive with those of other manufacturers. The failure of Tajima and MHM to produce technologically superior products at a competitive price could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company's embroidery supplies and accessories business competes with ARC, a division of Melco Industries, MIM, a division of Brother Industries, and other vendors of embroidery supplies. The Company believes that the market for embroidery supplies is fragmented and that the Company will benefit from the breadth of its product line and the fact that the Company is a single source provider.

Employees

As of December 31, 2006, the Company employed approximately 99 persons who are engaged in sales, service, customer care, finance, administration and management for the Company. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Item 1A. RISK FACTORS

The Company is dependent on its relationship with Tajima and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

For the calendar year ended December 31, 2006, approximately 75% of the Company's revenues resulted from the sale of embroidery equipment supplied by Tajima. Two separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. The distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in 50 states. The Main Agreement, which now covers 39 states, is effective from February 21, 2004 through February 21, 2011. The Main Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. Under the non-exclusive West Coast Agreement which covers nine western continental states, Alaska and Hawaii, the Company is a distributor of Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery. The West Coast Agreement expired February 20, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company’s right to distribute embroidery machines in the territories covered by the West Coast Agreement which would have a material adverse effect on the Company’s business, operations and financial condition. Each of the Tajima agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In calendar and fiscal 2006, the Company met its sales quotas and in fiscal 2005, the Company obtained a waiver from Tajima for failure to meet its sales quotas. Furthermore, the agreements may be terminated for, among other reasons, if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company’s supply chain is disrupted, the Company’s financial condition and results of operations could be materially adversely affected.

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

The decline in the domestic embroidery industry has had a material adverse effect on the Company.

Beginning in fiscal 1999 and continuing to present day, the embroidery industry experienced (i) a decline in demand for large embroidery machines and (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, Far East and South America (which is outside of the geographic area the Company is authorized to distribute embroidery machines pursuant to the distribution agreements with Tajima), both of which have had a material adverse effect on the operations of the Company, its business and financial condition. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry as a whole would also have an adverse effect on the Company.

Since the Company pays certain suppliers in foreign currency, it is subject to foreign currency risks.

The Company pays for its Tajima embroidery machinery in Japanese Yen and its MHM screenprinting equipment in U.S. Dollars. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen can change the cost to the Company of its embroidery machine inventory and can result in competitive pressures for reduced U.S. dollar pricing among Yen-based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions do reduce dollar contribution margins and as a result create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to obtain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the statement of operations.

The Company is dependent on its relationship with MHM and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

For calendar year 2006, less than 4% of the Company’s revenues resulted from the sale of screen printing equipment supplied by MHM. The distribution agreement provides the Company with exclusive rights for ten years to sell MHM screen printing equipment in North America. The agreement stipulates that the Company must purchase a minimum of $5 million during each calendar year. If the Company fails to achieve the minimum quota in any year because it only orders half of the quantity required, then MHM Austria shall have the right to terminate the agreement.

If the Company does not accurately predict inventory level needs, its business could be materially adversely affected.

The Company's ordering cycle for new embroidery machines is approximately three to eight months and approximately seven to ten weeks for new screen printing equipment prior to delivery to the Company. Since the Company generally delivers new machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not be able to successfully compete against its competitors.

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

The Company is dependent on its existing management team and if any of the key personnel left, the Company would be adversely affected.

Changes in Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Henry Arnberg, Chairman of the Board of the Company, and Paul Gallagher, its Chief Executive Officer. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2006. It should also be noted that in the Distribution Agreements with Tajima provide that Tajima may terminate each agreement for, among other reasons, if (a) Henry Arnberg is no longer Chairman and/or CEO of the Company or (b) if Tajima determines that a change in control of the Company has occurred. The loss of the services of Messrs. Arnberg or Gallagher, or the services of other key management personnel, could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company's corporate headquarters is in Hauppauge, New York in a 15,000 square foot facility.

During fiscal 2002, the Company’s previous corporate headquarters building was sold to M3GH Properties, LLC. and approximately 24,500 square feet was leased back in a concurrent transaction (See Note 9 to the Consolidated Financial Statements). During fiscal year 2003, the Company leased back the 25,500 square feet of the building that had remained empty since March 2001 in order to consolidate certain operations in Hauppauge, NY. This property housed the Company's executive offices, the Northeast sales office, technical services, machine and parts warehousing, and order fulfillment. On February 23, 2006, the Company surrendered this lease and concurrently signed a new 62 month lease for approximately 15,000 square feet in a facility also located in Hauppauge, New York which became the Company’s new headquarters facility in July 2006. In conjunction with the lease surrender, the Company terminated the $0.5 million standby letter of credit (shown as restricted cash at January 28, 2006) which was backing the lease of the Company’s Hauppauge facility.

In addition to the Company's headquarters, the Company leases 21 regional satellite offices under non-cancelable operating leases. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Stockholders was held January 25, 2007. At the meeting, the Company’s stockholders voted upon (1) the election of directors and (2) the approval of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007.

The following is a tabulation of the votes:

(1) Election of Directors

	For	Against
Marvin Broitman (Class A)	7,112,588	64,870
Mary Ann Domuracki (Class A)	7,089,202	88,256
Henry Arnberg (Class B)	400,018	-0-
Paul Gallagher (Class B)	400,018	-0-
Christopher J. Davino (Class B)	400,018	-0-

(2) Approval of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm

For	Against	Abstain
7,557,949	7,474	12,052

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Global Market under the symbol “HRSH”. The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported by the NASDAQ Global Market. Trading began in the Class A Common Stock on February 17, 1994. Class B Common Stock is not publicly traded.

Calendar 2006	High	Low
Fourth Quarter ended December 31, 2006	$3.25	$1.90
Third Quarter ended September 30, 2006	$2.27	$1.24
Second Quarter ended June 30, 2006	$1.45	$1.15
First Quarter ended March 31, 2006	$1.36	$1.20

Fiscal 2006	High	Low
Fourth Quarter ended January 28, 2006	$1.54	$1.06
Third Quarter ended October 29, 2005	$1.93	$1.00
Second Quarter ended July 30, 2005	$1.61	$0.98
First Quarter ended April 30, 2005	$1.48	$0.85

The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)	As of March 15, 2007, the Company believes that there were approximately 112 record holders of its Class A Common Stock and 1 record holder of its Class B Common Stock.

(c)	No dividends were declared during calendar 2006 or fiscal 2006.

(d)	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,315,000	$1.21	271,000
Equity compensation plans not approved by security holders	100,000	$0.50	-
TOTAL	2,415,000	$1.18	271,000

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

Corporate Performance Graph

We believe that we are the only publicly-held firm in the embroidery equipment industry, and therefore do not believe that we can reasonably identify an embroidery industry-based peer group. We have elected to define a peer group based on a group of two industrial distributors, trading in similar SIC Codes, with relatively low market capitalization for a benchmark. The following graph and table compares the change in the cumulative total stockholder return for the five-year period beginning on January 31, 2003, and ending on December 31, 2006, based upon the market price of the Company's Class A Common Stock, with the cumulative total return of the NASDAQ Composite Index and the defined Peer Group. The Peer Group includes the following companies: Quipp Inc. and Key Technology Inc. The graph assumes a $100 investment on January 31, 2003 in each of the indices and the reinvestment of any and all dividends.

Comparison of Five-Year Cumulative Total Return Among Hirsch International Corp.,

NASDAQ Composite Index and an industry-based market capitalization-based peer group

	1/31/03	1/31/04	1/29/05	1/28/06	12/31/06

Hirsch International Corp.	$100	$541	$239	$300	$477
NASDAQ Composite Index	100	156	156	175	183
Peer Group	100	176	126	137	63

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein for the eleven months ended December 31, 2006. The consolidated financial statement data as of December 31, 2006, January 28, 2006 and for the calendar year ended December 31, 2006 and fiscal years ended January 28, 2006 and January 29, 2005 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 31, 2004 and 2003 are derived from audited Consolidated Financial Statements not included herein.

	Eleven Months Ended	Year Ended
	December	January
	(in thousands of dollars, except per share amounts)
	31,	28,	29,	31,	31,
Hirsch International Corp. and Subsidiaries	2006	2006	2005	2004	2003

Statement of Operations Data:

Net sales	$49,912	$51,139	$44,394	$47,116	$42,723

Cost of sales (5)	32,416	34,033	30,660	32,003	29,435

Operating expenses (1) (6)	15,359	16,484	15,874	17,488	16,793

Income (loss) from continuing operations before income tax provision (benefit) (4) (5)	1,385	122	(2,139)	(2,025)	(3,451)

Income tax provision (benefit)	53	32	9	25	(504)

Income (loss) from continuing operations	1,332	90	(2,148)	(2,050)	(2,947)

Income (loss) from discontinued operations (2)(3)	-	447	376	2,494	(2,603)

Net Income (loss)	$1,332	$537	$(1,772)	$ 444	$(5,550)

Net income (loss) per share from continuing operations
Basic	$0.16	$0.01	$ (0.26)	$ (0.24)	$ (0.34)
Diluted	$0.14	$0.01	$ (0.26)	$ (0.24)	$ (0.34)

Net income (loss) per share
Basic	$0.16	$0.06	$ (0.21)	$ 0.05	$ (0.64)
Diluted	$0.14	$0.06	$ (0.21)	$ 0.05	$ (0.64)

Shares used in the calculation of net income (loss) per share:
Basic	8,538	8,481	8,351	8,571	8,789
Diluted	9,724	9,617	8,351	8,571	8,789

(1)

In fiscal year 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been previously provided for facilities and severance costs.

(2)	Fiscal years 2005, 2004, and 2003, have been restated to reflect the discontinued operations of HTT, TUI, HAPL and Pulse.

(3)	In fiscal year 2004, the Company reversed $2.0 million of reserves associated with the UNL lease portfolio which was sold to Beacon Funding in September 2003.

(4)

In fiscal 2006, the Company expensed approximately $605,000 of transaction costs associated with the terminated merger with Sheridan Square Entertainment, LLC (See Note 15 to the Consolidated Financial Statements). In calendar 2006, the Company took a $1.0 million reserve against the note receivable from Sheridan Square Entertainment.

(5)	Fiscal years 2005, 2004, and 2003 have been restated to include the gain/(loss) in foreign currency in cost of sales from other income.

(6)	In Calendar 2006, the Company adopted SFAS 123R which recognized $343,000 as non-cash compensation costs. (See Note 2m to the Consolidated Financial Statements.)

Hirsch International Corp. and Subsidiaries	(in thousands of dollars)
	December 31,	January 28,	January 29,	January 31,
	2006	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$15,676	$12,118	$13,388	$14,698	$14,616

Total assets	27,188	26,354	26,626	30,346	30,796

Long-term debt, less current maturities	120	0	1,270	1,418	1,559

Stockholders' equity	$16,413	$14,618	$14,055	$15,848	$16,065

Hirsch International Corp

Summarized Quarterly Data**

$ in thousands, except for per share amounts	Calendar Quarter

Eleven months ended December 31, 2006	First	Second	Third	Fourth
Net Sales	$8,645	$13,660	$12,383	$15,224
Gross profit	3,069	4,567	4,457	5,403
Net income	292	581	424	35

Basic income per share	$0.03	$0.07	$0.05	$0.01
Diluted income per share	$0.03	$0.06	$0.04	$0.01

The Company incurred a significant adjustment in fourth quarter of calendar year ended December 31, 2006 as follows:

Reserve for Sheridan Square note receivable	$1,000,000

	Fiscal Quarter
Year ended January 28, 2006	First	Second	Third	Fourth
Net Sales	$13,723	$12,587	$12,854	$11,975
Gross profit	4,232	4,366	4,194	4,314
Income (loss) from discontinued operations	0	0	0	447
Net income (loss)	102	491	235	(291)

Basic income (loss) per share	$0.01	$0.06	$0.03	($0.04)
Diluted income (loss) per share	$0.01	$0.05	$0.02	($0.02)

**Note: The quarterly data has been restated to reflect the reclassification of currency gains/(losses) into cost of sales from other income.

The first quarter of calendar 2006 only includes the two month period January 29, 2006 to March 31, 2006 versus the first quarter of fiscal 2006 which includes the three month period January 30, 2005 to April 30, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending in January of the applicable calendar year. As used herein, “calendar 2006” or “calendar year 2006” refers to the eleven months ended December 31, 2006.

Company Overview

The Company is a leading single source supplier of electronic computer-controlled embroidery machinery, screen printing equipment and related value-added products and services. The Company offers a complete line of technologically advanced embroidery and screenprinting machines, proprietary application software and a diverse line of supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima and TUI, screen printing machines manufactured by MHM, as well as a wide variety of embroidery supplies.

In fiscal 1998, Hirsch formed TUI for the purpose of assembling Tajima embroidery machines in the United States. Production at TUI consists of models in configurations of up to eight heads per machine. In January 1998, Tokai Industries (Tajima's manufacturing arm) purchased a 45 percent interest in TUI. In July 1999 Tajima granted to Hirsch the non-exclusive right to distribute to its existing US customers who have expanded their operations into the Caribbean region. As of January 31, 2004, the Company sold its majority interest in TUI to Tajima.

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

The market is and has been affected by the fluctuating value in foreign exchange of the US dollar versus the Yen resulting in dollar price pressure for machine sales. Most Japanese based equipment competitors in the industry (including the Company) faced difficulty in meeting these new market demands. In fiscal 2002, the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model. In fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been accrued for remaining severance costs associated with the restructuring and for the lease termination in Solon, Ohio.

In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the eleven month period ended December 31, 2006 to the year ended January 28, 2006 because it is not practical to recast the prior year comparative period ended December 31, 2005. For purposes of discussion calendar year 2006 represents the eleven month period ended December 31, 2006 and fiscal year 2006 represents the fiscal year ended January 28, 2006.

During calendar 2006, the Company expanded its product line by adding MHM screen printing equipment. The Company believes that this added product will help strengthen its position in the decorated apparel market.

Results of Operations

The following table presents certain income statement items expressed as a percentage of total revenue for the calendar year ended December 31, 2006 and the fiscal years ended January 28, 2006 and January 29, 2005.

	Calendar	Fiscal
	2006	2006	2005

Net sales	100%	100%	100%

Cost of sales	64.9%	66.6%	69.1%

Operating expenses	30.8%	32.2%	35.8%

Interest expense	0.1%	0.3%	0.4%

Other expense (income), net	1.4%	0.7%	-0.4%

Income (loss) from continuing operations before income taxes	2.8%	0.2%	-4.9%

Income tax provision	0.1%	0.1%	0.0%

Income from discontinued operations, net of tax	0.0%	0.9%	0.9%

Net Income (loss)	2.7%	1.0%	-4.0%

Note:	The results of operations have been restated to reflect the reclassification of currency gains/(losses) into cost of sales from other income.

Use of Estimates and Critical Accounting Policies

The preparation of Hirsch’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Critical Accounting Policies

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

Revenue Recognition - The Company distributes embroidery and screenprinting equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In calendar 2006, fiscal years 2006, and 2005, most sales of new equipment did not require installation as a substantive part of its sales and accordingly the Company recorded its sales at the time the machinery was shipped. Service revenues (which are not material) and costs are recognized when services are provided. Sales of software are recognized when shipped since no post-contract or support obligations remain. Sales of parts and supplies are recognized when shipped.

Long Lived Assets – The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets

Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results could be significantly adversely affected.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the “FIFO” weighted average cost for supplies and parts and specific cost for embroidery and screenprinting machines and peripherals.  The inventory balance is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income (loss) could be significantly adversely affected.

Warranty - The Company provides a five-year limited warranty for its embroidery machines and a one-year limited warranty for its screenprinting machines. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s operating expenses and net income (loss) could be significantly adversely affected.

Stock Based Compensation - The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” (‘”SFAS 123R”) a revision of SFAS 123 which supercedes APB 25 “Accounting for Stock Issued to Employees”. As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material. For the year ended December 31, 2006, the Company recognized $343,000 of non-cash compensation expense included in Selling, General and Administrative expense in the Consolidated Statement of Operations attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant (see Note 2m).

Calendar Year 2006 (11 Months) as Compared to Fiscal Year 2006 (12 Months)

Net sales. Net sales for calendar year 2006 were $49.9 million, a decrease of $1.2 million, or 2.3% compared to $51.1 million for fiscal year 2006. The Company believes that the decrease in sales volume for calendar year 2006 (eleven months) is mainly attributable to only including eleven months of sales as compared to the prior year which included twelve months of sales. There are no major customers who exceed 10% of revenues.

Cost of sales. For calendar year 2006, cost of sales decreased $1.6 million or 4.7%, to $32.4 million from $34.0 million for fiscal year 2006. The decrease was directly a result of only including eleven months of cost of sales in calendar year 2006 versus including twelve months of cost of sales in fiscal 2006. Included in cost of sales for calendar year 2006 was a currency gain of $0.01 million and in fiscal 2006 included a currency gain of $0.5 million. The Company's gross margin increased for calendar year 2006 to 35.1%, as compared to 33.5% for fiscal year 2006. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company’s competitors face similar circumstances.

Operating Expenses. For calendar year 2006, overall operating expenses decreased $1.1 million or 6.6%, to $15.4 million from $16.5 million for fiscal year 2006. Selling, general and administrative expenses associated with the Company’s ongoing operations decreased $1.0 million or 6.1% primarily related to including eleven months of expenses in calendar 2006 as compared to including twelve months of expenses in fiscal 2006. Included in Calendar 2006 were approximately $1.0 million in bonus costs. Included in overall operating expenses for fiscal 2006 is $147,000 of restructuring costs related to severance and $1.0 million in bonus costs.

Interest Expense. Interest expense for calendar year 2006 was $61,000 versus $166,000 for fiscal year 2006. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters which was terminated in February 2006.

Other (Income) Expense. Other expense for calendar year 2006 was $691,000 versus other income of ($271,000) for fiscal 2006. In calendar year 2006, other expense included a $1.0 million reserve for the Sheridan Square note receivable, $246,000 in interest income, $43,000 in other income and $20,000 gain on sale of assets. In fiscal 2006, other income included a $119,000 gain on sale of assets, $133,000 in interest income and $18,000 of other income.

Transaction Costs. As of January 28, 2006, the Company expensed approximately $605,000 of transaction costs associated with the termination of the merger between Sheridan Square Entertainment and Hirsch (See Note 7 to the Consolidated Financial Statements).e Note 16 to the Consolidated Financial Statements).

Income Tax Provision. The income tax provision reflects an effective tax rate of 3.9% for calendar year 2006 as compared to an effective tax rate of 36.8% for fiscal 2006. The difference of the above rates to the federal statutory rate are adjustments for state income taxes and permanent differences offset by the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

Net Income. The net income for calendar year 2006 was $1.3 million, an increase of $0.8 million, compared to net income of $0.5 million for fiscal year 2006.

Fiscal Year 2006 (1/28/06) as Compared to Fiscal Year 2005 (1/29/05)

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

Cost of sales. For fiscal year 2006, cost of sales increased $3.4 million or 11.0%, to $34.0 million from $30.7 million for fiscal year 2005. The increase was directly a result of the related increase in net sales for fiscal year 2006 as compared to fiscal year 2005. Included in cost of sales for fiscal 2006 was a currency gain of $0.5 million and in fiscal 2005 included a currency loss of $0.3 million. The Company's gross margin increased for fiscal year 2006 to 33.5%, as compared to 30.9% for fiscal year 2005. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company’s competitors face similar circumstances.

Operating Expenses. For fiscal year 2006, overall operating expenses increased $0.6 million or 3.8%, to $16.5 million from $15.9 million for fiscal year 2005. Selling, general and administrative expenses associated with the Company’s ongoing operations increased $0.4 million or 2.9% primarily related to selling costs directly associated with the Company’s increase in sales revenues which includes approximately $1.0 million in bonus costs. Included in overall operating expenses for fiscal 2006 is $147,000 of restructuring costs related to severance.

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

Transaction Costs. As of January 28, 2006 the Company expensed approximately $605,000 of transaction costs associated with the termination of the merger between Sheridan Square Entertainment and Hirsch. (See Note 7 to the Consolidated Financial Statements).

Income tax provision. The income tax provision reflected an effective tax rate of 36.8% for fiscal 2006 as compared to an income tax benefit rate of 0% for fiscal year 2005. The difference of the above rate to the federal statutory rate for 2005 is the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

Income from Discontinued Operations. In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the Company's ongoing objectives and discontinued operations. The Company has made provisions for the cost of winding down the operations as well as the potential losses that could be incurred in disposing of its minimum lease payments and residual receivables. The Company’s Statements of Operations have been restated to reflect the results of the HAPL Leasing subsidiary as discontinued operations (See Note 6 to the Consolidated Financial Statements). In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of the lease portfolio. In conjunction with the termination of the portfolio, the Company reversed, as part of discontinued operations, $270,000 of reserves recorded in fiscal 2002.

During the quarter ended April 30, 2004, the Company determined that its Hometown Threads subsidiary was not strategic to the Company’s long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of Hometown Threads to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC. (See Note 6 to the Consolidated Financial Statements). As a result of the sale of Hometown Threads, the Company recognized a gain of approximately $943,000. The Buyer had withheld $200,000 from the purchase price primarily associated with a note receivable on the books of Hometown Threads and $142,000 in deferred income from deposits received for stores not yet opened. The Company deferred the recognition of income on these items until the contingencies were resolved. During the fourth quarter of fiscal 2006, the Company resolved the remaining open contingencies and recognized income from discontinued operations of $177,000. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented.

Net Income (Loss). The net income for fiscal year 2006 was $0.5 million, an increase of $2.3 million, compared to net loss of $1.8 million for fiscal year 2005.

Liquidity and Capital Resources

The Company’s working capital increased $3.6 million or 29.8% to $15.7 million at December 31, 2006 from $12.1 million at January 28, 2006. This was primarily the result of improved operating results and the elimination of the short-term capital lease obligation of $1.1 million.

During calendar 2006, the Company’s cash increased $1.3 million or 9.8% to $14.5 million from $13.2 million at January 28, 2006. A portion of the increase was cash provided by financing activities of $0.5 million during calendar 2006 resulting from the unrestricting of cash previously used to collateralize a standby letter of credit, which was terminated during early fiscal 2006. Additional cash of $0.8 million was provided by operating activities primarily from the Company having net income of $1.3 million versus a net income of $0.5 in fiscal 2006.

Contractual Obligations

The following table shows the Company's contractual obligations and commitments (See Note 14 to the Consolidated Financial Statements).

Payments due by period (in thousands)

Contractual Obligations/Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations	$1,642	$ 493	$1,011	$138	$ -

Purchase commitments	2,200	1,200	1,000	-	-

Total	$3,842	$1,693	$2,011	$138	$ -

Revolving Credit Facility and Borrowings

The Company had a Loan and Security Agreement (“the Congress Agreement”) with Congress Financial Corporation (“Congress”) for a three year term which originally expired on November 26, 2005. The Congress Agreement, as amended on August 31, 2004, provided for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement required the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants as of January 28, 2006. The Company had placed $0.5 million in restricted cash to support the standby letter of credit backing the lease on the Company’s facilities in Hauppauge. On October 21, 2005, the Company signed Amendment No. 5 to the Loan and Security Agreement. This amendment provided for, among other things, an extension of the maturity date of our existing credit agreement from November 26, 2005 until and including February 28, 2006. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). The Company, at this time, does intend to enter into a new banking agreement.

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

Recent Accounting Pronouncements –

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

The Company may from time to time enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company did not enter into any forward contracts during calendar 2006.

The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information contained in pages F-1 through F-26 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’ disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms, including ensuring that such material information is accumulated and communicated to the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Executive Officers and Directors

The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company:

Name	Age	Position
Henry Arnberg	64	Chairman of the Board of Directors
Paul Gallagher	57	Chief Executive Officer, President and Director
Marvin Broitman	68	Director
Mary Ann Domuracki	52	Director
Christopher J. Davino	41	Director
Beverly Eichel	49	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary
Kristof Janowski	54	Executive Vice President, Sales and Marketing
Nicholas Paccione	52	Vice President, Operations

Henry Arnberg, has held the position of Chairman of the Board of the Board of Directors since 1980 and served as President of the Company until December 1998 and its Chief Executive Officer until November 2004. Mr. Arnberg received a Bachelor of Science in Accounting from the University of Bridgeport in 1965 and an MBA in Finance and Management from the Adelphi University in 1971.

Paul Gallagher, joined the Company as its Chief Operating Officer in September 2001. In early 2003, Mr. Gallagher was also appointed the Company’s President as well as a director. On December 1, 2004, Mr. Gallagher was appointed Chief Executive Officer. Prior thereto, Mr. Gallagher was employed by Cornerstone Group Inc., a consulting firm focused on corporate turnarounds and restructurings, as well as mergers and acquisitions. Mr. Gallagher received a Bachelor of Science from the University of Cincinnati in 1976 and an MBA from Xavier University in 1978.

Marvin Broitman has served as a director of the Company since April 1994, and is currently President of Uniwave, Inc., a company engaged in the engineering and manufacturing of automation accessory equipment for textile machinery since 1968. Mr. Broitman received a Bachelor of Electrical Engineering degree from City College in 1961 and an MBA from the Harvard Business School in 1968. Mr. Broitman serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

Mary Ann Domuracki has served as a director of the Company since September 2001, and is a managing Director of Restructuring at Financo, Inc. since September 2001. Ms. Domuracki has more than 25 years experience of accounting, advisory and operating management services. Her industry experience includes, senior management positions as President of Danskin, Inc., Executive Vice President of Administration and Finance of Kasper A.S.L., and most recently, Executive Vice President and Chief Financial Officer of Pegasus Apparel Group, Inc. Ms. Domuracki is a CPA and a member of the AICPA, and has a Bachelor of Business Administration from Pennsylvania State University with a concentration in Accounting. Ms. Domuracki serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

Christopher Davino has served as a director of the Company since October 2004. Since early 2006, Mr. Davino has been President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services to companies including capital raising and mergers and acquisitions. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a waste management transportation company. Prior to that position, Mr. Davino worked as a restructuring professional at Wasserstein and Perella and Zolfo Cooper. Mr. Davino is a seasoned restructuring professional having provided strategic and financial advice to Fortune 500 companies, financial sponsors and strategic buyers, commercial banks and bondholders with respect to corporate restructurings and mergers and acquisitions over the last 14 years. Mr. Davino received his Bachelor of Science in Finance from Lehigh University.

Beverly Eichel, has been Executive Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1, 2002. Ms. Eichel has also served as the Company’s Secretary since October 2002. Prior thereto, she was Executive Vice President and Chief Financial Officer of Donnkenny, Inc. from October 1998 to June 2001. From June 1992 to September 1998, Ms. Eichel served as Executive Vice President and Chief Financial Officer of Danskin, Inc. and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel is a Certified Public Accountant in the State of New York and a member of the AICPA. Ms. Eichel received a Bachelor of Science in Accounting from the University of Maryland in 1980.

Kristof Janowski has worked for the Company since 1987. From 1987 through 1994 he was sales manager for the Midwest Region. In October 1994, he was promoted to Vice President of Midwest sales. In 1999, he was promoted to Vice President of National Sales and most recently Mr. Janowski was promoted to Executive Vice President – Sales and Marketing effective March 1, 2005.

Nicholas Paccione joined the Company in June of 2003 as Director of Information Technology and was promoted to Vice President of Operations in February of 2005. Prior to joining the Company, Mr. Paccione owned his own independent consultancy specializing in computer network design. Prior to starting his consulting firm, Mr. Paccione was Chief Operating Officer at Heathology, an online health education company, Senior Vice President of Operations for Primedia Workplace learning, and Vice President of Systems and Technology for the Primedia Information Group. Mr. Paccione received his Masters of Science from State University of New York at Stonybrook in 1977.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Audit Committee was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each member of the Audit Committee is an “independent director” as defined in Rule 4200(a)(15) of the NASDAQ Capital Market, Inc. listing standards, as applicable and as may be modified or supplemented. The members of the Audit Committee are Mary Ann Domuracki, Marvin Broitman and Christopher J. Davino. MaryAnn Domuracki, Chairman of the Audit Committee, is an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act. The audit committee has adopted a written Audit Committee charter.

The Company does not have a Nominating Committee. The view of the Board of Directors is that it is appropriate for the Company not to have such a committee as each member of the Board participates in the consideration of a nominee.

Of the five current Board members, three are “independent” under the existing standards of NASDAQ Capital Market issuers and director nominees are required to be approved by a majority of the entire Board and a majority of the independent directors. The Board generally relies on its network of industry and professional contacts in connection with identifying potential Board members. The Board is also open to presentation of nominees recommended by security holders provided that sufficient information about the proposed nominees business, industry and financial background is provided to the Board and such information is received not less than 120 days prior to the release of the proxy statement to our shareholders. The Board will only consider nominess that have the requisite industry or financial experience to be able to advise and direct senior management in the Company’s operations. At a minimum, each nominee: (i) must be prepared to represent the best interest of all of the Company’s shareholders, (ii) must be an individual who has demonstrated integrity and ethics in his/her personal and professional field and has established a record of professional accomplishment in his/her chosen field, (iii) must not have (and his/her family members must not have) any material personal, financial or professional interest in any present or potential competitor of the Company; and (iv) must be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board and not have other personal or professional commitments that would interfere or limit his or her ability to do so.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer, which is a “Code of Ethics” defined by the applicable rules of the Securities and Exchange Commission. The Company undertakes to provide to any person with out charge, upon request, a copy of the Company’s Standards of Business Conduct. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer. If the Company makes any amendment to its code of ethics, other than technical, administrative or non-substantive amendments, or grants any waivers, including implicit waivers from a provision of the code of ethics to the Company’s principal executive officer, principal financial officer or persons performing similar functions, the Company will disclose the motive for the amendment or waiver, its effective date and to what it applied on a report on Form 8-K filed with the Securities and Exchange Commission.

Code of Conduct

The Company adopted a Code of Conduct that applies to all employees, including all executive officers. Print copies of the Code of Conduct are available to any stockholder that requests a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities collectively, the “Reporting Persons” to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company’s review of the copies of such forms received by it during the calendar year ended December 31, 2006, the Company believes that the Reporting Persons complied with all filing requirement applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

The Board of Directors has a Compensation Committee and a Stock Option Committee. The members of the Compensation Committee and the Stock Option Committee are Messrs. Broitman and Davino and Ms. Domuracki. The function of the Compensation Committee is to determine and make recommendations to the Board regarding the compensation of the Company's executives. The Stock Option Committee administers the Company's stock option plans and awards stock options.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The Company’s compensation program is designed to integrate compensation with the achievement of the Company’s short-term and long-term business objectives, align the executive officers’ and key employees’ interest with those of the Company’s shareholders and to ensure that the total compensation paid to the executive officers and key employees is fair, reasonable and competitive. Based on the foregoing objective, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. This strategy also includes aligning and rewarding management for increasing shareholder value.

Role of Compensation Consultant

The Compensation Committee has engaged Northbrook Compensation Associates (“Northbrook”), an independent human resource consulting firm, to provide the Committee with relevant market data and alternatives to consider when making compensation decisions for the executive officers and key employees. Northbrook was engaged to evaluate each key element of the compensation program and the total compensation program relative to the Company’s peers. The key elements (base salary and short-term and long-term incentives) were analyzed against market information in order to determine if the Company’s compensation plans were reasonable. The purpose of this engagement was to determine whether the Company’s total compensation plan and allocation of compensation between base salary, annual bonus and long-term incentives was reasonable considering the Company’s peers.

Executive Compensation Components

The Company has entered into employment agreements with its President and Chief Executive Officer and its Executive Vice President - Finance, Chief Financial Officer and Secretary. These employment contracts cover the key elements of the Company's executive compensation package, which consist of base salary and short-term and long-term incentives, and cover severance and termination benefits. These employment agreements and the Company's policies with respect to each of the key elements of its executive compensation package are discussed below. In addition, while the elements of compensation described below are considered separately, the

Compensation Committee also considers and reviews the full compensation package afforded by the Company to its executive officers, including insurance and other benefits. The Compensation Committee makes its determinations after receiving and considering the recommendations of the Company's Chief Executive Officer.

Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and shareholders. Likewise, the Company provides cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals or in the discretion of the Compensation Committee. The Company provides equity compensation to reward superior performance against specific objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of Hirsch and its shareholders.

Base Salary

Base salary for the Company's executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

The base salaries of executive officers are established by the Compensation Committee at the time their employment agreements are executed. Mr. Gallagher and Ms. Eichel are entitled to minimum base salaries set forth in their employment agreements (See “Employment Agreements”).

The base salaries for Messrs. Janowski and Paccione were set at $275,000 and $187,500, respectively. Mr. Gallagher determined these base salaries by reviewing their previous compensation and performance. Mr. Arnberg’s salary was set by his consulting agreement.

For the year ending December 31, 2007, Messrs. Gallagher and Arnberg and Ms. Eichel’s base salaries are set by their employment or consulting agreements. Messrs. Janowski and Paccione were set by Mr. Gallagher reviewing their previous compensation and their performance for 2006.

The following are the salaries for the fiscal year ending December 31, 2007:

Executive Officer	Base Salary
Henry Arnberg	$150,000
Paul Gallagher	$375,000
Beverly Eichel	$290,000
Kristof Janowski	$290,000
Nicholas Paccione	$200,000

Short-Term Incentives

Short-term incentives are paid primarily to recognize specific operating performance achieved within the last fiscal year. Since such incentive payments are related to a specific year's performance, the Committee understands and accepts that such payments may vary considerably from one year to the next. The Company's bonus program generally ties executive compensation directly back to the annual performance of the Company overall. Those executives not signatory to an employment agreement are able to earn a percentage of their base salary as a performance-related bonus. Where there is an employment agreement, an executive may earn a percentage of their base salary, pursuant to the Company’s annual incentive program, as a performance-related bonus. Where there was no employment agreement, the percentage of their base salary was approved by the Compensation Committee.

The annual incentive plan is derived by the Compensation Committee using the fiscal budget plan approved by the Board of Directors. The incentive targets are set using three thresholds. At the minimum level, pre-tax income was set at eighty percent of the target level. The target level was the budgeted pre-tax income. The maximum level was set at one hundred fifty percent of the target budget amount for pre-tax income. There was no discretionary bonus awarded during the period ended December 31, 2006.

Calendar 2006 Bonuses

For calendar 2006, the annual non-equity incentive based compensation was based upon achievement of pre-determined targets relating to corporate financial performance. Maximum bonuses for calendar 2006 for the executive officers listed below were as follows:

Executive Officer	Percentage of Base Salary
Henry Arnberg	40%
Paul Gallagher	100%
Beverly Eichel	70%
Kristof Janowski	70%
Nicholas Paccione	50%

For each of the executive officers named above, the specific targets were exceeded and the maximum bonus was earned.

Long-Term Incentives

The Stock Option Committee of the Board of Directors has the responsibility of administering the Company’s stock incentive plans and is therefore responsible for authorizing all grants of options. The Company maintains two active stock option plans, the 2003 Stock Option Plan and 2004 Non-employee Director Stock Option Plan, pursuant to which options to purchase an aggregate of 271,000 shares of Class A Common Stock may be granted. In addition, certain options granted pursuant to the Company’s expired 1993 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan remained outstanding. In order to align long-term executive compensation with long-term stockholder value improvements, the Stock Option Committee has from time to time awarded stock option grants to executives of the Company in recognition of the value of these grants in motivating long-term strategic decision making. The Company’s long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company’s Class A Common Stock price. In determining annual stock option or restricted stock grants to executive officers, the Stock Option Committee, along with executive management, bases its decision on the individual's performance and potential to improve stockholder value.

The Stock Option Committee considers the recommendations of the Chief Executive Officer in granting awards to executive officers and employees other than the Chief Executive Officer. The Chief Financial Officer assists the Chief Executive Officer in this process by preparing a list of eligible employees and recommended awards for all eligible employees other than her. Consideration is given to each individual’s employment standing and those employees subject to possible termination are not deemed to be eligible. Recommended amounts are based on previous grants, the amount of awards remaining available for issuance under the 2003 Stock Option Plan and the expected number of future years during which the awards available for issuance under the 2003 Stock Option Plan will be issued. The Chief Financial Officer is responsible, under the direction of the Stock Option Committee, for the day-to-day administration of the outstanding awards and the related recordkeeping.

During the fiscal year ended January 28, 2006, 190,000 options were granted to the Company’s senior executive officers. During the calendar year ended December 31, 2006, 625,000 options were granted to the Company’s senior executives.

Timing of Grants. Awards have historically been granted to executive officers and eligible full-time employees once per year. The Stock Option Committee has typically met annually within the first 120 days after the start of the new fiscal year and approved the annual grant of options (if given). In 2006, the Board of Directors and Stock Option Committee kept its historical practice of granting annual awards to directors, executive officers and eligible full-time employees under the 2003 Stock Option Plan.

There is no effort to time the meeting and the related approval of awards with the release of material non-public information. The Board of Directors and Stock Option Committee typically hold their meeting within 120 days of year end. There are typically no releases of material non-public information by the Company until the latter half of March when the announcement of the earnings for the previous fiscal year is completed. The timing of grants for newly hired executives is not timed in coordination with the release of material non-public information. The Company does not grant awards based on the pending release of material non-public information and the Company does not release material non-public information for the purpose of affecting the value of executive compensation.

Pricing of Grants. Options granted under the 2003 Stock Option Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of the grant .

Other Considerations

Relationship Among the Different Components of Compensation

In order to ensure that executive officers are held accountable for the Company’s performance and changes in stockholder value, management and the Compensation Committee generally allocate total compensation such that the portion of compensation attributable to fixed elements, such as salary and benefits, decreases with increasingly higher levels of responsibility, and the portion attributable to variable, performance-based elements increases.

Stock Ownership

The Company does not require its executive officers to be stockholders in the Company. The Stock Option Committee believes that the grant of stock options to the Company’s executive officers that vest over a period of time is sufficient to provide the required incentive to such officers and align their interests with the interests of the Company’s stockholders.

Recovery of Awards

The Company does not have a formal policy to recover past compensation awards from executive officers in the event of a restatement or an adjustment of results or performance measures that would have reduced the size of an award. The Company has not historically had any restatements or adjustments of this nature. Should such an incident occur, the Board of Directors would consider appropriate action at that time.

Retirement Benefits

Each of the Company’s executive officers is entitled to participate in the Company’s defined contribution 401K plan on the same basis as all other eligible employees. Under the terms of the 401K plan, as prescribed by the Internal Revenue Service, the contribution of any participating employee is limited to a maximum percentage of annual pay or a maximum dollar amount ($15,000 for 2006). Our executive officers are subject to these limitations and therefore the Company does not consider its retirement benefits to be a material portion of the compensation program for our executive officers.

Change of Control/Severance Benefits

Each of Mr. Gallagher and Ms. Eichel has employment agreements (see “Employment Agreements” below for a description of change of control benefits).

If a change of control occurred on December 31, 2006, the following compensation would be due:

Paul Gallagher	$375,000
Beverly Eichel	$290,000

Employment Agreements

Paul Gallagher – President and Chief Executive Officer

On November 13, 2006, Paul Gallagher entered into an employment agreement with the Company (the “Agreement”) to continue his employment as the Company’s President and Chief Executive Officer. The Agreement became effective as of September 11, 2006, has a term of three (3) years and provides for the payment of a base annual salary during the first year of the term of Three Hundred Seventy Five Thousand ($375,000) Dollars; Four Hundred Thousand ($400,000) Dollars during the second year of the term and Four Hundred Twenty Five Thousand ($425,000) Dollars during the third year of the term. Mr. Gallagher is also entitled to participate in the Company’s employee benefit programs and to receive bonuses under the Company’s annual incentive plan (“Incentive Plan”) for key executive employees.

The Agreement also provides for severance payments to be paid to Mr. Gallagher should the Agreement be terminated (a) prior to the expiration of its term due to Mr. Gallagher’s death or disability; or (b) prior to or concurrent with the expiration of the term, if the Company fails to offer Mr. Gallagher employment with the Company as its Chief Executive Officer or Chief Operating Officer at substantially the same level of base salary, employee benefits and bonus compensation as set forth in the Agreement. On the triggering of the severance payment obligation, the Company shall pay Mr. Gallagher his regular base salary for a period of six months following the occurrence of such event. In addition, the Company is required to pay Mr. Gallagher a pro rata portion of the amount, if any, he would have been entitled to receive under the Incentive Plan established for senior executive officers. In the event the Company terminates Mr. Gallagher’s Employment without “cause” (as defined in the Agreement), reduces his compensation, benefits or responsibilities or commits any other material breach of the provisions of the Agreement and fails to cure or remedy such breach within thirty (30) days following receipt of written notice thereof, the Company is required to continue payment of Mr. Gallagher’s base salary for a period of twelve (12) months, or if shorter, for a period from the date of termination through and including the month of March, 2010.

A change of control provision under which Mr. Gallagher would be entitled to receive an amount equal to his base salary for a period of one year following the termination of employment is included, in addition to any and all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company.

Mr. Gallagher was or will be granted options (the “Options”) to purchase up to 525,000 shares for the Company’s Class A Common Stock pursuant to the Company’s 2003 Stock Option Plan. 300,000 of the Options have an exercise price of $2.12 per share and vest as follows:

•	100,000 Options vest on the date immediately following the period that the closing price of the Class A Common Stock remains at or above $2.50 for at least twenty consecutive trading days;

•

100,000 Options vest commencing on the date occurring after September 11, 2007 immediately following the period that the closing price of the Class A Common Stock remains at or above $3.00 per share for a period of at least twenty (20) consecutive trading days;

•

100,000 Options vest commencing on the date occurring after September 11, 2008 immediately following the period that the closing price of the Class A Common Stock remains at or above $3.50 per share for a period of at least twenty (20) consecutive trade days thereafter.

Mr. Gallagher was also granted Options to purchase an additional 75,000 shares of Class A Common Stock at an exercise price of $2.12 per share. The Company also agreed to issue Options to purchase 75,000 shares of Class A Common Stock on September 11, 2007 and Options to purchase 75,000 shares of the Class A Common Stock on September 11, 2008 at a strike price equal to the closing price of the Company’s Class A Common Stock on each of those dates.

In formulating the terms of Mr. Gallagher’s agreement, the Compensation Committee engaged and received guidance from Northbrook who advised them on the comparability and fairness to the stockholders of the terms of the employment agreement.

Beverly Eichel – Executive Vice President, Chief Financial Officer and Secretary

As of February 1, 2006, Ms. Eichel entered into a two-year employment agreement to serve as the Company’s Executive Vice-President-Finance and Administration, Chief Financial Officer and Secretary

Ms. Eichel’s employment agreement provides for the payment of an annual salary of $275,000 during the first year of the agreement, and $290,000 during the second year of the agreement. The agreement also entitles Ms. Eichel to participate in and receive a bonus under the Company’s Incentive Plan, with a possible maximum bonus of 70% of

Ms. Eichel’s annual base salary. In addition, Ms. Eichel’s employment agreement provides for the reimbursement of business expenses including an automobile and cellular phone allowance, the provision of health insurance and related benefits.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Form 10-K.

COMPENSATION COMMITTEE:

Marvin Broitman (Chairperson)

Mary Ann Domuracki

Christopher J. Davino

SUMMARY COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2006

The following table sets forth compensation earned during the calendar year ended December 31, 2006 by the Company’s Chief Executive Officer, Chief Financial Officer and by the three most highly paid Company’s Executive Officers whose total compensation for such periods exceeded $100,000 (the “Named Executives”):

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total Compensation ($)

Henry Arnberg Chairman of the Board of Directors	2006	$138,000	-	$60,000	-	$198,000

Paul Gallagher Chief Executive Officer	2006	$328,000	$190,736	$375,000	-	$893,736

Beverly Eichel Executive VP-Finance, Chief Financial Officer and Secretary	2006	$252,000	$25,271	$192,500	-	$469,771

Kristof Janowski Executive Vice President – Sales and Marketing	2006	$252,000	$28,673	$192,500	-	$473,173

Nicholas Paccione Vice President - Operations	2006	$172,000	$16,259	$93,750	-	$282,009

1     Represents the compensation costs of stock options for financial reporting purposes under FAS 123R, rather than an amount paid or realized by the Named Executive Officer. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect to the calculation of these amounts is included in Note 11 to the Company’s consolidated financial statements for the eleven months ended December 31, 2006.

2     The amounts shown reflect cash awards to the Named Executives under the Incentive Plan, which is discussed in further detail under the heading “Short-Term Incentives”. These amounts were earned in calendar 2006 but paid in calendar 2007.

GRANTS OF PLAN BASED AWARDS FOR THE YEAR ENDED DECEMBER 31, 2006

The following table sets forth the individual grants of stock options and non-equity incentive awards made during the eleven months ended December 31, 2006 by the Company’s Chairman of the Board and the Named Executives. There can be no assurance that the Grant Date Fair Value of Option Awards will ever be realized. The amount of these awards that were expensed are shown in the Summary Compensation Table above.

Grants of Plan – Based Awards for Calendar Year Ended December 31, 2006
Name	Grant Date	(1) Estimated Future Payout Under Non-Equity Incentive Plan Awards			(2) All other Option Awards – Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock Option Awards ($) (3)
		(a) Threshhold ($)	(b) Target ($)	(c) Maximum ($)
Henry Arnberg	8/15/06	$15,000	$30,000	$60,000	-	-
Paul Gallagher	2/24/06	-	-	-	200,000	$1.20	$240,000
	8/15/06	$93,750	$187,500	$375,000	-	-	-
	10/4/06	-	-	-	75,000	$2.12	$159,000
	10/4/06	-	-	-	300,000	$2.12	$636,000
Beverly Eichel	2/24/06	-	-	-	50,000	$1.20	$60,000
	8/15/06	$49,500	$96,250	$192,500	-	-	-
	11/20/06	-	-	-	100,000	$2.12	$212,000
Kristof Janowski	2/24/06	-	-	-	50,000	$1.20	$60,000
	8/15/06	$49,500	$96,250	$192,500	-	-
	11/20/06	-	-	-	100,000	$2.12	$212,000
Nicholas Paccione	2/24/06	-	-	-	25,000	$1.20	$30,000
	8/15/06	$24,375	$46,875	$93,750	-	-	-
	11/20/06	-	-	-	50,000	$2.12	$106,000

(1) The amounts shown in column (a) reflect the minimum payment level under the Company’s Incentive Plan which is 50% of the target amount shown in (b). The amount shown in column (c) is 200% of such target amount. These amounts are based on the individual’s current salary and position.

(2) The amounts shown reflect the number of shares of stock granted to each Named Executive.

(3) More information used in the calculations of these amounts are included in Note 11 to the Company’s Consolidated Financial Statements for the eleven months ended December 31, 2006 included in this Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Paul Gallagher	300,000 (1)	-	-	$0.27	07/09/07
	150,000 (5)	-	-	$1.12	12/01/09
	100,000 (3)	-	-	$1.34	01/27/11
	-	200,000 (1)	-	$1.20	02/24/11
	25,000 (1)	50,000 (1)	-	$2.12	10/04/11
	-	300,000 (2)	-	$2.12	10/04/11
Beverly Eichel	50,000 (4)	-	-	$0.52	02/01/07
	168,000 (1)	-	-	$0.27	07/09/07
	40,000 (5)	-	-	$1.12	12/01/09
	50,000 (3)	-	-	$1.34	01/27/11
	-	50,000 (1)	-	$1.20	02/24/11
	-	100,000 (2)	-	$2.12	11/20/11
Kris Janowski	40,600 (1)	-	-	$0.27	07/09/07
	6,667 (1)	13,333 (1)	-	$0.97	04/01/09
	-	50,000 (1)	-	$1.20	02/24/11
	-	100,000 (2)	-	$2.12	11/20/11
Nick Paccione	20,000 (1)	-	-	$0.86	06/16/08
	6,667 (1)	13,333 (1)	-	$0.97	04/1/09
	-	25,000 (1)	-	$1.20	02/24/11
	-	50,000 (2)	-	$2.12	11/20/11

(1)	Options vest over three years and expire on the fifth anniversary of their grant.
(2)	These options vest as follows:
•	One third vest on the date immediately following the period that the closing price of the Common Stock remains at or above $2.50 for at least twenty consecutive trading days;
•

One third vest commencing on the date occurring after September 11, 2007 immediately following the period that the closing price of the Common Stock remains at or above $3.00 per share for a period of at least twenty (20) consecutive trading days;

•

One third vest commencing on the date occurring after September 11, 2008 immediately following the period that the closing price of the Common Stock remains at or above $3.50 per share for a period of at least twenty (20) consecutive trading days thereafter.

(3)	These options vested on January 27, 2006.
(4)	These options vested on February 1, 2002.
(5)	These options vested as follows:
•	One half vested on December 1, 2004
•	One half vested on December 1, 2005

OPTION EXERCISES AND STOCK VESTED FOR THE YEAR ENDED DECEMBER 31, 2006

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Paul Gallagher	100,000	$95,000
Kris Janowski	40,000	$10,800

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2006

The table below summarizes the compensation paid by the Company to non-employee Directors for the eleven months ended December 31, 2006.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	Total ($)
Marvin Broitman	$30,000	$5,245	$35,245
Mary Ann Domuracki	$28,000	$5,245	$33,245
Christopher J. Davino	$27,000	$5,090	$32,090

(1) Henry Arnberg, the Company’s Executive Chairman of the Board and Paul Gallagher, the Company’s President and Chief Executive Officer, are not included in this table as they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by Messrs. Arnberg and Gallagher as employees of the Company are shown in the Summary Compensation Table.

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the calendar year ended December 31, 2006 in accordance with FAS123(R) and thus includes the amount from awards granted in and prior to 2006. As of December 31, 2006 each Director has the following number of options outstanding: Marvin Broitman 52,500, Mary Ann Domuracki 50,000, and Christopher J. Davino 20,000.

Director's Compensation

Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors' fee of $6,000 plus $1,250 for each board or stockholder’s meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company's 2004 Non-Employee Director Stock Option Plan. Under the terms of our 2004 Non-Employee Director Stock Option Plan, each non-employee director receives a grant of 10,000 options upon their appointment to the Board. In addition, each non-employee director receives an automatic grant of 10,000 options on the date of our Annual Meeting of Stockholder’s, the exercise price for all of these options is the fair market value on the date grant. In fiscal 2002, the Board approved the issuance of 50,000 warrants to one independent director and one retired director for services rendered to the Company. The director was also granted certain registration rights associated with the warrants. The warrants had an exercise price of $.50 per share, which was the fair market value on the date of grant. In calendar 2006, there were no options issued to the independent directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Company’s Compensation Committee of the Board of Directors consists of Marvin Broitman, Mary Ann Domuracki and Christopher Davino, all of who are independent outside directors of the Company. No member of the Committee had a relationship requiring disclosure in this Form 10-K under Item 407(e)(4) of SEC Regulation S-K.

Stock Option Plans

The Company maintains two active stock option plans pursuant to which options to purchase an aggregate of 271,000 shares of Class A Common Stock may be granted. In addition, certain options granted pursuant to the Company’s expired 1993 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan remained outstanding.

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

2003 Stock Option Plan. The 2003 Plan, as amended, was adopted by the Board of Directors in May 2003 and was approved by the stockholders of the Company in July 2003 (the “2003 Plan”) and amended on January 25, 2006. The 2003 Plan currently has 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code or (ii) non-qualified stock options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company’s Common Stock.

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

2004 Non-Employee Director Stock Option Plan. The 2004 Plan was adopted by the Board of Directors in August 2004 and approved by the stockholders of the Company in January 2005 (the “2004 Plan”). The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company’s independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's

Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of March 16, 2007, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group. Except as otherwise noted, the individual director or executive officer or his or her family had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A Common Stock and Class B common stock outstanding as of March 16, 2007 was 8,358,968 and 425,018, respectively.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class

Henry Arnberg	Class A	1,081,658	12.9%
	Class B	400,018 (3)	94.1%

Paul Levine	Class A	1,099,621(4)	13.2%
	Class B	-	-

Paul Gallagher	Class A	1,036,667(8)	11.5%
	Class B	-	-

Marvin Broitman	Class A	102,500(5)	1.2%
	Class B	-	-

Mary Ann Domuracki	Class A	50,000 (6)	*
	Class B	-	-

Christopher Davino	Class A	20,000 (7)	*
	Class B	-	-

Beverly Eichel	Class A	354,667 (9)	4.1%
	Class B	-	-

All Officers and Directors as a group (six persons)	Class A	2,645,492	28.2%
	Class B	400,018	94.1%

*	Less than one percent
(1)	All addresses are c/o Hirsch International Corp., 50 Engineers Road, Hauppauge, New York 11788.
(2)

The Company’s outstanding Common Stock consists of two classes: Class A Common Stock and Class B Common Stock. The Class A Common Stock and the Class B Common Stock are substantially identical except that two-thirds of the directors of the Company will be elected by the holders of the Class B Common Stock, as long as the number of outstanding Shares of Class B Common Stock equals or exceeds 400,000 shares. Shares of Class A or Class B Common Stock that an individual or group has a right to acquire within 60 days after March 16, 2007 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the beneficial ownership shares and percentage of such individual or group, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of any other person or group shown in the table.

(3)	Includes 400,018 shares of Class B Common Stock held by an estate planning entity for the benefit of Mr. Arnberg’s children. Mr. Arnberg exercises voting control over these shares

(4)	Includes 100,000 shares of Class A Common Stock owned by trusts created for the benefit of Mr. Levine’s minor children as to which he disclaims beneficial ownership.

(5)

Includes options to purchase 12,500, 10,000, 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $0.27, $0.92, $1.02, $1.33 and $2.35 per share, respectively. Also includes warrants to purchase 50,000 shares of Class A Common Stock at $0.50 per share.

(6)	Includes options to purchase 10,000, 10,000, 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $0.27, $0.92, $1.02, $1.33 and $2.35 per share, respectively.

(7)	Includes options to purchase 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $1.01, $1.33 and $2.35 per share, respectively.

(8)	Includes options to purchase 300,000, 150,000, 100,000, 66,667 and 25,000 shares of Class A Common Stock at an exercise price of $0.27, $1.12, $1.34, $1.20 and $2.12 per share respectively.

(9)	Includes options to purchase 168,000, 40,000, 50,000 and 16,667 shares of Class A Common Stock at an exercise price of $0.27, $1.12, $1.34 and $1.20 per share respectively.

The Company is unaware of any arrangements between stockholders that may result in a change in control of the Company.

The information required to be disclosed in this Item pursuant to Regulation S-K Item 201(d) is hereby incorporated by reference herein from the disclosure under “Equity Compensation Plan Information” in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective January 31, 2004, we executed a TUI Agreement with Tajima pursuant to which we sold all of the common stock constituting a 55% equity interest of our TUI subsidiary owned by us to Tajima. The Company’s Consolidated Financial Statements have been restated to reflect the discontinued operations of TUI (See Note 6 to the Consolidated Financial Statements).

During the quarter ended April 30, 2004, we determined that our Hometown Threads subsidiary was not strategic to our long-term objectives. On October 22, 2004, we sold substantially all of the assets of our Hometown Threads subsidiary to Embroidery Acquisition LLC, a wholly owned subsidiary of PCA, LLC pursuant to the terms of a certain Asset Purchase Agreement. Hometown Threads was accounted for as discontinued operations in the consolidated financial statements for all periods presented (See Note 6 to the Consolidated Financial Statements).

Prior to January 2003, we had advanced approximately $496,000 for premiums on split dollar life insurance for Henry Arnberg, the Company’s Chairman of the Board and Paul Levine, our former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances are collateralized by the cash surrender value of the policies, which totaled in the aggregate approximately $792,000 at December 31, 2006 for both policies. The premiums for these policies are currently being paid out of the accumulated dividends for the policies.

On April 2, 2004, we entered into a 36 month consulting agreement with Paul Levine, former Vice-Chairman of the Board of Directors. Under the agreement, Mr. Levine resigned from the Board of Directors and was relieved of all fiduciary positions or committees. Mr. Levine is longer an employee of the Company and for the term of the agreement is considered an independent contractor. A monthly fee of $9,166.67 is paid to Mr. Levine, in addition to the cost of medical benefits as provided to executive level employees of the Company, premiums for his disability policy and payments under an automobile lease which expired January 18, 2005. Mr. Levine will provide consulting services for up to 4 days per month during the term of the agreement including attendance at trade shows, business development activities, contact with key customer accounts, product assessment and undertaking special projects.

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

DIRECTOR INDEPENDENCE STANDARDS

The Company’s Board of Directors has determined that each of Messrs. Broitman and Davino and Ms. Domuracki qualifies as an “independent director” in accordance with the listing requirements of NASDAQ. It is the policy of the Board of Directors of the Company that a majority of its members be independent of Hirsch management. A director is independent if the Board affirmatively determines that the Director does not have any direct or indirect material relationship with Hirsch or any member of senior management of Hirsch.

REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

The Company conducts an appropriate review of all related party transactions that are required to be disclosed pursuant to Regulation S-K, Item 404 for potential conflict of interest situations on an ongoing basis and all such transactions are approved by either the Company’s Audit Committee or the independent directors of the Company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The policy of the Audit Committee is to review and pre-approve both audit and non-audit services to be provided by our independent registered public accounting firm (other than certain exceptions permitted by the Sarbanes Oxley Act of 2002). The Audit Committee negotiates the annual audit fee directly with our independent registered public accounting firm. Any work in addition to these pre-approved services in a quarter requires the advance approval of the Audit Committee. The Audit Committee considered and discussed with BDO Seidman, LLP and management as to whether the provision of permitted, audit-related non-audit services is compatible with maintaining BDO Seidman, LLP’s independence. All fees for both audit and tax services were pre-approved by the Audit Committee.

The following table sets forth the fees paid to BDO Seidman, LLP for professional services for calendar year ended December 31, 2006 and fiscal year ended January 28, 2006.:

	Calendar	Fiscal
	2006	2006
Audit Fees	$178,500	$157,000
Audit-Related Fees	22,300	17,000
Tax Fees	31,200	30,500
	$232,000	$204,500

Audit fees include fees billed for (a) the audit of Hirsch International Corp. and its consolidated subsidiaries, (b) the review of quarterly financial information, and (c) attendance at the annual stockholders’ meeting.

Audit-Related Fees include fees billed for (a) consultation on accounting matters, (b) the audit of an employee benefit plan and (c) assistance with the proposed merger with Sheridan Square Entertainment.

Tax Fees include fees billed for the preparation of tax returns and consulting on tax examinations and planning matters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) All financial statements	Page(s)
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 to F-26
Exhibits	F-27 to F-32

(a)(3) Exhibits which are listed on the Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(1) 3.1	Restated Certificate of Incorporation of the Registrant

(2) 3.2	Amended and Restated By-Laws of the Registrant

(3) 4.1	Specimen of Class A Common Stock Certificate

(3) 4.2	Specimen of Class B Common Stock Certificate

(4) 10.1	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc (“TUI”) and Tajima America Corp.(“TAC”)

(4) 10.2	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc (“TUI”) and Tajima America Corp.(“TAC”)

(5) 10.3	1993 Stock Option Plan, as amended

(6) 10.4	2003 Stock Option Plan, as amended

(5) 10.5	1994 Non-Employee Director Stock Option Plan, as amended

(7) 10.6	2004 Non-Employee Director Stock Option Plan

(8) 10.7	Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.

(9) 10.8	First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.

(10) 10.9	Lease Agreement dated February 23, 2006 between the Company and 50 Engineers Road H LLC.

(11) 10.10	Employment Agreement for Beverly Eichel, dated February 1, 2006

(12) 10.11	Distribution Agreement, dated July 8, 2006, between MHM Siedruckmachinen Gmbh and Hirsch Distribution, Inc.

(12) 10.12	Guaranty of Obligation dated July 25, 2006

(13) 10.13	Employment Agreement for Paul Gallagher, dated November 13, 2006

(14) 14.1	Code of Ethics

21.1	List of Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.

(2)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October, 31, 1997.

(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618.

(4)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 2004.

(5)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on May 30, 2002.

(6)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on December 21, 2005.

(7)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commissions on August 6, 2004.

(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission March 15, 2001.

(9)	Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended January 31, 2002.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K with the Commission for the fiscal year ended January 28, 2006.

(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 3, 2006.

(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on August 3, 2006.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on November 16, 2006.

(14)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the Commission for the fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIRSCH INTERNATIONAL CORP. Registrant

By:	/s/ Paul Gallagher
Paul Gallagher, President Chief Executive Officer and Chief Operating Officer

Dated: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Arnberg	Chairman of the Board of Directors	March 27, 2007
Henry Arnberg

/s/ Paul Gallagher	President, Chief Executive Officer (Principal Executive Officer), Chief Operating Officer and Director	March 27, 2007
Paul Gallagher

/s/ Beverly Eichel	Executive VP-Finance and Administration, and Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary	March 27, 2007
Beverly Eichel

/s/ Daniel Vasquez	Corporate Controller	March 27, 2007
Daniel Vasquez

/s/ Marvin Broitman	Director	March 27, 2007
Marvin Broitman

/s/ Mary Ann Domuracki	Director	March 27, 2007
Mary Ann Domuracki

/s/ Christopher Davino	Director	March 27, 2007
Christopher Davino

INDEX TO FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets as of December 31, 2006 and January 28, 2006	F-3-F-4

Statements of Operations for the eleven months ended
December 31, 2006, and the years ended January 28, 2006
and January 29, 2005	F-5

Statements of Stockholders’ Equity for the eleven months ended
December 31, 2006, and the years ended January 28, 2006
and January 29, 2005	F-6

Statements of Cash Flows for the eleven months ended
December 31, 2006, and the years ended January 28, 2006
and January 29, 2005	F-7

Notes to the Consolidated Financial Statements	F-8-F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hirsch International Corp.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of December 31, 2006 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the eleven months ended December 31, 2006 and years ended January 28, 2006 and January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of December 31, 2006 and January 28, 2006, and the results of their operations and their cash flows for the eleven months ended December 31, 2006 and the years ended January 28, 2006 and January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" using the modified-prospective transition method.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York

March 5, 2007

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	January 28,
ASSETS	2006	2006

CURRENT ASSETS:
Cash and cash equivalents	$14,498,000	$13,166,000
Restricted cash (Note 2c)	-	510,000

Accounts receivable, net of an allowance for possible losses of $555,000 and $372,000, respectively and a sales return reserve of $50,000 for both years (Note 4)	5,756,000	4,929,000
Inventories, net (Notes 3 and 4 )	5,710,000	4,128,000
Other current assets	367,000	513,000
Total current assets	26,331,000	23,246,000

PROPERTY, PLANT AND EQUIPMENT, Net (Note 5)	319,000	1,574,000
OTHER ASSETS (Note 7)	538,000	1,534,000
TOTAL ASSETS	$27,188,000	$26,354,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JANUARY 28,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2006
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Notes 4, 8, 14d)	$10,058,000	$9,428,000
Capitalized lease obligation – short term (Note 9)	120,000	1,270,000
Other current liabilities (Note 9)	20,000	-
Customer deposits and other	457,000	430,000
Total current liabilities	10,655,000	11,128,000
Other Long term Liabilities – Less current maturities (Note 9)	120,000	-
Deferred Gain – (Note 9b)	-	608,000
Total liabilities	10,775,000	11,736,000
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY (Note 11):
Preferred stock, $.01 par value; authorized:
1,000,000 shares; issued: none	-	-
Class A common stock, $.01 par value; authorized: 20,000,000 shares; issued: 9,289,000 and 9,104,000 shares respectively	93,000	91,000
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 525,000 shares	5,000	5,000
Additional paid-in capital	41,933,000	41,471,000
Accumulated deficit	(23,621,000)	(24,952,000)
	18,410,000	16,615,000
Less: Treasury Class A Common stock at cost – 1,143,000 shares at December 31, 2006 and January 28, 2006 (Note 12)	1,997,000	1,997,000
Total stockholders’ equity	16,413,000	14,618,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,188,000	$26,354,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Eleven months ended	Years Ended
	December 31, 2006	January 28, 2006	January 29, 2005
NET SALES	$49,912,000	$51,139,000	$44,394,000
COST OF SALES (Note 14d, e)	32,416,000	34,033,000	30,660,000
GROSS PROFIT	17,496,000	17,106,000	13,734,000
OPERATING EXPENSES
Selling, general and administrative expenses (Note 7)	15,359,000	16,337,000	15,874,000
Restructuring costs	-	147,000	-
Total operating expenses	15,359,000	16,484,000	15,874,000
OPERATING INCOME (LOSS)	2,137,000	622,000	(2,140,000)
OTHER INCOME (EXPENSE)
Interest expense	(61,000)	(166,000)	(185,000)
Transaction costs (Notes 7 and 15)	-	(605,000)	-
Other income (expense) – net (Notes 7 and 15)	(691,000)	271,000	186,000
Total other (expense) income	(752,000)	(500,000)	1,000
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,385,000	122,000	(2,139,000)
INCOME TAX PROVISION (Note 10)	53,000	32,000	9,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,332,000	90,000	(2,148,000)
INCOME FROM DISCONTINUED OPERATIONS – NET (Note 6) (Includes $943,000 gain on sale of Hometown Threads for fiscal 2005)	-	447,000	376,000
NET INCOME (LOSS)	$1,332,000	$537,000	($1,772,000)
INCOME/(LOSS) PER SHARE:
BASIC:
Income (loss) from continuing operations	$0.16	$0.01	($0.26)
Income from discontinued operations	-	0.05	0.05

Net income (loss)	$0.16	$0.06	($0.21)

DILUTED:
Income (loss) from continuing operations	$0.14	$0.01	($0.26)
Income from discontinued operations	-	0.05	0.05

Net income (loss)	$0.14	$0.06	($0.21)
WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF INCOME (LOSS) PER SHARE
Basic	8,538,000	8,481,000	8,351,000
Diluted	9,724,000	9,617,000	8,351,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

ELEVEN MONTHS ENDED DECEMBER 31, 2006, AND YEARS ENDED JANUARY 28, 2006 AND JANUARY 29, 2005

	Class A Common Stock (Note 11)		Class B Common Stock (Note 11)		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock (Note 13)	Total
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 31, 2004	6,827,000	$68,000	2,668,000	$27,000	$41,408,000	$(23,638,000)	$(2,017,000)	$15,848,000

Exercise of stock options & warrants	107,000	1,000	--	--	57,000	--	--	58,000
Dividends	--	--	--	--	--	(79,000)	--	(79,000)
Transfers	2,068,000	21,000	(2,068,000)	(21,000)	--	--	--	--
Net loss	--	--	--	--	--	(1,772,000)	--	(1,772,000)
BALANCE, JANUARY 29, 2005	9,002,000	90,000	600,000	6,000	41,465,000	(25,489,000)	(2,017,000)	14,055,000

Exercise of stock options & warrants	27,000	--	--	--	6,000	--	--	6,000
Transfers	75,000	1,000	(75,000)	(1,000)	--	--	--	--
Treasury shares issued for services	--	--	--	--	--	--	20,000	20,000
Net income	--	--	--	--	--	537,000	--	537,000
BALANCE, JANUARY 28, 2006	9,104,000	91,000	525,000	5,000	41,471,000	(24,952,000)	(1,997,000)	14,618,000

Exercise of stock options & warrants	185,000	2,000	--	--	118,000	--	--	120,000
Compensation expense	--	--	--	--	343,000	--		343,000
Net income	--	--	--	--	--	1,332,000	--	1,332,000
BALANCE, DECEMBER 31, 2006	9,289,000	$93,000	525,000	$5,000	$41,933,000	$(23,621,000)	$(1,997,000)	$16,413,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Eleven Months Ended	Year Ended
	December 31,	January 28,	January 29,
	2006	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,332,000	$537,000	$(1,772,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	242,000	582,000	786,000
Recognized gain on sale of building	(20,000)	(119,000)	(119,000)
Gain on lease termination	(128,000)	-	-
Lease termination payments	(260,000)	-	-
Provision for (reversal of) reserves	617,000	570,000	(200,000)
Note receivable reserve	1,000,000	-	-
Gains from discontinued operations	-	(447,000)	(943,000)
Treasury stock issued for services		20,000
Stock option expense (Note 2)	343,000	-	-
Changes in assets and liabilities:
Accounts receivable	(1,002,000)	(65,000)	1,838,000
Net investments of sales type leases	-	43,000	(85,000)
Inventories	(2,024,000)	1,298,000	1,142,000
Other current assets and other assets	152,000	9,000	(315,000)
Trade acceptances payable	-	-	(1,324,000)
Accounts payable and accrued expenses	570,000	426,000	280,000
Prepaid income taxes and income taxes payable	10,000	(6,000)	(8,000)
Net cash provided by (used in) operating activities	832,000	2,848,000	(720,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131,000)	(49,000)	(166,000)
Proceeds from sale of subsidiary	-	-	1,139,000
Investment in Sheridan Square Entertainment, LLC	-	(1,000,000)	-
Net cash (used in) provided by investing activities	(131,000)	(1,049,000)	973,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	511,000	5,140,000	(2,650,000)
Repayments of long-term debt	-	(177,000)	(147,000)
Exercise of stock options	120,000	6,000	58,000
Payment of dividends	-	-	(79,000)
Net cash provided by (used in) financing activities	631,000	4,969,000	(2,818,000)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,332,000	6,768,000	(2,565,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,166,000	6,398,000	8,963,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,498,000	13,166,000	$6,398,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$61,060	$569,000	$566,000
Income taxes paid	$43,000	$41,000	$ 50,000

See notes to consolidated financial statements.

In 2006, the Company exited its facilities in Hauppauge, New York and wrote off approximately $1.2 million in certain balance sheet items relating to the sale leaseback transaction resulting in a net gain on the transaction of $128,000. The gain was accounted for in operating expenses (see Note 9) to the Consolidated Financial Statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ELEVEN MONTHS ENDED DECEMBER 31, 2006, AND YEARS ENDED JANUARY 28, 2006 AND JANUARY 29, 2005

1.	BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hirsch International Corp. (“Hirsch”), HAPL Leasing Co., Inc. (“HAPL” or “HAPL Leasing”) through January 28, 2006, Hirsch Business Concepts LLC (“HBC”), and Hometown Threads LLC (“Hometown”) through October 22, 2004, (collectively, the “Company”).

The Company is a single source provider of sophisticated equipment and value added products and services to the embroidery and screenprinting industries. The equipment and value added products sold by the Company are widely used by contract embroiderers, screenprinters, large and small manufacturers of apparel and fashion accessories, retail stores and entrepreneurs servicing specialized niche markets.

See Note 6 to the Consolidated Financial Statements for discontinued operations of HAPL and Hometown.

Due to the discontinuation of entities noted above, the Company currently operates in a single reportable segment.

In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the eleven month period ended December 31, 2006 to the year ended January 28, 2006 because it is not practical to recast the prior year comparative period ended December 31, 2005. For purposes of discussion Calendar year 2006 represents the eleven month period ended December 31, 2006 and Fiscal year 2006 represents the year ended January 28, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

b.

Revenue Recognition – The Company distributes embroidery equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company defers recognition of the revenue until such customer acceptance of installation has occurred. In calendar year 2006 and fiscal year 2006, most sales of new equipment did not require installation as a substantive part of its sales and accordingly; these sales were recorded at the time of shipment.

Service revenues and costs are recognized when services are provided. Sales of software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

c.

Cash Equivalents – Cash equivalents consist of money market accounts with initial maturities of three months or less. As of December 31, 2006 the Company did not have restricted cash. As of January 28, 2006, the Company had $0.5 million in restricted cash which was used as a security deposit for the Company’s corporate headquarters in Hauppauge, NY. During fiscal 2006, the Company terminated the standby letter of credit related to machine purchases, thereby unrestricting $5.2 million in cash. On February 23, 2006, the Company terminated its lease for its corporate headquarters and terminated its standby letter of credit which then in turn unrestricted its cash.

d.

Allowance for Doubtful Accounts – The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly and adversely affected. The Company also maintains a sales return allowance for returns that are credited in a subsequent period that related to a prior period.

e.

Inventories – Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first-out weighted average basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost. Used equipment is valued based on an assessment of age, condition, model type, accessories, capabilities and demand in the used machine market.

f.

Foreign Currency Transactions – Trade acceptances payable are denominated in Japanese yen and are related to the purchase of equipment from the Company’s major supplier. Gains and losses from foreign currency transactions are included in cost of sales.

g.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Depreciation and amortization are provided on the straight-line or declining balance methods over the following estimated useful lives:

Furniture and fixtures	3-7
Machinery and equipment	3-7
Software	3
Automobiles	3-5
Leasehold improvements	3-20
Property under capital lease	10

h.

Impairment of Long-Lived Assets – The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. In that regard the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

i.

Warranty – The Company has a five-year limited warranty policy for its embroidery machines and a one-year limited warranty for its screenprinting machines. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s operating expenses and net income (loss) could be significantly adversely affected.

j.

Leases – Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

k.

Income Taxes – The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when the Company cannot determine the future utilization of some portion or all of the deferred tax asset.

l.

Income (Loss) Per Share – Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options and warrants of 1,186,000 were dilutive for the calendar year ended December 31, 2006 and 25,000 were not dilutive. Outstanding options and warrants of 1,136,000 were dilutive for the fiscal year ended January 28, 2006 and 160,000 outstanding options were not dilutive. Outstanding options and warrants of 1,253,000 were anti-dilutive for the fiscal year ended January 29, 2005. Included in the calculation of basic and diluted earnings per share were 1,143,000 in treasury shares.

m.	Stock-Based Compensation –

The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 which supercedes APB 25 “Accounting for Stock Issued to Employees”. As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated, and

(b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material.

For the period ended December 31, 2006, the Company recognized $343,000 of non-cash compensation expense (or $0.04 net income per basic share) included in Selling, General and Administrative expense in the Consolidated Statement of Operations attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

The following is a summary of the assumptions used in calendar 2006:

Risk-free interest rate	2.14% - 5.11%
Expected dividend yield	0%-4%
Expected term	3-5 years
Expected volatility	73%-84.76%

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

A summary of stock option transactions is as follows for the period ended December 31, 2006:

	Shares	Weighted Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	1,346,000	$0.68
Granted	1,168,000	$1.72
Exercised	(185,000)	$0.65
Forfeited	(14,000)	$0.95
Options outstanding at end of period	2,315,000	$1.21	3.1	$7,265,000
Options exercisable at end of period	1,111,00	$0.69	1.6	$1,831,000
Options available for future grants	271,000

The weighted average grant-date fair value of stock options granted during the period ended December 31, 2006 was $1.72 per share. As of December 31, 2006, there was approximately $951,000 of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over the next three years

A summary of nonvested stock option transactions is as follows for the period ended December 31, 2006:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Nonvested at beginning of period	149,000	$ 0.85
Granted	1,143,000	$ 1.71
Vested	(76,000)	$ 0.62
Forfeited	(12,000)	$ 1.06
Nonvested at end of period	1,204,000	$ 1.68

Awards granted prior to the adoption of FASB 123R were accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the year ended January 28, 2006 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

	Year Ended
	January 28,	January 29,
	2006	2005
Net income (loss), as reported	$ 537,000	$(1,772,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method	229,000	103,000
Pro-forma net income	$308,000	$(1,875,000)
Earnings (loss) per share:
Basic – as reported	$0.06	$(0.21)
Basic – pro forma	$0.04	$(0.22)

Diluted – as reported	$0.06	$(0.21)
Diluted – pro forma	$0.03	$(0.22)

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants during the fiscal year ended January 28, 2006: dividend yield of 0.0%, volatility of 74%

and risk-free interest rate of 3.72% for grants issued on 4/1/2005, volatility of 70.7% and risk-free interest rate of 3.84% for grants issued on 6/10/05 and an expected life of 5 years. Fiscal 2005: dividend yield of 0.00%, volatility of 67% and risk free interest rate of 3.72% for grants on 12/1/2004, 77% volatility and 3.40% risk free interest rate for grants on 9/8/2004 and 77% volatility and 3.35% risk free rate for grants on 9/17/2004.

n.

Comprehensive Income – Statement of Financial Accounting Standards No. 130. “Reporting Comprehensive Income” (“SFAS 130”) is equivalent to the Company’s net income for calendar year 2006 and fiscal years 2006 and 2005.

o.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

p.

Fair Value of Financial Instruments – Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at December 31, 2006 and January 28, 2006, the fair value of the Company’s financial instruments approximated the carrying value.

q.	Recent Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following:

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

r.	Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

s.

Shipping and handling expenses – The Company records freight charges to customers in net sales and the cost of the freight in cost of sales. Other freight costs are expensed in operating expenses on the statement of operations. These expenses were approximately; $70,000, $230,000, and $200,000, during the period ended December 31, 2006, and the years ended January 28, 2006,and January 29, 2005, respectively.

t.

Advertising expenses – The Company expenses advertising as incurred. These expenses were approximately; $260,000, $419,000, and $673,000, during the period ended December 31, 2006, and the years ended January 28, 2006 and January 29, 2005, respectively

3.	INVENTORIES

	December 31,	January 28,
	2006	2006
New machines	$4,956,000	$2,386,000
Used machines	116,000	183,000
Parts and accessories	2,315,000	2,868,000
Less reserve for slow-moving inventory	(1,677,000)	(1,309,000)
Total	$5,710,000	$4,128,000

4.	CHANGES IN RESERVES

Allowance for Doubtful Accounts:
	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2006	$ 372,000	$ 125,000	$ (58,000)	$ -	$ 555,000
Fiscal Year ended January 28, 2006	$ 630,000	$ 150,000	$ 408,000	$ -	$ 372,000
Fiscal Year ended January 29, 2005	$ 680,000	$ -	$ -	$ (50,000)	$630,000

Sales Return Reserve:
	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2006	$ 50,000	$ -	$ -	$ -	$ 50,000
Fiscal Year ended January 28, 2006	$ -	$ 50,000	$ -	$ -	$ 50,000

Inventory Reserve:
	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2006	$ 1,309,000	$ 442,000	$ 74,000	$ -	$ 1,677,000
Fiscal Year ended January 28, 2006	$ 1,593,000	$ 350,000	$ 634,000	$ -	$ 1,309,000
Fiscal Year ended January 29, 2005	$ 1,582,000	$ 59,000	$ 148,000	$ 100,000	$ 1,593,000

Warranty Reserve:
	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2006	$ 613,000	$ -	$ -	$ (50,000)	$ 563,000
Fiscal Year ended January 28, 2006	$ 543,000	$ 188,000	$ -	$ (118,000)	$ 613,000
Fiscal Year ended January 29, 2005	$ 543,000	$ 234,000	$ -	$ (234,000)	$ 543,000

During fiscal 2005, the Company reversed $50,000 in Accounts Receivable reserves that were no longer necessary. The Company also received a $100,000 credit from TUI (a former subsidiary) included in inventory reserve.

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31,	January 28,
	2006	2006
Property Under Capital Lease Obligation	$ -	$1,786,000
Software	614,000	614,000
Machinery and equipment	842,000	800,000
Furniture and fixtures	319,000	319,000
Automobiles	15,000	15,000
Leasehold improvements	89,000	604,000
Total	1,879,000	4,138,000
Less: Accumulated depreciation and amortization	(1,560,000)	(2,564,000)
Property, plant and equipment, net	$319,000	$1,574,000

6.	DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2002, the Company determined that its HAPL Leasing subsidiary was not strategic to the company’s ongoing objectives and discontinued its operations. Accordingly, the Company reported its discontinued operations in accordance with SFAS 144. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented.

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

Summary operating results of the discontinued operations of HAPL Leasing are as follows (in thousands):

	For the Year Ended
	January 28,	January 29,
	2006	2005
Revenue	$32	$107
Gross profit	32	85
Income (loss) from discontinued operations	$270	$0

During the quarter ended April 30, 2004, the Company determined that its Hometown Threads, LLC subsidiary was not strategic to the Company’s long-term objectives. On October 22, 2004, the Company sold substantially all of the assets of its Hometown subsidiary to Embroidery Acquisition LLC (“Buyer”), a wholly owned subsidiary of PCA, LLC (“PCA”) pursuant to the terms of a certain Asset Purchase Agreement (“Agreement”) entered into between the Company, Hometown, Buyer and PCA. Pursuant to the Agreement, the Company, Hometown and Buyer have entered into a certain Supply Agreement having a term of five (5) years. Under the terms of the Supply Agreement, the Company agreed to supply to Buyer and Buyer is required to purchase from the Company all products previously purchased by Hometown from the Company and utilized in the Business upon the prices, terms and conditions contained therein.

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

7.	OTHER ASSETS

	December 31,	January 28,
	2006	2006

Officers Loans Receivable (1)	$496,000	$496,000
Investment in SSE, LLC (2)	-	1,000,000
Other	42,000	38,000
Total other assets	$538,000	$1,534,000

(1)

Related to split dollar life insurance policy on two officers of the Company. The Company no longer pays the premiums on the policies which are collateralized by the cash surrender value of the policies of $989,000 at January 28, 2006 and $792,000 at December 31, 2006.

(2) On July 20, 2005, the Company had entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. (“Sheridan Square”), a privately held producer of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. In connection with the merger agreement the Company had purchased 20 shares of Series B Preferred Stock of Sheridan Square for $500,000. On September 19, 2005, the Company had purchased an additional 20 shares of Series B Preferred Stock for $500,000. The Series B Preferred Stock was senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrued at the rate of 8% per annum of the sum of the stated value of each share ($25,000) which commenced January 1, 2006, provided that in the event a “Disposition Transaction” (as defined in the Certificate of Designation of the Series B Preferred Stock) had not occurred by April 1, 2006, the dividend rate would have increased to 14% per annum and provided further that if a Disposition Transaction did not occur by July 1, 2006, the dividend rate would have increased to 18% per annum. Upon the consummation of the merger, the Series B Preferred Stock would have been cancelled and of no further force and effect. As of January 28, 2006, the Company expensed approximately $605,000 in transaction costs associated with the termination of the merger between Sheridan Square Entertainment and Hirsch.

On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan pursuant to which Hirsch sold and SSE repurchased all of Hirsch’s right, title and interest in forty (40) shares of the Series B Preferred Stock of SSE, together with all payment-in-kind dividends whether or not issued (the “Purchased Stock”) for an aggregate purchase price of $1,200,000 (the “Purchase Price”). At this time, the Company did not record the $200,000 in accrued dividends/interest until the monies were collected. The purchase price was due on October 31, 2006 and was not repaid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to other expense to fully reserve against the note receivable (See Note 15 to the Consolidated Financial Statements.)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	January 28,
	2006	2006
Other accrued expenses	$ 1,030,000	$ 1,232000
Accounts payable	7,367,000	6,302,000
Accrued payroll and bonus costs	1,098,000	1,281,000
Accrued warranty	563,000	613,000
Total accounts payable and accrued expenses	$ 10,058,000	$9,428,000

9.	LONG TERM OBLIGATIONS

	December 31,	January 28,
	2006	2006
Obligation Under Capital Lease (A)	$240,000	$1,270,000
Deferred Gain on Sale of Building (B)	-	608,000
Total	240,000	1,878,000
Less: Current maturities	(120,000)	(1,270,000)
Long-term maturities	$120,000	$608,000

(A)	Obligation Under Capital Lease of the Company at January 28, 2006 matures as follows:

Fiscal Year Ending January 28, 2006	$ 1,705,000
Less: Amount representing interest	(435,000)
Present value of net minimum lease payments	1,270,000
Less current portion	1,270,000
Long term lease obligations	$ -

(B)

On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust in a concurrent transaction.

In fiscal 2003, the Company leased the entire facility and the lease of the remaining portion of the building was accounted for as an operating lease.

Concurrent sale and leaseback transactions were subject to specific rules regarding the timing of the recognition of the gain. This transaction resulted in a non-recurring gain of $1.2 million which was deferred over the life of the lease, a period of ten years. The related lease obligation met the rules requiring classification as a capital lease. The operating expense was therefore reported as interest and depreciation on a straight-line basis over the life of the lease, with both current and long-term portions, rather than rent expense. The capitalized lease obligation and the related asset were booked at an aggregate value of $1.8 million, and the term of the lease was ten years. Cash proceeds of approximately $4.0 million were provided by the sale.

On February 23, 2006, the Company terminated this lease and concurrently signed a new operating lease of a facility also located in Hauppauge, New York. The Company wrote off certain balance sheet items (approximately $1.2 million) related to the sales leaseback transaction previously recorded in connection with the termination of the lease. In connection with the lease termination, the Company incurred $500,000 in termination fees related to the lease termination ($200,000 paid on signing and $300,000 over 2 ½ years commencing on July 1, 2006) and recognized the remaining $128,000 in operating expenses.

10.	INCOME TAXES

The income tax provision from continuing operations for each of the periods presented herein is as follows:

	December 31,	January 28,	January 29,
	2006	2006	2005
Current:
Federal	$ 13,000	$ -	$ -
State	40,000	32,000	9,000
Total current	53,000	32,000	9,000
Deferred:
Federal	-	-	-
State and foreign	-	-	-
Total deferred:	-	-	-
Total income tax provision	$53,000	$32,000	$9,000

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2006 and January 28, 2006 are as follows:

	December 31, 2006		January 28, 2006
	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets

Accounts receivable	$168,000	-	$149,000	$-
Notes receivable	399,000	-	256,000	-
Inventories	706,000	-	556,000	-
Accrued warranty costs	225,000	-	245,000	-
Other accrued expenses	24,000	-	9,000	-
Property, Plant and Equipment	-	65,000		332,000
Purchased technologies and Goodwill	-	1,387,000	-	1,658,000
Net operating loss	-	11,182,000	-	11,151,000
AMT tax credit		13,000	-	-
	1,522,000	12,647,000	1,458,000	13,141,000
Less valuation allowance	(1,522,000)	(12,647,000)	(1,458,000)	(13,141,000)
	$ -	$ -	$ -	$ -

A full valuation allowance for such deferred tax assets has been established at December 31, 2006 and January 28, 2006 , since the Company cannot determine the future utilization of those assets.

Net operating loss carry-forwards of $20.1 million for federal and $48.2 million for state expire on various dates through 2024.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

	Year Ended
	December 31,	January 28,	January 29,
	2006	2006	2005
Federal statutory income tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of Federal benefit	2.9	36.8	-
Permanent differences	11.0	41.4	(45.0)
Valuation Allowance	(44.0)	(75.4)	79.0
Effective income tax rate	3.9%	36.8%	0%

11.	STOCKHOLDERS' EQUITY

a.

Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock, are substantially identical in all respects, except that the holders of Class B Common Stock (one member of the Company’s current management and his affiliates) elect two-thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stock holder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine.

b.

Stock Option Plans - The Company maintains two active stock option plans (2003 and 2004) pursuant to which an aggregate of approximately 271,000 shares of Common Stock may be granted. In addition, certain options granted pursuant to the Company’s expired 1993 stock option plan and 1994 Non-Employee Director Stock Option Plan remained outstanding.

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

Stock option transactions during the period ended December 31, 2006, and the years ended January 28, 2006 and January 29, 2005 for the 1993 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding - January 31, 2004	1,068,000	$0.27-$5.25	$0.50
Options cancelled	(95,000)	$0.27-$5.25	$1.36
Options exercised	(100,000)	$0.27-$1.00	$0.56
Options issued	-	-	-
Options outstanding - January 29, 2005	873,000	$0.27-$2.72	$0.40
Options cancelled	(34,000)	$0.27-$2.72	$0.68
Options exercised	(27,000)	$0.99-$1.33	$1.11
Options issued	-	-	-
Options outstanding – January 28, 2006	812,000	$0.27-$0.95	$0.38
Options cancelled	(2,000)	$0.27	$0.27
Options exercised	(181,000)	$0.27-$0.95	$0.64
Options outstanding – December 31, 2006	629,000	$0.27-$0.95	$0.31
Options exercisable at December 31, 2006	629,000	$0.27-$0.95	$0.31

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

Stock option transactions during the period ended December 31, 2006, and the years ended January 28, 2006 and January 29, 2005 for the Directors' Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options & Warrants outstanding – January 31, 2004	190,000	$0.27-$0.96	$0.68
Options exercised	(6,000)	$0.91	$0.91
Options cancelled	(24,000)	$0.27-$0.96	$0.82
Options & Warrants outstanding – January 29, 2005	160,000	$0.27-$0.96	$0.58
Options exercised	-	-	-
Options cancelled	-	-	-
Options & Warrants outstanding – January 28, 2006	160,000	$0.27-$0.96	$0.58
Options exercised	-	-	-
Options cancelled	-	-	-
Options & Warrants outstanding – December 31, 2006	160,000	$0.27-$0.96	$0.58
Options outstanding-December 31, 2006	60,000	$0.27-$0.96	$0.71
Warrants exercisable-December 31, 2006	100,000	$0.50	$0.50

This plan expired in September 2004.

The 2003 Stock Option Plan, as amended, (the "2003 Plan") has 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code, or (ii) non-qualified options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise price of stock options may have an adverse effect on the market price of the Company’s Common Stock.

Stock option transactions during the years ended December 31, 2006, January 28, 2006 and January 29, 2005 for the 2003 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding – January 31, 2004	-	-	-
Options issued	190,000	$1.12	$1.12
Options outstanding – January 29, 2005	190,000	$1.12	$1.12
Options issued	224,000	$0.97-$1.34	$1.23
Options outstanding – January 28, 2006	414,000	$0.97-$1.34	$1.18
Options cancelled	(12,000)	$1.06	$1.06
Options exercised	(3,000)	$1.06	$1.06
Options issued	1,168,000	$1.20-$2.12	$1.72
Options outstanding – December 31, 2006	1,567,000	$0.97-$2.12	$1.59
Options exercisable at December 31, 2006	382,000	$0.97-$2.12	$1.27

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 550,000 options granted to executives during calendar 2006. For these options, one third vest on the date immediately following the period that the closing price of the Common Stock remains at or above $2.50 for at least twenty consecutive trading days; one third vest commencing on the date occurring after September 11, 2007 immediately following the period that the closing price of the Common Stock remains at or above $3.00 per share for a period of at least twenty (20) consecutive trading days; and the final third vest commencing on the date occurring after September 11, 2008 immediately following the period that the closing price of the Common Stock remains at or above $3.50 per share for a period of at least twenty (20) consecutive trading days thereafter. There are approximately 183,000 shares available for future grants under the 2003 Plan.

The 2004 Non-Employee Director Stock Option Plan (the "Directors Plan") The 2004 Plan was adopted by the Board of Directors in August 2004. The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company’s independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan, as proposed each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the years ended December 31, 2006, January 28, 2006 and January 29, 2005 for the Directors' Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding-January 31, 2004	-	-	-
Options issued	30,000	$1.01-$1.02	$1.02
Warrants issued	-	-	-
Options cancelled	-	-	-
Options outstanding-January 29, 2005	30,000	$1.01-$1.02	$1.02
Options issued	30,000	$1.33	$1.33
Warrants issued	-	-	-
Options cancelled	-	-	-
Options outstanding-January 28, 2006	60,000	$1.01-$1.33	$1.17
Options issued	-	-	-
Warrants issued	-	-	-
Options cancelled	-	-	-
Options outstanding-December 31, 2006	60,000	$1.01-$1.33	$1.17
Options exercisable-December 31, 2006	30,000	$1.01-$1.33	$1.10

There are approximately 88,000 shares available for future grants under the Directors' Plan

12.	TREASURY STOCK

Treasury stock at December 31, 2006 and January 28, 2006 consists of 1,143,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,997,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

13.	PROFIT SHARING PLAN

Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for calendar year December 31, 2006 and fiscal years ended January 28, 2006 and January 29, 2005.

14.	COMMITMENTS AND CONTINGENCIES

a.

Minimum Operating Lease Commitments - The Company has non-cancelable operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

Calendar Year Ending December 31,
2007	$ 493,000
2008	376,000
2009	335,000
2010	300,000
2011	138,000
$1,642,000

Rent expense was approximately $640,000, $508,000, and $473,000, for the years ended December 31, 2006, January 28, 2006, and January 29, 2005, respectively.

b.

Litigation - The Company is a defendant in various litigation matters, all arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

c.

The Company had a Loan and Security Agreement (“the Congress Agreement”) with Congress Financial Corporation (“Congress”) for a three year term expiring on November 26, 2005. The Congress Agreement as amended, August 31, 2004, provided for a credit facility of $12 million for Hirsch and all subsidiaries. Advances made pursuant to the Congress Agreement may be used by the Company and its subsidiaries for working capital loans, letters of credit and deferred payment letters of credit. The terms of the Congress Agreement required the Company to maintain certain financial covenants. The Company was in compliance with all financial covenants at January 28, 2006. The Company had placed $0.5 million in restricted cash to support the standby letter of credit backing the lease on the Company’s facilities in Hauppauge. On October 21, 2005, the Company signed Amendment No. 5 to the Loan and Security Agreement. This amendment provided for, among other things, an extension of the maturity date of our existing credit agreement from November 26, 2005 until and including February 28, 2006. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit (classified as restricted cash as of January 28, 2006) of $0.5 million was terminated. The Company, at this time, does not intend to enter into a new bank agreement.

d.

Dependency Upon Major Supplier - During the calendar year ended December 31, 2006 and the fiscal years ended January 28, 2006 and January 29, 2005; the Company made purchases of $24,628,000, $24,660,000 and $22,067,000, respectively, from Tajima and TUI. This amounted to approximately 79, 82, and 73, percent of the Company's total purchases for the periods ended December 31, 2006, January 28, 2006 and January 29, 2005, respectively. Purchases directly from Tajima are purchased under letters of credit. Outstanding bankers acceptances as of December 31, 2006 are reflected in accounts payable and accrued expenses on the balance sheet. The Company had outstanding letters of credit of approximately $2.2 million at December 31, 2006.

On August 30, 2004, the Company entered into new consolidated distribution agreements (the “Consolidated Agreements”) with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain non-exclusive distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima. Each agreement may be terminated upon the failure of the Company to achieve certain minimum sales quotas. In calendar 2006 and in fiscal 2006, the Company met its minimum sales quota. The termination of the Tajima agreements would have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM Siebdruckmaschinen Gmbh (“MHM”) for distribution of MHM screenprinting equipment throughout North America. The products will be marketed under the brand “MHM North America by Hirsch”.

e.

Purchase Commitments – The Company entered into a three year minimum purchase commitment with Pulse Microsystems, Ltd. (a former subsidiary) under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2005 and runs until October 31, 2008. As of December 31, 2006 there was $2,200,000 remaining under this commitment.

15.	SUBSEQUENT EVENTS

On January 24, 2007, the Company announced that it signed and exclusive ten year distribution agreement with SEIT Eletronica SRL to provide textile laser application equipment. There is no purchase commitment required in the agreement.

On March 5, 2007, the Company filed a Notice of Motion for Summary Judgment in Lieu of Complaint in New York State Supreme Court. In this Motion, the Company alleges that Sheridan Square Entertainment, Incorporated, (“SSE”) failed to make payment for all of Hirsch’s right, title and interest in and to forty (40) shares of the Series B Convertible Participating Stock of SSE, together with all payment-in-kind dividends, whether or not issued, in accordance with the terms of the Stock Purchase Agreement dated as of July 12, 2006, between Hirsch and SSE. Hirsch has asked the court to enter judgment in its favor in the amount of $1,200,000, plus accrued interest. Accordingly, due to the uncertainty of its collectibility, the Company has reserved the $1,000,000 receivable and included it in other expenses (see Note 7 to the Consolidated Financial Statements).