Form 10-Q
period 2007-03-31
HIRSCH INTERNATIONAL CORP
filed 2007-05-03
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to ________________.

Commission File No.: 0-23434

HIRSCH INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-2230715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Engineers Road, Hauppauge, New York 11788

(Address of principal executive offices)

Registrant’s telephone number, including area code:     (631) 436-7100

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of April 19, 2007.

Class of Common Equity	Number of Shares

Class A Common Stock par value $.01	8,458,968

Class B Common Stock, par value $.01	425,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3-4

	Consolidated Statements of Income for the Three Months Ended March 31, 2007 and for the Two Months Ended March 31, 2006	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and for the Two Months Ended March 31, 2006	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11-12

Item 4.	Controls and Procedures	12

Part II.	Other Information

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12-13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

	Certifications	15-18

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$13,249	$14,498
Accounts receivable, net of an allowance for possible losses of $585 and $555 respectively and a sales return reserve of $50 for both years	6,644	5,756
Inventories, net (Note 3)	5,209	5,710
Other current assets	305	367

Total current assets	25,407	26,331

PROPERTY, PLANT AND EQUIPMENT, net	280	319

OTHER ASSETS (Note 4 )	540	538

TOTAL ASSETS	$26,227	$27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$8,183	$10,058
Capitalized termination obligation (note 6)	120	120
Customer deposits	327	457
Other current liabilities	17	20
Total current liabilities	8,647	10,655
Other long term liabilities – less current maturities (Note 6)	90	120

Total liabilities	8,737	10,775

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	—	—
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 9,602,000 and 9,289,000 shares respectively	96	93
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 425,000 and 525,000 shares respectively	4	5
Additional paid-in capital	42,190	41,933
Accumulated deficit	(22,803)	(23,621)
	19,487	18,410

Less: Treasury Class A common stock at cost - 1,143,000 shares at March 31, 2007 and December 31, 2006	1,997	1,997
Total stockholders’ equity	17,490	16,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,227	$27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	Three Months Ended March 31, 2007	Two Months Ended March 31, 2006

NET SALES	$14,034	$8,645

COST OF SALES	8,684	5,576

GROSS PROFIT	5,350	3,069

OPERATING EXPENSES	4,539	2,809

OPERATING INCOME	811	260

OTHER EXPENSE (INCOME)
Interest expense	3	25
Other income (Note 6)	(60)	(57)
Total other expense (income)	(57)	(32)

INCOME BEFORE INCOME TAX PROVISION	868	292

INCOME TAX PROVISION	51	—

NET INCOME	$817	$292

EARNINGS PER SHARE
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS PER SHARE
Basic	8,753	8,487
Diluted	9,525	9,623

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31, 2007	Two Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$817	$292
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	49	70
Recognized gain on sale of building	—	(20)
Gain on lease termination	—	(128)
Lease termination payment	—	(200)
Provision for reserves	(75)	248
Stock option expense (Note 2)	153	36

Changes in assets and liabilities:
Accounts receivable	(913)	165
Inventories	601	(615)
Other assets	44	128
Prepaid income taxes and income taxes payable	12	—
Accounts payable and accrued expenses	(2,004)	(402)
Net cash used in operating activities	(1,316)	(426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9)	(5)
Net cash used in investing activities	(9)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(30)	—
Restricted cash	—	510
Exercise of stock options	106	—
Net cash provided by financing activities	76	510
(Decrease) increase in cash and cash equivalents	(1,249)	79
Cash and cash equivalents, beginning of period	14,498	13,166
Cash and cash equivalents, end of period	$13,249	$13,245

Supplemental disclosure of cash flow information:
Interest paid	$3	$25
Income taxes paid	$38	$0

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries Notes to Consolidated Financial Statements Three Months Ended March 31, 2007 and Two Months Ended March 31, 2006

1.	Summary of Significant Accounting Policies

a)  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for the three months ended March 31, 2007 and the two months ended March 31, 2006, the financial position at March 31, 2007 and December 31, 2006 and cash flows for the three months ended March 31, 2007 and the two months ended March 31, 2006. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

b)  Change in Reporting Period

In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the three months ended March 31, 2007 to the two months ended March 31, 2006 because it is not practical to recast the prior year comparative quarter ended March 31, 2006.

c)  Reclassifications

Certain reclassifications have been applied to prior year amounts to conform to current year presentation

d)  New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and has determined that it does not have material impact on our results of operations or our financial position. Therefore, there has been no cumulative adjustment made.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

.

2.	Share-Based Compensation

For the three months ended March 31, 2007, the Company recognized $153,000 of non-cash compensation expense (included in Operating expenses in the unaudited Consolidated Income Statement) attributable to stock options granted or vested subsequent to January 28, 2006. For the two months ended March 31, 2006, the Company recognized $36,000 of non-cash compensation expense. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

Following is a reconciliation of shares used in calculating basic and diluted earnings per common share for the three months ended March 31, 2007 and two months ended March 31, 2006:

	March 31, 2007	March 31, 2006

Basic	8,753,376	8,486,889

Effect of assumed conversion of employee stock options	771,781	1,136,534

Diluted	9,525,157	9,623,423

No options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 because no options’ exercise price exceeded the average fair market value of the Company’s common stock. Options to purchase approximately 160,000 shares of common stock at prices ranging from $1.33 to $1.34 that were outstanding during the two months ended March 31, 2006 were excluded from the computation of diluted earnings per share because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

3.	Inventories

	March 31, 2007	December 31, 2006

New Machines and Software	$4,440	$4,956
Used Machines	61	116
Parts	2,285	2,315
	6,786	7,387
Less: Reserve for slow moving inventory	(1,577)	(1,677)

Inventories, net	$5,209	$5,710

4.	Other Assets

On July 20, 2005, the Company entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. (“Sheridan Square”), a privately held producer of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. In connection with the merger agreement the Company purchased 40 shares of Series B Preferred Stock of Sheridan Square for $1,000,000. The Series B Preferred Stock was senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrued at the rate of 8% per annum of the sum of the stated value of each share ($25,000) which commenced January 1, 2006, provided that in the event a “Disposition Transaction” (as defined in the Certificate of Designation of the Series B Preferred Stock) had not occurred by April 1, 2006, the dividend rate shall increase to 14% per annum and provided further that if a Disposition Transaction does not occur by July 1, 2006, the dividend rate shall increase to 18% per annum.

On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan Square pursuant to which Hirsch sold and Sheridan Square repurchased all of Hirsch’s right, title and interest in forty (40) shares of Series B Preferred Stock of Sheridan Square, together with all payment-in-kind dividends whether or not issued (the “Purchased Stock”) for an aggregate purchase price of $1,200,000 (the “Purchase Price”). The purchase price was due on October 31, 2006 and was not repaid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to other expense to fully reserve against the note receivable.

On March 5, 2007, the Company filed a Notice of Motion for Summary Judgement in Lieu of Complaint in New York State Supreme Court. In this Motion, the Company alleges that Sheridan Square failed to make payment for all of Hirsch’s right, title, and interest in and to forty (40) shares of the Series B Convertible Participating Stock of Sheridan Square, together with all payment-in-kind dividends, whether or not issued, in accordance with the terms of the Stock Purchase Agreement dated July12, 2006, between Hirsch and Sheridan Square. Hirsch has asked the court to enter judgment in its favor in the amount of $1,200,000, plus accrued interest.

5.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $563,000 at March 31, 2007 and December 31, 2006, respectively. The Company recorded approximately $15,000 in warranty expense for the three months ended March 31, 2007 and $16,000 for the two months ended March 31, 2006.

6.	Long Term Obligations

On February 23, 2006, the Company agreed to terminate the lease on its corporate facility located in Hauppauge, New York and concurrently signed a new operating lease for a facility also located in Hauppauge, New York. During the quarter ended March 31, 2006, the Company wrote off certain balance sheet items (approximately $1.2 million) related to the sales leaseback transaction that the Company had previously recorded and recognized $128,000 gain associated with the deferred termination. In connection with the lease termination, the Company incurred $500,000 in termination fees related to the lease termination agreement ($200,000 due on signing and $300,000 over 2 ½ years commencing July 1, 2006) and recognized approximately $128,000 in deferred gain.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

Three months ended March 31, 2007 as compared to the two months ended March 31, 2006.

Net sales. Net sales for the three months ended March 31, 2007 were $14.0 million, an increase of $5.4 million, or 62.8%, compared to $8.6 million for the two months ended March 31, 2006. The increase in sales for the three months ended March 31, 2007 is attributable to the inclusion of three months worth of sales during the quarter versus two months for the comparable period.

Cost of sales. For the three months ended March 31, 2007, cost of sales increased $3.1 million to $8.7 million from $5.6 million for the two months ended March 31, 2006. The increase is directly related to higher sales volume recorded during the longer (three months) reporting period versus the two months ended March 31, 2006. The Company’s gross margin increased to 38.1% for the three months ended March 31, 2007 as compared to 35.5% for the two months ended March 31, 2006. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness.

Operating Expenses. For the three months ended March 31, 2007 operating expenses were $4.5 million or 32.1% of net sales as compared to $ 2.8 million or 32.5% for the two months ended March 31, 2006. Included in operating expenses for the two months ended March 31, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the corporate headquarters. (See Note 6 to the Consolidated Financial Statements).

Interest Expense. Interest expense for the three months ended March 31, 2007 decreased to $3,000 from $25,000 for the two months ended March 31, 2006. Interest expense was primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 6 to the Consolidated Financial Statements).

Other Income. Other income for the three months ended March 31, 2007 increased by $3,000 to $60,000, from $57,000 for the two months ended March 31, 2006 primarily associated with an increase in interest income.

Income tax expense. The income tax expense of $51,000 recorded for the three months ended March 31, 2007 represents the effective tax rate of 5.9% on year end income for various state and local income taxes, for which the net operating loss carry-forwards from prior years do not apply.

Net Income. Net income for the three months ended March 31, 2007 was $817,000 an increase of $525,000 over the net income of $292,000 for the two months ended March 31, 2006, primarily from an increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $16.8 million at March 31, 2007, increasing $1.1 million, or 7.0%, from $15.7 million at December 31, 2006.

During the three months ended March 31, 2007, the Company’s cash and cash equivalents remained relatively constant at $13.2 million. Net cash of $1.2 million was used by the Company’s operating activities primarily used to decrease Accounts Payable and Accrued Liabilities. Cash of $76,000 was provided by financing activities resulting from the exercise of stock options. During the two months ended March 31, 2006, the Company’s cash and cash equivalents remained relatively constant at $13.2 million. Net cash of $427,000 was used by the Company’s operating activities primarily used to increase inventory. Cash of $500,000 was provided by financing activities resulting from the unrestricting of cash related to the termination of the capital lease on the corporate facility in Hauppauge, New York.

Inventory purchase commitments are covered by current purchases of foreign currency. As of March 31, 2007, the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company had a Loan and Security Agreement (“the Congress Agreement”) with Congress Financial Corporation (“Congress”) for an initial term of three years which expired on November 26, 2005. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit of approximately $500,000 was terminated. The Company, at this time, does not intend to enter into a new bank agreement.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Future Capital Requirements

The Company believes that its existing cash and funds generated from operations, will be sufficient to meet its working capital and capital expenditure requirements.

Backlog and Inventory

The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date the customer’s orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

Inflation

The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company’s operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The recent fluctuation of the dollar against the yen, which is the currency the company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some but not all of the Company’s competitors face similar circumstances. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company’s business. Currently, the Company does not use interest rate derivatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms, including ensuring that such material information is accumulated and communicated to the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Report of Form 10-K for the 11 months ended December 31, 2006. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the 11 months ended December 31, 2006.

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

The following is a tabulation of the votes:

(1) Election of Directors
	For	Against
Marvin Broitman (Class A)	7,112,588	64,870
Mary Ann Domuracki (Class A)	7,089,202	88,256
Henry Arnberg (Class B)	400,018	-0-
Paul Gallagher (Class B)	400,018	-0-
Christopher J. Davino (Class B)	400,018	-0-

(2) Approval of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm

For	Against	Abstain
7,557,949	7,474	12,052

Item 5.	Other Information

None

Item 6.	Exhibits

*3.1	Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated By-laws of the Registrant

***4.1	Specimen of Class A Common Stock Certificate

***4.2	Specimen of Class B Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer to Section Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  *Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.

  **Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October 31, 1997.

***Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRSCH INTERNATIONAL CORP. Registrant

	By:	/s/ Paul Gallagher
Paul Gallagher
President and Chief Executive Officer

	By:	/s/ Beverly Eichel
Beverly Eichel
Executive Vice President, Finance, Chief Financial Officer and Secretary

Dated: May 3, 2007