Form 10-Q
period 2007-06-30
HIRSCH INTERNATIONAL CORP
filed 2007-08-02
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer           [ ] Accelerated filer [ ] Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of July 17, 2007.

Class of Common Equity	Number of Shares
Class A Common Stock par value $.01	9,001,002
Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information	Page

Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3-4

Consolidated Statements of Operations for the Three and Six Months Ended

June 30, 2007 and for the Three and Five Months Ended June 30, 2006	5

Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2007 and for the Five Months Ended June 30, 2006	6
Notes to Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13-14

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14-15

Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$13,850	$14,498

Accounts receivable, net of an allowance for possible losses of $607 and $555 respectively and a sales return reserve of $50 for both periods	5,811	5,756

Inventories, net (Note 3)	5,711	5,710

Other current assets	1,016	367

Total current assets	26,388	26,331

PROPERTY, PLANT AND EQUIPMENT, net	262	319

OTHER ASSETS (Note 4 )	47	538

TOTAL ASSETS	$26,697	$27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$ 7,502	$10,058
Capitalized termination obligation (Note 6)	120	120
Customer deposits	381	457
Other current liabilities	37	20
Total current liabilities	8,040	10,655

Other long term liabilities – less current maturities (Note 6)	60	120

Total liabilities	8,100	10,775

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	-	-
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,144,000 and 9,289,000 shares, respectively	101	93
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 and 525,000 shares, respectively	4	5
Additional paid-in capital	42,531	41,933
Accumulated deficit	(22,042)	(23,621)
	20,594	18,410

Less: Treasury Class A Common stock at cost - 1,143,000 shares at June 30, 2007 and December 31, 2006	1,997	1,997
Total stockholders’ equity	18,597	16,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,697	$27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended		Six Months Ended	Five Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

NET SALES	$12,200	$13,660	$26,234	$22,305

COST OF SALES	7,642	9,093	16,327	14,669

GROSS PROFIT	4,558	4,567	9,907	7,636

OPERATING EXPENSES	3,826	4,020	8,364	6,808

OPERATING INCOME	732	547	1,543	828

OTHER EXPENSE (INCOME)
Interest expense	3	36	7	61
Interest and other income	(56)	(84)	(116)	(120)
Total other income	(53)	(48)	(109)	(59)

INCOME BEFORE INCOME TAX PROVISION	785	595	1,652	887

INCOME TAX PROVISION	24	14	74	14

NET INCOME	$761	$581	$1,578	$873

EARNINGS PER SHARE
Basic	$0.08	$0.07	$0.18	$0.10
Diluted	$0.08	$0.06	$0.17	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS PER SHARE
Basic	9,071	8,487	8,912	8,487
Diluted	9,496	9,649	9,284	9,649

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Six Months Ended	Five Months Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,578	$873
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	101	128
Recognized gain on sale of building	-	(20)
Gain on lease termination	-	(128)
Lease termination payment	-	(200)
Provision for reserves	(51)	526
Stock option expense (Note 2)	347	65
Gain on settlement	(450)	-

Changes in assets and liabilities:
Accounts receivable	(104)	(363)
Inventories	99	(1,078)
Other assets	(188)	37
Accounts payable and accrued expenses	(2,629)	(224)

Net cash used in operating activities	(1,297)	(384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44)	(23)
Net cash used in investing activities	(44)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-	510
Repayments of long term debt	(60)	-
Collection of officers loan receivable	495	-
Exercise of stock options	258	-
Net cash provided by financing activities	693	510

Increase (decrease) in cash and cash equivalents	(648)	103
Cash and cash equivalents, beginning of period	14,498	13,166
Cash and cash equivalents, end of period	$13,850	$ 13,269

Supplemental disclosure of cash flow information:
Interest paid	$ 7	$ 61
Income taxes paid	$ 57	$ 14

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and Three and Five Months Ended June 30, 2006

1.	Summary of Significant Accounting Policies

a) Business Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended June 30, 2007 and the three and five month periods ended June 30, 2006, the financial position at June 30, 2007 and December 31, 2006 and cash flows for the six month period ended June 30, 2007 and the five month period ended June 30, 2006. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

b) Change in Reporting Period

In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the three and six month periods ended June 30, 2007 to the three and five month periods ended June 30, 2006 because it is not practical to recast the prior year comparative five months ended June 30, 2006.

c) Reclassifications

Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

d) Provision for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these recognition and measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial statements, and the Company does not expect the adoption of FIN 48 to have a significant impact on our results of operations or financial position during the next twelve months.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in the Company’s income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At June 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. As in the past, the years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation for tax liabilities are open for tax years ended January 29, 2005, January 28, 2006, December 31, 2006 and forward. The Company’s major taxing jurisdictions include the U.S., California and New York.

e) New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

2.	Share-Based Compensation

For the six months ended June 30, 2007, the Company recognized $347,000 of non-cash compensation expense (included in Operating expenses in the unaudited Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2006. For the five months ended June 30, 2006, the Company recognized $65,000 of non-cash compensation expense. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

Following is a reconciliation of shares used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2007 and the three and five months ended June 30, 2006 follows:

	Three months ended	Six months ended	Three months ended	Five months ended
	June 30, 2007		June 30, 2006
Basic	9,071,463	8,911,373	8,486,889	8,486,889

Effect of assumed conversion of employee stock options	424,442	373,114	1,161,936	1,161,936

Diluted	9,495,906	9,284,487	9,648,825	9,648,825

No options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 because there were no exercisable options with exercise prices exceeding the average fair market value of the Company’s common stock. Options to purchase approximately 160,000 shares of common stock at prices ranging from $1.33 to $1.34 that were outstanding during the three and five months ended June 30, 2006 were excluded from the computation of diluted earnings per share because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

3.	Inventories

	June 30, 2007	December 31, 2006

New Machines and Software	$ 4,972	$ 4,956
Used Machines	64	116
Parts	2,163	2,315
	7,199	7,387
Less: Reserve for slow moving inventory	(1,488)	(1,677)

Inventories, net	$ 5,711	$ 5,710

4.	Other Assets

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

On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan Square pursuant to which Hirsch sold and Sheridan Square repurchased all of Hirsch’s right, title and interest in forty (40) shares of Series B Preferred Stock of Sheridan Square, together with all payment-in-kind dividends whether or not issued (the “Purchased Stock”) for an aggregate purchase price of $1,200,000 (the “Purchase Price”). The purchase price was due to be paid on October 31, 2006, but was not paid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to other expense to fully reserve against the note receivable.

On March 5, 2007, the Company filed a Notice of Motion for Summary Judgment in Lieu of Complaint in New York State Supreme Court. In this Motion, the Company alleged that Sheridan Square failed to make payment for all of Hirsch’s right, title, and interest in and to forty (40) shares of the Series B Convertible Participating Stock of Sheridan Square, together with all payment-in-kind dividends, whether or not issued, in accordance with the terms of the Stock Purchase Agreement, dated July 12, 2006, between Hirsch and Sheridan Square. Hirsch asked the court to enter a judgement in its favor in the amount of $1,200,000, plus accrued interest.

On May 21, 2007, summary judgment was awarded in favor of the Company in the amount of approximately $1,334,996 and was filed with the New York State Supreme Court on June 1, 2007.

On June 29, 2007, the Company entered into a settlement agreement with Sheridan Square which provided for payment of $450,000 as full settlement, compromise and satisfaction of all claims. In connection with the signing of the agreement, the Company recorded $450,000 in income from operations and extinguished the Sheridan Square note receivable and the related reserve that was recorded at December 31, 2006. On July 2, 2007 the Company received payment from Sheridan Square in full satisfaction of the settlement.

Prior to January 2003, the Company had advanced approximately $495,000 for premiums on split dollar life insurance for Henry Arnberg, the Company’s Chairman of the Board and Paul Levine, our former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances were collateralized by the cash surrender value of the policies. During the quarter ended June 30, 2007, both policies were redeemed and on June 18, 2007, the Company collected $495,000 in full satisfaction of the advances.

5.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $563,000 at June 30, 2007 and December 31, 2006. The Company recorded approximately $36,000 in warranty expense for the six months ended June 30, 2007 and $27,000 for the five months ended June 30, 2006.

6.	Long Term Obligations

On February 23, 2006, the Company agreed to terminate the lease on its corporate facility located in Hauppauge, New York and concurrently signed a new operating lease for a facility also located in Hauppauge, New York. During the quarter ended March 31, 2006, the Company wrote off certain balance sheet items (approximately $1.2 million) related to the sale-leaseback transaction that the Company had previously recorded, and recognized $128,000 gain associated with the deferred termination. In connection with the lease termination, the Company incurred $500,000 in termination fees related to the lease termination agreement ($200,000 due on signing and $300,000 over 2 ½ years commencing July 1, 2006) and recognized approximately $128,000 in deferred gain in operating expenses.

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

Three and six months ended June 30, 2007 as compared to the three and five months ended June 30, 2006.

Net sales. Net sales for the three months ended June 30, 2007 were $12.2 million, a decrease of $1.5 million, or 11%, compared to $13.7 million for the three months ended June 30, 2007, and for the six months ended June 30, 2006 were $26.2 million, an increase of $3.9 million, or 17.5%, compared to $22.3 million for the five months ended June 30, 2006. The decrease in sales for the three months ended June 30, 2007 is primarily attributable to a decrease in new machine sales. The increase in sales for the six months ended June 30, 2007 is primarily attributable to the inclusion of six months of sales versus five months for the comparable period as well as sales from the MHM screenprinting equipment line that the Company did not have in the previous year.

Cost of sales. For the three months ended June 30, 2007, cost of sales decreased $1.5 million to $7.6 million from $9.1 million for the three months ended June 30, 2006, and for the six months ended June 30, 2007 increased $1.6 million to $16.3 million from $14.7 million for the five months ended June 30, 2006. The decrease for the three month period ended June 30, 2007 is the result of lower sales volume of $1.5 million offset by lower costs in the new machine categories resulting from promotional pricing adjustments from the manufacturer. The increase for the six months ended June 30, 2007 is directly related to higher sales volume recorded during the longer (six months) reporting period versus the five months ended June 30, 2006. The Company’s gross margin increased to 37.4% for the three months ended June 30, 2007 as compared to 33.4% for the three months ended June 30, 2006, and increased to 37.8% for the six months ended June 30, 2007 from 34.2% for the five months ended June 30, 2006. For the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006, the Company experienced a decrease in sales for the machine categories which lowered gross margin by $219,000 and an increase in the used machine, parts, service and other categories which increased gross margin by $230,000, For the six month period ended June 30, 2007 compared to the five month period ended June 30, 2006, the Company experienced an increase in the machine categories which increased gross margin by $1,759,000 as well as an increase in the used machine, parts, service and other categories which increased gross margin by $473,000. The fluctuation of the dollar against the yen, which is the currency the company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness and gross margins. Yen fluctuations amounted to a decrease in gross profit of $137,000 for the three months ended June 30, 2007, versus a decrease in gross profit of $117,000 for the three months ended June 30, 2006, and a decrease in gross profit of $73,000 for the six months ended June 30, 2007 versus a decrease in gross profit of $113,000 for the five months ended June 30, 2007.

Operating Expenses. For the three months ended June 30, 2007 operating expenses were $3.8 million, a decrease of $0.2 million, or 5%, as compared to $ 4.0 million for the three months ended June 30, 2006, and for the six months ended June 30, 2007, operating expenses were $8.4 million, an increase of $1.6 million, or 23.5%, as compared to $6.8 million for the five months ended June 30, 2006. The decrease in operating expenses for the three months ended June 30, 2007 is attributable to variable selling costs that have decreased in connection with the decrease in sales for the period. The primary difference for the six months ended June 30, 2007 was the timing of expenses associated with the change of fiscal year from a 52/53 week fiscal year to a year ended December 31 as compared to the five months ended June 30, 2006. Included in operating expenses for the six months ended June 30, 2007 is the recognition of $450,000 in income associated with the settlement agreement with Sheridan Square. (See Note 4 to the Consolidated Financial Statements). Included in operating expenses for the five months ended June 30, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the corporate headquarters. (See Note 6 to the Consolidated Financial Statements).

Interest Expense. Interest expense for the three months ended June 30, 2007 decreased to $3,000 from $36,000 for the three months ended June 30, 2006 and for the six months ended June 30, 2007, decreased to $7,000 from $61,000 for the five months ended June 30, 2006. For the three months ended June 30, 2007, interest expense was related to the financing of insurance premiums for the current year.

For the five months ended June 30, 2006 interest expense was primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 6 to the Consolidated Financial Statements).

Other Income. Other income for the three months ended June 30, 2007 decreased by $28,000 to $56,000 from $84,000 for the three months ended June 30, 2006, and for the six months ended June 30, 2007, other income decreased $4,000 to $116,000 from $120,000 for the five months ended June 30, 2006. The decrease in both periods is primarily attributable to a decrease in interest income.

Income tax expense. Income tax expense for the three months ended June 30, 2007 was $24,000 versus $14,000 for the three months ended June 30, 2006 and for the six months ended June 30, 2007 was $74,000 versus $14,000 for the five months ended June 30, 2006. These amounts represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

Net Income. Net income for the three months ended June 30, 2007 was $761,000 an increase of $180,000 over the net income of $581,000 for the three months ended June 30, 2006 and for the six months ended June 30, 2007 was $1,578,000 an increase of $705,000 over the net income of $873,000 for the five months ended June 30, 2006 primarily from the increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $18.3 million at June 30, 2007, increasing $2.6 million, or 16.6%, from $15.7 million at December 31, 2006.

During the six months ended June 30, 2007, the Company’s cash and cash equivalents decreased to $13.9 million from $14.5 million at December 31, 2006. $1.3 million net cash was used during the first six months of 2007 by the Company’s operating activities, of which $2.6 million was used to pay down Accounts Payable and Accrued Expenses which was offset by income from operations of $1.6 million. Income from operations included the $450,000 Sheridan Square settlement. Cash of $44,000 was used for capital expenditures and $0.7 million was provided by financing activities, primarily from the exercise of stock options and the collection of officers loans receivable.

During the five months ended June 30, 2006, the Company’s cash and cash equivalents increased slightly to $13.3 million from $13.2 million at January 28, 2006. Of the $0.4 million net cash used by the Company’s operating activities, $1.1 million was used to increase inventory, $0.2 million was used to pay lease termination fees which was offset by income from operations of $0.9 million and cash of $23,000 was used for capital expenditures. Cash of $510,000 was provided by financing activities resulting from the unrestricting of cash related to the termination of the capital lease on the corporate facility in Hauppauge, New York.

Inventory purchase commitments are covered by current purchases of foreign currency. As of June 30, 2007 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company had a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) for an initial term of three years which expired on November 26, 2005. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit of approximately $500,000 was terminated. The Company, at this time, does not intend to enter into a new bank agreement.

On April 4, 2007, the Company opened a standby letter of credit denominated in Japanese yen in the amount of ¥232,000,000 (or approximately $1,880,000). The standby letter of credit was opened with Wachovia Bank, National Association and the beneficiary is Tajima America Corp. The standby letter of credit will be used to support purchases on open terms with Tajima.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The recent fluctuation of the dollar against the yen, which is the currency that the company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some but not all of the Company’s competitors face similar circumstances. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company’s business. Currently, the Company does not use interest rate derivatives.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Report on Form 10-K for the 11 months ended December 31, 2006. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the 11 months ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated By-laws of the Registrant

***4.1	Specimen of Class A Common Stock Certificate

***4.2	Specimen of Class B Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer to Section Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

HIRSCH INTERNATIONAL CORP. Registrant
By: /s/ Paul Gallagher
Paul Gallagher, President and Chief Executive Officer
By: /s/ Beverly Eichel
Beverly Eichel, Executive Vice President, Finance and Chief Financial Officer and Secretary

Dated: August 2, 2007

