Form 10-Q
period 2007-09-30
HIRSCH INTERNATIONAL CORP
filed 2007-11-14
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to ________________.

Commission File No.:000-23434

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of October 21, 2007.

Class of Common Equity	Number of Shares

Class A Common Stock par value $.01	9,070,902

Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3-4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and for the Three and Eight Months Ended September 30, 2006	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and for the Eight Months Ended September 30, 2006	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14-15

Item 5.	Other Information	15

Item 6.	Exhibits	15-16

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$ 12,712	$ 14,498

Restricted cash (Note 7)	2,220	—

Accounts receivable, net of an allowance for possible losses of $673 and $555 respectively and a sales return reserve of $50 for both periods	5,786	5,756

Inventories, net (Note 3)	6,420	5,710

Other current assets	454	367

Total current assets	27,592	26,331

PROPERTY, PLANT AND EQUIPMENT, net	365	319

OTHER ASSETS (Note 4 )	51	538

TOTAL ASSETS	$ 28,008	$ 27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$ 8,817	$ 10,058

Capitalized termination obligation (Note 6)	120	120

Customer deposits	302	457

Other current liabilities	36	20

Total current liabilities	9,275	10,655

Other long term liabilities – less current maturities (Note 6)	30	120

Total liabilities	9,305	10,775

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000 shares; issued: none	—	—

Class A common stock, $.01 par value; authorized: 20,000 shares, issued: 10,157 and 9,289 shares, respectively	102	93

Class B common stock, $.01 par value; authorized: 3,000 shares, outstanding: 400 and 525 shares, respectively	4	5

Additional paid-in capital	42,756	41,933

Accumulated deficit	(22,162)	(23,621)
	20,700	18,410

Less: Treasury Class A Common stock at cost - 1,143 shares at September 30, 2007 and December 31, 2006	1,997	1,997

Total stockholders’ equity	18,703	16,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 28,008	$ 27,188

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended		Nine Months Ended	Eight Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

NET SALES	$ 11,909	$ 12,383	$ 38,143	$ 34,688

COST OF SALES	7,382	7,926	23,709	22,596

GROSS PROFIT	4,527	4,457	14,434	12,092

OPERATING EXPENSES	4,731	4,100	13,095	10,907

OPERATING INCOME (LOSS)	(204)	357	1,339	1,185

OTHER EXPENSE (INCOME)
Interest expense	4	—	10	61
Interest and other income	(98)	(87)	(214)	(207)
Total other income	(94)	(87)	(204)	(146)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(110)	444	1,543	1,331

INCOME TAX EXPENSE	9	20	84	34

NET INCOME (LOSS)	$ (119)	$ 424	$ 1,459	$ 1,297

EARNINGS (LOSS) PER SHARE
Basic	$ (0.01)	$ 0.05	$ 0.16	$ 0.15
Diluted	$ (0.01)	$ 0.04	$ 0.15	$ 0.13

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS (LOSS) PER SHARE
Basic	9,413	8,510	9,078	8,495
Diluted	9,413	9,750	9,449	9,735

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Nine Months Ended	Eight Months Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,459	$ 1,297
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	160	184
Recognized gain on sale of building	—	(20)
Gain on lease termination	—	(128)
Lease termination payment	—	(200)
Provision for reserves	(26)	437
Stock option expense (Note 2)	565	147
Gain on settlement	(450)	—

Changes in assets and liabilities:
Restricted cash	(2,220)	510
Accounts receivable	345	125
Inventories	(610)	(2,320)
Other assets	(111)	154
Accounts payable and accrued expenses	(1,363)	(73)

Net cash (used in) provided by operating activities	(2,251)	113

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(205)	(130)
Net cash used in investing activities	(205)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt	(90)	—
Collection of officers loan receivable	495	—
Exercise of stock options	265	100
Net cash provided by financing activities	670	100

(Decrease) increase in cash and cash equivalents	(1,786)	83
Cash and cash equivalents, beginning of period	14,498	13,166
Cash and cash equivalents, end of period	$ 12,712	$ 13,249

Supplemental disclosure of cash flow information:
Interest paid	$ 10	$ 61
Income taxes paid	$ 84	$ 14

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and Three and Eight Months Ended September 30, 2006

1.	Summary of Significant Accounting Policies

a) Business Organization and Basis of Presentation

In the opinion of management of Hirsch International Corp. (the “Company”), the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the financial position at September 30, 2007 and December 31, 2006, the results of operations for each of the three and nine month periods ended September 30, 2007 and the three and eight month periods ended September 30, 2006, and cash flows for the nine month period ended September 30, 2007 and the eight month period ended September 30, 2006. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

b) Change in Reporting Period

In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the three and nine month periods ended September 30, 2007 to the three and eight month periods ended September 30, 2006 because it is not practical to recast the prior year comparative eight months ended September 30, 2006.

c) Reclassifications

Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

d) Income Tax Expense

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in the Company’s income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At September 30, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. As in the past, the years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation for tax liabilities are open for tax years ended January 29, 2005, January 28, 2006, December 31, 2006 and forward. The Company’s major taxing jurisdictions include the U.S., California and New York.

e) New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or our financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

2.	Share-Based Compensation

For the nine months ended September 30, 2007, the Company recognized $565,000 of non-cash compensation expense (included in Operating Expenses in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested subsequent to December 31, 2006. For the eight months ended September 30, 2006, the Company recognized $147,000 of non-cash compensation expense. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

Following is a reconciliation of shares used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and the three and eight months ended September 30, 2006:

	Three months ended	Nine months ended	Three months ended	Eight months ended
	September 30, 2007		September 30, 2006
Basic number of shares	9,413,510	9,078,127	8,510,366	8,495,408

Number of shares issued if employee stock options were exercised	—	370,666	1,240,337	1,240,337

Diluted number of shares	9,413,510	9,448,793	9,750,703	9,735,745

346,916 options were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months ended September 30, 2007. No options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2007 or the three and eight months ended September 30, 2006 because there were no exercisable options with exercise prices exceeding the average fair market value of the Company’s common stock.

3.	Inventories

	September 30, 2007	December 31, 2006

New Machines and Software	5,523	$ 4,956
Used Machines	95	116
Parts	2,291	2,315
	7,909	7,387
Less: Reserve for slow moving inventory	(1,489)	(1,677)

Inventories, net	$ 6,420	$ 5,710

4.	Other Assets

On July 20, 2005, the Company entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. (“Sheridan Square”), a privately held producer of recorded music, and SSE Acquisition Corp, our wholly-owned subsidiary. In connection with the merger agreement the Company purchased 40 shares of Series B Preferred Stock of Sheridan Square for $1,000,000. The Series B Preferred Stock was senior to all other equity securities of Sheridan in terms of dividends, distributions and liquidation preference. Dividends, whether or not declared, accrued at the rate of 8% per annum of the sum of the stated value of each share ($25,000), commencing on January 1, 2006, provided that in the event a “Disposition Transaction” (as defined in the Certificate of Designation of the Series B Preferred Stock) did not occur by April 1, 2006, the dividend rate would increase to 14% per annum and provided further that if a Disposition Transaction did not occur by July 1, 2006, the dividend rate would increase to 18% per annum.

On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan Square pursuant to which Hirsch sold and Sheridan Square repurchased all of Hirsch’s right, title and interest in the forty (40) shares of Series B Preferred Stock of Sheridan Square, together with all payment-in-kind dividends whether or not issued (the “Purchased Stock”) for an aggregate purchase price of $1,200,000 (the “Purchase Price”). The purchase price was due to be paid on October 31, 2006, but was not paid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to other expense to fully reserve against the note receivable.

On March 5, 2007, the Company filed a Notice of Motion for Summary Judgment in Lieu of Complaint in New York State Supreme Court. In this Motion, the Company alleged that Sheridan Square failed to make payment for all of Hirsch’s right, title, and interest in and to the Purchased Stock in accordance with the terms of the Stock Purchase Agreement, dated July 12, 2006, between Hirsch and Sheridan Square. Hirsch asked the court to enter a judgement in its favor in the amount of $1,200,000, plus accrued interest.

On May 21, 2007, summary judgment was awarded in favor of the Company in the amount of approximately $1,335,000 and was filed with the New York State Supreme Court on June 1, 2007.

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

Prior to January 2003, the Company had advanced approximately $495,000 for premiums on split dollar life insurance for Henry Arnberg, the Company’s Chairman of the Board, and Paul Levine, our former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances were collateralized by the cash surrender value of the policies. During the quarter ended June 30, 2007, both policies were redeemed and on June 18, 2007, the Company collected $495,000 in full satisfaction of the advances.

5.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $612,000 at September 30, 2007 and $563,000 at December 31, 2006. The Company recorded approximately $71,000 in warranty expense for the nine months ended September 30, 2007 and reversed $50,000 in warranty expense for the eight months ended September 30, 2006.

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

7.	Contingencies

As of September 30, 2007, the Company had $2.2 million in restricted cash used to collateralize shipments at 110% of the ¥232,000,000 standby letter of credit opened in April 2007. The standby letter of credit is used to support purchases on open terms with Tajima Industries, Ltd.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions as they relate to Hirsch International Corp. (the “Company”) or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences, include, without limitation, the risks and uncertainties discussed under the caption “Risk Factors” in the Company’s Form 10-K for the 11 months ended December 31, 2006 and in the Company’s other filings made from time to time with the Securities and Exchange Commission. The discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements, including the notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

Three and nine months ended September 30, 2007 as compared to the three and eight months ended September 30, 2006.

Net sales. Net sales for the three months ended September 30, 2007 were $11.9 million, a decrease of $0.5 million, or 4%, compared to $12.4 million for the three months ended September 30, 2006, and for the nine months ended September 30, 2007 were $38.1 million, an increase of $3.4 million, or 10%, compared to $34.7 million for the eight months ended September 30, 2006. The decrease in sales for the three months ended September 30, 2007 is primarily attributable to a decrease in new and used embroidery machine sales of $0.5 million. The increase in sales for the nine months ended September 30, 2007 is primarily attributable to the inclusion of nine months of sales versus eight months for the comparable period as well as the increase in sales from the MHM screen printing equipment line of $3.0 million that the Company only had 1 month of sales during the eight month period ended September 30, 2006.

Cost of sales. For the three months ended September 30, 2007, cost of sales decreased $0.5 million to $7.4 million from $7.9 million for the three months ended September 30, 2006, and for the nine months ended September 30, 2007 increased $1.1 million to $23.7 million from $22.6 million for the eight months ended September 30, 2006. The decrease for the three month period ended September 30, 2007 is the result of lower sales volume of $0.5 million offset by lower costs in the new embroidery machine categories resulting from pricing adjustments from the manufacturer. The increase for the nine months ended September 30, 2007 is directly related to higher sales volume recorded during the longer (nine months) reporting period versus the eight months ended September 30, 2006. The Company’s gross margin increased to 38% for the three months ended September 30, 2007 as compared to 36% for the three months ended September 30, 2006, and increased to 37.8% for the nine months ended September 30, 2007 from 34.9% for the eight months ended September 30, 2006. For the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006, the Company had promotional pricing from the manufacturer of the new embroidery machine category which increased gross margin by $155,000 a decrease in the used machine, parts, service and other categories which decreased gross margin by $78,000. For the nine month period ended September 30, 2007 compared to the eight month period ended September 30, 2006, the Company experienced an increase in the new embroidery machine categories which increased gross margin by $1.3 million, an increase in the used machine, parts, service and other categories which increased gross margin by $0.5 million, and an increase to the MHM machine category of $0.5 million. The fluctuation of the dollar against the yen, which is the currency that the Company’s embroidery machines are purchased in, has affected and is likely to continue to affect the Company’s embroidery machine gross margins. Yen fluctuations amounted to a increase in gross profit of $87,000 for the three months ended September 30, 2007, compared to an increase in gross profit of $95,000 for the three months ended September 30, 2006, and a increase in gross profit of $15,000 for the nine months ended September 30, 2007 compared to a decrease in gross profit of $18,000 for the eight months ended September 30, 2006.

Operating Expenses. For the three months ended September 30, 2007 operating expenses were $4.7 million, a increase of $0.6 million, or 15%, as compared to $ 4.1 million for the three months ended September 30, 2006, and for the nine months ended September 30, 2007, operating expenses were $13.1 million, an increase of $2.2 million, or 20%, as compared to $10.9 million for the eight months ended September 30, 2006. The increase in operating expenses for the three months ended September 30, 2007 is attributable to the hiring of additional sales and technical service personnel, additional options issued which increased FAS123R compensation expense in the current year, and additional professional fees. A significant difference for the nine months ended September 30, 2007 was the timing of expenses associated with the change of fiscal year from a 52/53 week fiscal year to a year ended December 31 as compared to the eight months ended September 30, 2006, the hiring of additional staff and the inclusion of higher FAS123R compensation expense. Included in operating expenses for the nine months ended September 30, 2007 is the recognition of $450,000 in income associated with the settlement agreement with Sheridan Square. (See Note 4 to the Consolidated Financial Statements). Included in operating expenses for the eight months ended September 30, 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the Company’s former corporate headquarters. (See Note 6 to the Consolidated Financial Statements).

Interest Expense. Interest expense for the three months ended September 30, 2007 was $4,000 and for the three months ended September 30, 2006 was $0. For the nine months ended September 30, 2007, interest expense was $10,000 as compared to $61,000 for the eight months ended September 30, 2006. For the three months and nine months ended September 30, 2007, interest expense was related to the financing of insurance premiums. For the eight months ended September 30, 2006 interest expense was primarily associated with the sale/leaseback transaction of the corporate headquarters (See Note 6 to the Consolidated Financial Statements).

Interest and Other Income. Interest and other income for the three months ended September 30, 2007 increased by $11,000 to $98,000 from $87,000 for the three months ended September 30, 2006, and for the nine months ended September 30, 2007, other income increased $7,000 to $214,000 from $207,000 for the eight months ended September 30, 2006. The increase/decrease in both periods is primarily attributable to the change in interest income.

Income Tax Expense. Income tax expense for the three months ended September 30, 2007 was $9,000 compared to $20,000 for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 was $84,000 compared to $34,000 for the eight months ended September 30, 2006. These differences were caused by year end income for various state and local income taxes, for which the net operating loss carry-forwards from prior years do not apply.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was $119,000, a decrease of $543,000 over the net income of $424,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 was $1,459,000, an increase of $162,000 over the net income of $1,297,000 for the eight months ended September 30, 2006 primarily from the increase in operating income.

Liquidity and Capital Resources

Operating Activities and Cash Flows. The Company’s working capital was $18.3 million at September 30, 2007, increasing $2.6 million, or 16.6%, from $15.7 million at December 31, 2006.

During the nine months ended September 30, 2007, the Company’s cash and cash equivalents (excluding restricted cash) decreased to $12.7 million from $14.5 million at December 31, 2006. $2.3 million net cash was used during the first nine months of 2007 by the Company’s operating activities, of which $2.2 million was the restricting of cash for a standby letter of credit; $1.4 was used to pay down Accounts Payable and Accrued Expenses which was offset by income from operations of $1.4 million. Income from operations also included the $450,000 Sheridan Square settlement. Cash of $205,000 was used for capital expenditures and $0.7 million was provided by financing activities, which were primarily from the exercise of stock options and the collection of officers loans receivable.

Inventory purchase commitments are covered by current purchases of foreign currency. As of September 30, 2007 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company had a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) for an initial term of three years which expired on November 26, 2005. On February 23, 2006, the Company terminated its lease for its facility in Hauppauge, New York. As of February 28, 2006, the Company signed a Termination Agreement with Wachovia Bank, National Association (successor by merger to Congress Financial Corporation). In conjunction with this transaction, the standby letter of credit of approximately $500,000 was terminated. The Company, at this time, does not intend to enter into a new credit facility.

On April 4, 2007, the Company opened a standby letter of credit denominated in Japanese yen in the amount of ¥232,000,000 (or approximately $2,200,000 as of September 30, 2007). The standby letter of credit was opened with Wachovia Bank, National Association and the beneficiary is Tajima America Corp. The standby letter of credit will be used to support purchases on open terms with Tajima America Corp. and is collateralized by the restricted cash in our Yen account at Wachovia Bank, National Association.

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

Backlog and Inventory

The ability of the Company to fill orders quickly is an important part of its customer service strategy. The embroidery machines held in inventory by the Company are generally shipped within a week from the date that a customer’s orders are received, and as a result, backlog is not meaningful as an indicator of future sales.

Inflation

The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company’s operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The recent fluctuation of the dollar against the yen, which is the currency that the company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some but not all of the Company’s competitors face similar circumstances. The Company has a formal policy that prohibits the use of currency derivatives or other financial instruments for trading or speculative purposes. The policy permits the use of financial instruments to manage and reduce the impact of changes in foreign currency exchange rates that may arise in the normal course of the Company’s business. Currently, the Company does not use interest rate derivatives and does not have any foreign currency derivatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms, including ensuring that such material information is accumulated and communicated to the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

The Company’s Annual Meeting of stockholders was held on September 20, 2007. At the close of business on the record date for the meeting (which was July 23, 2007), there were 9,001,002 shares of Class A Common Stock outstanding and entitled to vote, and 400,018 shares of Class B Common Stock outstanding and entitled to vote at the meeting.

Proposal number 1 involved the election of directors. The Company’s Class A stockholders elected the below two individuals to be directors of the Company. In connection with such election, there were no broker non-votes.

Name	Votes For	Votes Withheld
Marvin Broitman	7,927,769	218,349
Mary Ann Domuracki	7,934,473	211,645

The Company’s Class B stockholder elected the below two individuals to be directors of the Company. In connection with such election, there were no broker non-votes.

Name	Votes For	Votes Withheld
Henry Arnberg	400,018	0
Christopher J. Davino	400,018	0
Paul Gallagher	400,018	0

Proposal number 2 involved the ratification of the appointment of BDO Siedman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007. There were no broker non-votes in connection with such proposal. The Company’s Class A and B stockholders, voting together as a class, voted as follows:

Votes For	Votes Against	Abstentions
8,472,039	24,040	50,056

Proposal number 3 involved the approval of the increase in the number of shares of the Company’s Class A Common Stock available for issuance pursuant to the Company’s 2003 Stock Option Plan from 1,750,000 to 2,750,000. There were 3,331,219 broker non-votes in connection with such proposal. The Company’s Class A and B stockholders, voting together as a class, voted as follows:

Votes For	Votes Against	Abstentions
3,011,008	2,190,029	13,880

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated By-laws of the Registrant

***4.1	Specimen of Class A Common Stock Certificate

***4.2	Specimen of Class B Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer to Section Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2007