Form 10-K
period 2007-12-31
HIRSCH INTERNATIONAL CORP
filed 2008-03-28
CIK 915909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23434

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the closing price on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $29,740,000.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2008 were:

Class of Common Equity	Number of Shares
Class A Common Stock	9,073,402
Par Value $.01

Class B Common Stock	400,018
Par Value $.01

*For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.

Hirsch International Corp.
Form 10-K
For the Twelve months ended December 31, 2007
Table of Contents

Part I		Page
Item 1.	Business	4-10
Item 1A.	Risk Factors	10-12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II
Item 5.	Market for Common Equity and Related Stockholder Matters	13-15
Item 6.	Selected Financial Data	15-17
Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17-24
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements With Accountants on Accounting
	And Financial Disclosure	25
Item 9A(T).	Controls and Procedures	25
Item 9B.	Other Information	25

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	26-28
Item 11.	Executive Compensation	29-43
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder
	Matters	43-45
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	45-46
Item 14.	Principal Accounting Fees and Services	46-47

Part IV
Item 15.	Exhibits and Financial Statement Schedules	47
	Exhibit Index	47-49
	Signatures	50

PART I

ITEM 1. BUSINESS

General

     Hirsch International Corp. ("Hirsch" or the "Company"), a Delaware Corporation, founded in 1968 is a leading provider of equipment and education and support services to the decorated apparel industry. The Company represents the decorated apparel industry’s leading brands including Tajima embroidery equipment, MHM screen printing equipment, SEIT textile bridge lasers and Pulse Microsystems digitizing and design software. Through its distribution agreements with Tajima Industries, Ltd. (“Tajima”), the Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, and a complete line of embroidery parts. On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM Siebdruckmaschinen Gmbh (“MHM”) for distribution of MHM screenprinting equipment throughout North America. Additionally, on January 25, 2007 the Company entered into a ten-year distribution agreement with SEIT Electtronica SRL based in Italy. Hirsch provides sales and support services for the SEIT line of laser application equipment throughout the U.S. SEIT’s textile lasers are used in conjunction with Tajima and other brands of embroidery equipment. Hirsch also provides comprehensive service programs, and user training and support for all of its equipment lines. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

     The Company's customer base for decorated apparel equipment includes large operators who run numerous machines (which accounts for a smaller percentage of the Company’s business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contractors, who serve manufacturers that outsource their embellishment requirements; (ii) manufacturers, who use embroidery, screenprinting, laser etching or digital printing to embellish their apparel, accessories, towels, linens and other products; and (iii) graphic and decorated apparel entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

     Hirsch has certain exclusive rights to sell new embroidery machines manufactured by Tajima in the U.S. and certain non-exclusive rights to distribute these machines to U.S. based customers who expand their operating facilities into the Caribbean region. Tajima, located in Nagoya, Japan, is one of the world's leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment.

     The Company enjoys a good relationship with Tajima, having spanned over 30 years. Hirsch is one of Tajima's largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until early 1997, all Tajima equipment sold in the US was assembled in Japan. Today, assembly of Tajima machines of up to eight heads are completed at Tajima’s Rancho Dominguez, California facility using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times required for the Company’s orders coupled with Tajima’s production flexibility enables the Company to be responsive to the changing needs of the market.

     The Company has exclusive rights with MHM for North America. MHM, located in Erl, Austria, has been a world-wide leader in the screen printing industry for over 25 years with over 30 partners throughout Europe, Asia, Africa and South and Central America.

     In addition to offering a complete line of technologically-advanced embroidery, textile bridge lasers, screenprinting machines and customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. ("Pulse"). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

     Hirsch also sells a broad range of supplies, machine parts and accessories for its apparel decorating equipment. The Company's equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational "open house" seminars, an e-commerce presence and trade shows. The Company's long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima distribution rights, MHM distribution rights, SEIT distribution rights, its industry expertise and technological innovation to enable it to increase its market share.

The Decorated Apparel Industry

     The decorated apparel industry today uses a variety of electronic computer-controlled machinery that, on a world-wide basis, benefits from the demand for licensed products distributed by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry, appear on caps, shirts, outerwear, luggage and other softgoods for sale at affordable prices. In addition, the intricacy of the designs capable of being embelleshed have attracted commercial appeal for special event promotional marketing.

The Screenprinting Industry

     The screen printing industry today uses both manual and automated screen printing presses to reproduce images onto a variety of materials such as hats, T-shirts, labels and other softgoods. Like embroidery, screenprinting uses licensed names, logos and designs provided by, among other sources, professional and collegiate sport teams and the entertainment industry. Most commercial and industrial printing is done on single or multi color automated presses. These applications are used on a world wide basis.

Business Strategy

     The Company's objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their apparel decorating equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines which was approximately 72% of 2007 revenues, (ii) sells new MHM screenprinting equipment, which was approximately 9% of 2007 revenues, (iii) distributes Pulse’s proprietary application software programs for embroidery machines, (iv) sells SEIT textile lasers (iv) sells a broad range of supplies, accessories and products, (v) sells used embroidery machinery, and (vi) provides comprehensive customer training, support and service for these embroidery, screen printing machines and textile lasers. The Company believes that this comprehensive approach positions it to become its customers' preferred vendor for their equipment and related services. To complement its comprehensive approach effectively and efficiently, the Company's business strategy includes the following:

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

     Pulse Software. Hirsch is a distributor of Pulse software which offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse's computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. Pulse also has proprietary software for the SEIT laser that is compatible with its embroidery software to provide the customer with a complete software solution. A majority of Pulse’s proprietary application software products are designed to operate in the Microsoft(R), Windows(R) 98 and Windows(R) XP environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers' embroidery machines, can be networked through Pulse software. It is the Company's established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of over 22,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

     Textile Bridge Lasers. The Company believes that offering SEIT textile lasers along with its Tajima brand of embroidery equipment will provide an opportunity to further strengthen its position in the apparel decorating marketplace. Selling SEIT textile lasers enables us to provide our existing embroidery customers and new customers with another line of equipment that will result in significant improvements in productivity to them.

     Supplies, Accessories, Machine Parts and Products. The Company offers a broad line of consumable supplies, accessories and machine parts utilized in the apparel decorating process. The simplification of the decorating process is an integral part of the Company's single source strategy. Moreover, the expansion of the Company's marketing efforts is directed toward trade publications, advertising as well as both industry and trade show participation. To this end, the Company has an on-line store allowing customers to order parts, supplies, and accessories 24 hours a day, 7 days a week.

     Used Embroidery Machinery. The Company, on a case by case basis, accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine. The amount of trade-ins has been immaterial for the last several years. The Company's ability to accept used machines is an important sales tool and necessary element in the Company's sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company will then sell the used machines that have been traded-in. The Company believes that the market for used embroidery machines represents an established share of the machine market.

     Customer Support. The Company provides comprehensive customer training, support and service for the embroidery, screenprinting and textile laser machines and software that it sells. The Company's service department includes field service technicians throughout the U.S. who are directed by four centrally located regional technicians. After the Company delivers a machine to a customer, the Company’s trained personnel may assist in the installation, setup and operation of the machine. The Company employs or contracts with a staff of technical service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its field service technicians to the customer.

     Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

Sheridan Square Entertainment

     On July 20, 2005 the Company had entered into a definitive merger agreement with Sheridan Square Entertainment, Inc. (“SSE”). In connection with the merger agreement, the Company had purchased 40 shares of Series B Preferred Stock of SSE for $1,000,000. On July 12, 2006, the Company entered into a Stock Purchase Agreement with SSE pursuant to which Hirsch sold and SSE purchased all of Hirsch’s right, title and interest in the 40 shares of the Series B Preferred Stock of SSE for an aggregate purchase price of $1,200,000. The Company did not record the $200,000 in accrued dividends/interest pending receipt of payment. The purchase price was due on October 31, 2006 and was not repaid on that date. As of December 31, 2006, the Company took a charge of $1,000,000 to operating expenses to fully reserve against the note receivable. On June 29, 2007, the Company entered into a settlement agreement with SSE which provided for payment of $450,000 as full settlement, compromise and satisfaction of all claims. In connection with the signing of the agreement, the Company recorded $450,000 in income from operations and extinguished the SSE note receivable and the related reserve that was recorded at December 31, 2006. On July 2, 2007 the Company received the payment from SSE in full satisfaction of the settlement. (See Note 6 to the Consolidated Financial Statements)

Marketing and Customer Support

     The Company has been selling embroidery equipment since 1976 and is one of the leading distributors of Tajima equipment in the world and, through its distribution agreements with Tajima, markets its embroidery products under the name “Tajima USA Sales and Support by Hirsch International Corp.” During 2006, the Company became the exclusive North American distributor of MHM screenprinting equipment and markets that brand as “MHM North America by Hirsch”. In January 2007 the Company became the exclusive distributor of the SEIT textile lasers. The Company reinforces recognition of its names through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company's sales staff is headed by Kris Janowski, Executive Vice-President of Sales for the Company, and consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer's needs. The Company's products are generally considered by the industry to consist of the highest quality equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather on a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In a climate of intense price competition with lower cost manufacturers, the Company attempts, to the best degree possible, to maintain a balance between market share and profit margin.

     The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. The Company provides comprehensive one to five day training programs to assist customers in the use, operation and servicing of the machines and software it sells. Customers are trained in the operation of machines as well as in techniques in general. The Company provides its customers with manuals as training tools. Company personnel also provide technical support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting operations. Telephone software support (for embroidery) is provided by Pulse.

     The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima, SEIT and MHM in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service.

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

     Each of the Consolidated Agreements may be terminated upon the failure by the Company to achieve certain minimum sales quotas. For calendar years 2007 and 2006 the minimum sales quotas were met. Furthermore, the agreements may be terminated if (a) Henry Arnberg is no longer Chairman of the Company or (b) if Tajima determines that a change in control of the Company has occurred.

     The Company's ordering cycle for new embroidery machines is approximately three to eight months, approximately seven to ten weeks for new screen printing equipment and approximately eight weeks for new textile lasers, prior to delivery to the Company. Since the Company generally delivers new machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although there can be no assurance that the Company will be able to maintain its relationship with Tajima, management of the Company believes it is unlikely that the Company would lose Tajima as a supplier because: (i) the Company has maintained a relationship with Tajima for 30 years and is one of Tajima's largest distributors; (ii) Tajima's success in the United States is, in large part, attributable to the Company's knowledge of the marketplace as well as the Company's reputation for customer support; and (iii) the Company supports Tajima's development activities.

Supplier Relationship with MHM

     On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM for distribution of MHM screenprinting equipment throughout North America. The agreement provides that the Company must purchase a minimum of $5 million worth of screenprinting equipment during each calendar year. If the Company fails to achieve the minimum quota in any year by ordering only half or less of the required quantity of MHM products, MHM has the right to terminate the agreement. During the initial period of the agreement, the Company purchased at least one half of the minimum quota.

Supplier Relationship with SEIT

     On January 25, 2007, the Company entered into an exclusive ten year distribution agreement with SEIT for distribution of SEIT line of laser application equipment throughout the U.S. There are no minimum purchase quotas in the agreement.

Other Supplier Relationships

     The Company obtains its inventory for its supplies and accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

Customers

     The Company's customer base for decorated apparel equipment includes large operators who run numerous machines (which accounts for a smaller percentage of the Company's business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contractors, who serve manufacturers that outsource their embellishment requirements; (ii) manufacturers, who use embroidery, screenprinting, laser etching or digital printing to embellish their apparel, accessories, towels, linens and other products; and (iii) graphic and decorated apparel entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. There are no major customers who exceed 10% of revenues.

Competition

     The Company competes with original embroidery equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, all of whom distribute products into the Company's markets. The Company also competes with original screen printing equipment manufacturers, such as M & R, TAS, Anatol and Workhorse. For textile laser bridges, the Company competes against GMI and Proell. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the equipment it distributes. Due to the recent decline in overall demand for the decorated apparel industry, potential customers may emphasize price over technology when selecting a machine. Although the Company attempts to compete on the basis of price, to the best degree possible, and to maintain its profit margins, there can be no assurance that the Company will be able to do so. The failure of the Company to maintain its profit margins would have a material adverse effect on the Company.

     Further, the Company's customers are subject to competition from importers of decorated apparel products, which could materially and adversely affect the Company's customers, and consequently could have a material adverse effect on the Company's business, financial conditions and results of operations.

     The Company's success is dependent, in part, on the ability of Tajima, MHM and SEIT to continue producing products that are technologically superior and price competitive with those of other manufacturers. The failure of Tajima, MHM and SEIT to produce technologically superior products at a competitive price could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

     As of December 31, 2007, the Company employed 113 persons who are engaged in sales, service, customer care, finance, administration and management for the Company. None of the Company's employees are represented by unions. The Company believes its relationship with its employees is good.

Item 1A. RISK FACTORS

The Company is dependent on its relationship with Tajima and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

     For the calendar year ended December 31, 2007, approximately 72% of the Company's revenues resulted from the sale of embroidery equipment supplied by Tajima and for the eleven months ended December 31, 2006 75% of the Company’s revenues resulted from Tajima equipment sales. Two separate distributorship agreements (collectively, the "Tajima Agreements") govern the Company's rights to distribute Tajima embroidery equipment in the United States and the Caribbean. The distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in all 50 states. The Main Agreement, which now covers 39 states, is effective from February 21, 2004 through February 21, 2011. The Main Agreement may be terminated by Tajima and/or the Company on not less than two years' prior notice. Under the non-exclusive West Coast Agreement which covers nine western continental states, Alaska and Hawaii, the Company is a distributor of Tajima's complete line of standard embroidery, chenille embroidery and certain specialty embroidery. The West Coast Agreement expired February 20, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company’s right to distribute embroidery machines in the territories covered by the West Coast Agreement which would have a material adverse effect on the Company’s business, operations and financial condition. Each of the Tajima agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In calendar 2007, 2006 and fiscal 2006, the Company met its minimum quota. Furthermore, the agreements may be terminated for, among other reasons, if (a) Henry Arnberg is no longer Chairman of the Company or (b) if Tajima determines that a change in control of the Company has occurred. The termination of the Tajima agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company’s supply of Tajima equipment is disrupted, the Company’s financial condition and results of operations could be materially adversely affected.

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

     The Company pays for its Tajima embroidery machinery in Japanese Yen, its MHM screenprinting equipment in U.S. Dollars and its SEIT lasers in Euros. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen and the Euro can change the cost to the Company of its embroidery machine and laser inventory and can result in competitive pressures for reduced U.S. dollar pricing among Yen-based and Euro based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions reduce dollar contribution margins and as a result, create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to obtain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the cost of sales section of the statement of operations.

The Company is dependent on its relationship with MHM and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

     For calendar year 2007, approximately 9% of the Company’s revenues resulted from the sale of screen printing equipment supplied by MHM. The distribution agreement provides the Company with exclusive rights for ten years to sell MHM screen printing equipment in North America. The agreement stipulates that the Company must purchase a minimum of $5 million worth of screen printing equipment during each calendar year. If the Company fails to achieve the minimum quota in any year because it only orders half of the quantity required, then MHM Austria shall have the right to terminate the agreement.

If the Company does not accurately predict inventory level needs, its business could be materially adversely affected.

     The Company's ordering cycle for new embroidery machines is approximately three to eight months, approximately seven to ten weeks for new screen printing equipment and approximately eight weeks for new textile lasers prior to delivery to the Company. Since the Company generally delivers new machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not be able to successfully compete against its competitors.

     The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima's or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling screen printing equipment, textile lasers, software, supplies, accessories and proprietary products as well as providing customer training, support and services. Due to the decline in overall demand in the apparel decorating industry which occurred during the last several years, potential customers may emphasize price differences over value-added services and support in purchasing new equipment. Severe price competition may impair the Company's ability to provide its customers with value-added services and support. Although the Company attempts to compete on the basis of price, to the best degree possible, and to maintain profit margins, there can be no assurance that the Company will be able to do so. The Company's failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

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

     Changes in Company's business have resulted in increased responsibilities for management and have placed increased demands upon the Company's operating, financial and technical resources. The Company's continued success will depend to a significant extent upon the abilities and continued efforts of Paul Gallagher, its Chief Executive Officer. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2006. The loss of the services of Mr. Gallagher, or the services of other key management personnel, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     In addition to the Company's headquarters, the Company leases 25 regional satellite offices under non-cancelable operating leases. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various litigation matters, each arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The Company's outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Global Market under the symbol “HRSH”. The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported by the NASDAQ Global Market. Trading began in the Class A Common Stock on February 17, 1994. Class B Common Stock is not publicly traded.

Calendar 2007	High	Low
Fourth Quarter ended December 31, 2007	$2.67	$1.69
Third Quarter ended September 30, 2007	$4.70	$2.15
Second Quarter ended June 30, 2007	$5.25	$3.20
First Quarter ended March 31, 2007	$4.12	$2.08

Calendar 2006	High	Low
Fourth Quarter ended December 31, 2006	$3.25	$1.90
Third Quarter ended September 30, 2006	$2.27	$1.24
Second Quarter ended June 30, 2006	$1.45	$1.15
First Quarter ended March 31, 2006	$1.36	$1.20

(b)	As of March 17, 2008, the Company believes that there were approximately 107 record holders of its Class A Common Stock and 1 record holder of its Class B Common Stock.

(c)	No dividends were declared during calendar 2007 or 2006.

(d)	Equity Compensation Plan Information

		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)

Equity compensation plans	1,684,000	$1.65	1,170,000
approved by security holders

TOTAL	1,684,000	$1.65	1,170,000

Corporate Performance Graph

      We believe that we are the only publicly-held firm in the embroidery equipment industry, and therefore do not believe that we can reasonably identify an embroidery industry-based peer group. We have elected to define a peer group based on a group of two industrial distributors, trading in similar SIC Codes, with relatively low market capitalization for a benchmark. The following graph and table compares the change in the cumulative total stockholder return for the five-year period beginning on January 31, 2004, and ending on December 31, 2007, based upon the market price of the Company's Class A Common Stock, with the cumulative total return of the NASDAQ Composite Index and the defined Peer Group. The Peer Group includes the following companies: Quipp Inc. and Key Technology Inc. The graph assumes a $100 investment on January 31, 2004 in each of the indices and the reinvestment of any and all dividends.

140
120
100
80
60
40
20
0
1/31/2004
1/29/2005
1/28/2006
12/31/2006
12/31/2007

     Comparison of Five-Year Cumulative Total Return Among Hirsch International Corp., NASDAQ Composite Index and an industry-based market capitalization-based peer group

	1/31/04	1/29/05	1/28/06	12/31/06	12/31/07
Hirsch International Corp.	$100	$44	$55	$88	$79
NASDAQ Composite Index	100	100	112	117	128
Peer Group	100	72	78	72	124

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated financial statement data as of December 31, 2007 and 2006, and for the calendar year ended December 31, 2007, the eleven months ended December 31, 2006 and fiscal year ended January 28, 2006 are derived from, and qualified by reference to, the audited Consolidated Financial Statements included elsewhere herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The consolidated financial statement data as of January 28, 2006, January 29, 2005 and January 31, 2004 and for the years ended January 29, 2005 and January 31, 2004 are derived from audited Consolidated Financial Statements not included herein.

		Eleven Months Ended December 31,
	Year Ended December 31,

				Year Ended January
			28,	29,	31,
Hirsch International Corp. and Subsidiaries	2007	2006	2006	2005	2004
	(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Net sales	$52,619	$49,912	$51,139	$44,394	$47,116
Cost of sales (5)	32,940	32,416	34,033	30,660	32,003
Operating expenses (1) (4) (6)(7)	17,779	16,339	16,970	15,755	17,369
Income (loss) from continuing operations	2,245	1,385	122	(2,139)	(2,025)
before income tax provision (5)
Income tax provision	158	53	32	9	25
Income (loss) from continuing operations	2,087	1,332	90	(2,148)	(2,050)
Income from discontinued operations	-	-	447	376	2,494
(2)(3)
Net Income (loss)	$2,087	$1,332	$537	$(1,772)	$ 444
Net income (loss) per share from continuing
operations
Basic	$0.23	$0.16	$0.01	$ (0.26)	$ (0.24)
Diluted	$0.22	$0.14	$0.01	$ (0.26)	$ (0.24)
Net income (loss) per share
Basic	$0.23	$0.16	$0.06	$ (0.21)	$ 0.05
Diluted	$0.22	$0.14	$0.06	$ (0.21)	$ 0.05
Shares used in the calculation of net income
(loss) per share:

Basic	9,176	8,538	8,481	8,351	8,571
Diluted	9,511	9,724	9,617	8,351	8,571

(1)	In fiscal year 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been previously provided for facilities and severance costs.

(2)	Fiscal years 2005 and 2004, have been restated to reflect the discontinued operations of Hometown Threads, LLC, Tajima USA, Inc. and HAPL Leasing Co. Inc.

(3)	In fiscal year 2004, the Company reversed $2.0 million of reserves associated with the UNL lease portfolio which was sold to Beacon Funding in September 2003.

(4)	In fiscal 2006, the Company expensed approximately $605,000 of transaction costs associated with the terminated merger with Sheridan Square Entertainment, LLC. In calendar 2006, the Company took a $1.0 million reserve against the note receivable from Sheridan Square Entertainment. In 2007, the Company received $450,000 in settlement of the note receivable.

(5)	Fiscal years 2005 and 2004 have been restated to include the gain/(loss) in foreign currency in cost of sales from other income.

(6)	In Calendar 2006, the Company adopted SFAS 123R and recognized $343,000 as non-cash compensation costs and recognized $759,000 for 2007. (See Note 2m to the Consolidated Financial Statements.)

(7)	Calendar years 2007, 2006 and fiscal years 2006, 2005 and 2004 have been restated for the reclassification of deferred gain from the sale of the Company’s previous corporate headquarters from other income to operating expenses.

Hirsch International Corp. and Subsidiaries		(in thousands of dollars)

	December 31, 2007	December 31, 2006	January 28, 2006	January 29, 2005	January 31, 2004

Balance Sheet Data:
Working capital	$19,053	$15,676	$12,118	$13,388	$14,698
Total assets	29,300	27,188	26,354	26,626	30,346
Long-term debt, less current maturities	-	120	-	1,270	1,418
Stockholders' equity (1)	$19,606	$16,413	$14,618	$14,055	$15,848

(1) During fiscal 2004 and fiscal 2005, the Company declared and paid dividends of $.01 per share on its Common Stock. There were no dividends declared or paid for fiscal 2006, the eleven months ended 12/31/2006 and the calendar year ended 12/31/2007.

Hirsch International Corp
Summarized Quarterly Data**

$ in thousands, except for per share amounts	Calendar Quarter

Twelve months ended December 31, 2007	First	Second	Third	Fourth

Net Sales	$14,034	$12,201	$11,909	$14,475
Gross profit	5,350	4,558	4,527	5,244
Net income (loss)	817	761	(119)	628

Basic income (loss) per share	$0.09	$0.08	($0.01)	$0.07

Diluted income (loss) per share	$0.09	$0.08	($0.01)	$0.06

	Fiscal Quarter
Eleven months ended December 31, 2006	First	Second	Third	Fourth

Net Sales	$8,645	$13,660	$12,383	$15,224
Gross profit	3,069	4,567	4,457	5,403
Net income	292	581	424	35

Basic income per share	$0.03	$0.07	$0.05	$0.01
Diluted income per share	$0.03	$0.06	$0.04	$0.01

The Company incurred a significant adjustment in the fourth quarter of calendar year ended December 31, 2006 as follows:

Reserve for Sheridan Square note receivable	$1,000,000

**Note:

The quarterly data has been restated to reflect the reclassification of currency gains/ (losses) into cost of sales from other income.

The first quarter of calendar 2006 only includes the two month period January 29, 2006 to March 31, 2006 versus the first quarter of calendar 2007 which includes the three month period January 1, 2007 to March 30, 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company's Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. As used herein, "fiscal year" and "fiscal" refers to the applicable fiscal year ending in January of the applicable calendar year. As used herein, “calendar 2006” or “calendar year 2006” refers to the eleven months ended December 31, 2006 and “calendar 2007” or “calendar year 2007” refers to the year ended December 31, 2007.

Company Overview

     The Company is a leading provider of advanced embroidery, screenprinting and textile laser equipment and related value-added products and services to the North American decorated apparel marketplace. The Company offers a complete line of technologically advanced embroidery and screenprinting machines, textile laser machines, proprietary application software and a diverse line of supplies and accessories. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima and Tajima USA, Inc. (“TUI”), screen printing machines manufactured by MHM, textile laser machines manufactured by SEIT as well as a wide variety of supplies and accessories.

     The Company grew rapidly from the time of its initial public offering in 1994 through fiscal 1998. Growth during this period was fueled by rapid technological advances in software and hardware, the strong demand for embroidered products, the creation of new embroidery applications and the strength of the "embroidery entrepreneur" as a growing segment of the marketplace. The Company believes that the purchasers of smaller embroidery machines are a significant source of repeat business for the sale of additional embroidery machines as the entrepreneurs' operations expand.

     The market is and has been affected by the fluctuating value in foreign exchange of the US dollar versus the Yen resulting in dollar price pressure for machine sales. Most Japanese based equipment competitors in the industry (including the Company) faced difficulty in meeting these new market demands. In fiscal 2002, the Company initiated a restructuring program to address the market shifts in the industry, including closing and consolidating certain divisions, reducing total employment, and consolidating facilities that were no longer required to support its new business model. In fiscal 2004, the Company completed its plan of restructuring and reversed, as a reduction of operating expenses, $716,000 of restructuring costs that had been accrued for remaining severance costs associated with the restructuring and for its lease termination in Solon, Ohio.

     In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the eleven month period ended December 31, 2006 to the year ended December 31, 2007 because it is not practical to recast the prior year comparative period ended December 31, 2006. For purposes of discussion, calendar 2007 represents the twelve months ended December 31, 2007, calendar year 2006 represents the eleven month period ended December 31, 2006, and fiscal year 2006 represents the fiscal year ended January 28, 2006.

     During calendar 2007 the Company added a line of textile lasers by SEIT and in calendar 2006, the Company expanded its product line by adding MHM screenprinting equipment. The Company believes that these added products will help strengthen its position in the decorated apparel market.

Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the calendar years ended December 31, 2007 and 2006 and the fiscal year ended January 28, 2006.

	Calendar		Fiscal
	2007	2006	2006
Net sales	100%	100%	100%
Cost of sales	62.6%	64.9%	66.6%
Operating expenses	33.8%	32.7%	33.2%
Interest expense	0.0%	0.1%	0.3%
Other expense (income), net	-0.7%	-0.5%	-0.2%

Income from continuing operations before income
taxes	4.3%	2.8%	0.1%
Income tax provision	0.3%	0.1%	0.1%
Income from discontinued operations, net of tax	0.0%	0.0%	0.9%

Net Income	4.0%	2.7%	0.9%

Note: The results of operations have been restated for calendar year 2006 and fiscal year 2006 to reflect the reclassification of currency gains/(losses) into cost of sales from other income, the reclassification of transaction costs and the notes receivable reserve from other expenses into operating expenses and the reclassification of the deferred gain from other income to operating expenses.

Use of Estimates and Critical Accounting Policies

     The preparation of Hirsch’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results are likely to differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Critical Accounting Policies

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

     Revenue Recognition - The Company distributes embroidery, screenprinting and laser equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In calendar 2007, 2006, and fiscal 2006, most sales of new equipment did not require installation as a substantive part of sales, and accordingly, the Company recorded its sales at the time the machinery was shipped. Service revenues (which are not material) and costs are recognized when services are provided. Sales of software are recognized when shipped since no post-contract or support obligations remain. Sales of parts and supplies are recognized when shipped.

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

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future tax consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

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

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the First-in, first-out weighted average cost method for supplies and parts and specific cost for embroidery and screenprinting machines and peripherals. The inventory balance is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income (loss) could be significantly adversely affected.

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

     Stock Based Compensation - The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” (“SFAS 123R”) a revision of SFAS 123 which supercedes APB Opinion No. 25 Accounting for Stock Issued to Employees. As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material. For the years ended December 31, 2007 and 2006, the Company recognized $759,000 and $343,000, respectively, of non-cash compensation expense included in Selling, General and Administrative expense in the Consolidated Statement of Operations, attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant (see Note 2m).

Calendar Year 2007 as Compared to Calendar Year 2006 (11 Months)

     Net sales. Net sales for calendar year 2007 were $52.6 million, an increase of $2.7 million, or 5.4% compared to $49.9 million for calendar year 2006. Sales for calendar year 2007 included twelve months of activity and sales for calendar 2006 included 11 months of activity. The increase in sales volume for calendar year 2007 is mainly attributable to the increase in sales of $3.0 million from screenprinting equipment, an increase of $0.7 million from its textile lasers offset by reductions in new embroidery equipment of $0.6 million and all other products of $0.1 million. Sales for January 2006 were $5.5 million, therefore on a comparative basis, sales decreased by $2.8 million. There are no major customers who exceed 10% of revenues in either period.

     Cost of sales. For calendar year 2007, cost of sales increased $0.5 million or 1.5%, from $32.4 million in calendar year 2006 to $32.9 million in calendar year 2007. The increase was a result of the increase in the cost of MHM screenprinting equipment of $2.4 million offset by $1.3 million decrease from the new embroidery machine category resulting from pricing adjustments from the manufacturer and decreases in software of $0.5 million. All other categories combined resulted in a net decrease to cost of sales of $0.1 million. Included in cost of sales for calendar year 2007 was a currency gain of $42,000 and in calendar 2006 a currency gain of $0.1 million. The Company's gross margin increased for calendar year 2007 to 37.4%, as compared to 35.1% for calendar year 2006. For the year ended December 31, 2007 as compared to the eleven months ended December 31, 2006, the Company experienced an increase in gross margin dollars from the new embroidery machine category which contributed to the increase in gross margins by $0.7 million, an increase in MHM screenprinting machine category of $0.6 million resulting from an increase of $3.0 million in sales, an increase from the SEIT lasers of $0.3 million resulting from an increase in sales of $0.7 million, and an increase of $0.6 million from the other categories resulting in a total gross margin increase of $2.2 million. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company’s competitors face similar circumstances.

     Operating Expenses. For calendar year 2007, overall operating expenses increased $1.5 million or 9.2%, from $16.3 million in calendar 2006 to $17.8 million for calendar year 2007. Selling, general and administrative expenses associated with the Company’s ongoing operations increased $2.9 million or 18.9% to $18.2 million for calendar 2007 from $15.3 million for calendar 2006. The increase in selling, general and administrative expenses is partially related to including eleven months of expenses in calendar 2006 as compared to including twelve months of expenses in calendar 2007. Additional increases are attributable to hiring of additional sales and technical service personnel, additional options issued which increased FAS-123R compensation expense in the current year and additional professional fees. Included in calendar 2007 and calendar 2006 were approximately $0.9 and $1.0 million in bonus costs respectively. Included in operating expenses for 2007 is the recognition of $450,000 in income associated with the settlement agreement with SSE (See Note 6 to the Consolidated Financial Statements). Included in operating expenses for calendar 2006 is the recognition of $128,000 in deferred gain associated with the termination of the lease on the Company’s former corporate headquarters (See Note 8 to the Consolidated Financial Statements) and a charge of $1.0 million to fully reserve against the SSE note receivable.

     Interest Expense. Interest expense for calendar year 2007 was $12,000 as compared to $61,000 for calendar year 2006. Interest expense for 2007 is related to financing costs and for 2006 is primarily associated with the sale/leaseback transaction of the corporate headquarters which was terminated in February 2006.

     Other (Income) Expense. Other income for calendar 2007 was $357,000 of other income as compared to $289,000 in calendar 2006. In calendar 2007 this was attributable to interest income and in calendar 2006 included $246,000 in interest income and $43,000 in other expense.

     Income Tax Provision. The income tax provision reflects an effective tax rate of 7.1% for calendar year 2007 as compared to an effective tax rate of 3.9% for calendar 2006. The difference of the above rates to the federal statutory rate are a result of adjustments for state income taxes and permanent differences offset by the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

     Net Income. The net income for calendar year 2007 was $2.1 million, an increase of $0.8 million or 53.8% from $1.3 million in calendar 2006.

Calendar Year 2006 (11 Months) as Compared to Fiscal Year 2006 (12 Months)

     Net sales. Net sales for calendar year 2006 were $49.9 million, a decrease of $1.2 million, or 2.3% compared to $51.1 million for fiscal year 2006. The Company believes that the decrease in sales volume for calendar year 2006 (eleven months) is mainly attributable to only including eleven months of sales as compared to the prior year which included twelve months of sales. There are no major customers who exceed 10% of revenues in either period.

     Cost of sales. For calendar year 2006, cost of sales decreased $1.6 million or 4.7%, to $32.4 million from $34.0 million for fiscal year 2006. The decrease was directly a result of only including eleven months of cost of sales in calendar year 2006 versus including twelve months of cost of sales in fiscal 2006. Included in cost of sales for calendar year 2006 was a currency gain of $0.01 million and in fiscal 2006 a currency gain of $0.5 million. The Company's gross margin increased for calendar year 2006 to 35.1%, as compared to 33.5% for fiscal year 2006. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company’s competitors face similar circumstances.

     Operating Expenses. For calendar year 2006, overall operating expenses decreased $0.7 million or 4.1%, to $16.3 million from $17.0 million for fiscal year 2006. Selling, general and administrative expenses associated with the Company’s ongoing operations decreased $0.9 million or 5.6% primarily related to inclusion of only eleven months of expenses in calendar 2006 as compared to including twelve months of expenses in fiscal 2006. Included in Calendar 2006 were approximately $1.0 million in bonus costs and $1.0 million relating to the reserve against the SSE note receivable. Included in overall operating expenses for fiscal 2006 is $147,000 of restructuring costs related to severance and $1.0 million in bonus costs, and $605,000 of transaction costs associated with the termination of the merger between SSE and Hirsch (See Note 6 to the Consolidated Financial Statements).

     Interest Expense. Interest expense for calendar year 2006 was $61,000 as compared to $166,000 for fiscal year 2006. Interest expense is primarily associated with the sale/leaseback transaction of the corporate headquarters. The lease was terminated in February 2006.

     Other (Income) Expense. Other income for calendar year 2006 was $289,000 versus other income of $152,000 for fiscal 2006. In calendar year 2006, other income included $246,000 in interest income and $43,000 in other expense. In fiscal 2006, other income included $63,000 in interest income and $89,000 of other income.

     Income Tax Provision. The income tax provision reflects an effective tax rate of 3.8% for calendar year 2006 as compared to an effective tax rate of 36.8% for fiscal 2006. The difference of the above rates to the federal statutory rate are adjustments for state income taxes and permanent differences offset by the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

     Net Income. The net income for calendar year 2006 was $1.3 million, an increase of $0.8 million, compared to net income of $0.5 million for fiscal year 2006.

Liquidity and Capital Resources

     The Company’s working capital increased $3.3 million or 21.7% to $19.0 million at December 31, 2007 from $15.7 million at December 31, 2006. This increase was primarily the result of improved operating results, reduction in accounts payable and accrued expenses and the increase in additional paid in capital resulting from the exercise of stock options and warrants.

     During calendar 2007, the Company’s cash decreased $0.1 million or 0.7% to $14.4 million from $14.5 million at December 31, 2006. Cash used in operating activities in calendar 2007 was $0.8 million. Of the $0.8 million used in operating activities, $2.3 million resulted from the restricting of cash used to collateralize a standby letter of credit and $1.6 million was used in other operating activities including the paydown of accounts payable. Although net inventory remain unchanged at $5.7 million at December 31, 2007 and December 31, 2006, the inventory reserve decreased $0.3 million due to sales of older inventory thus requiring a lower reserve. Cash used in operating activities was primarily offset by net income of $2.1 million in calendar 2007. Cash provided by investing activities consisted of capital expenditures of $0.4 million offset by settlement proceeds of $0.4 million. Cash provided by financing activities was $0.7 million of which $0.5 million was the collection of the officers loan receivable and $0.2 million was the exercise of stock option and other finance activities.

Revolving Credit Facility and Borrowings

     The Company does not currently have a credit facility as it believes it has sufficient cash to fund current working capital needs. The Company, at this time, does intend to enter into a new banking agreement.

Future Capital Requirements

     The Company believes its existing cash and funds generated from operations will be sufficient to meet its working capital requirements. Capital expenditures are expected to be immaterial.

Contractual Obligations

     The following table shows the Company's contractual obligations and commitments (See Note 13 to the Consolidated Financial Statements).

Payments due by period (in thousands)
		Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations/Commitments	Total

Operating lease obligations	$1,426	$ 521	$760	$145	$ -
Purchase commitments	$1,000	1,000	-	-	-

Total	$2,426	$1,521	$760	$145	$ -

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

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements –

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS

No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will effect the accounting for future acquisitions, if any.

     In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material impact on our results of operations or our financial position.

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

     The Company may from time to time enter into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company did not enter into any forward contracts during calendar 2007. The Company makes purchases in Japanese Yen and European Union Euros.

     The Company does not use interest rate derivatives to protect its exposure to interest rate market movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information contained in pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     As of February 1, 2008, Ms. Eichel entered into a two year employment agreement, the terms of which are described in the Compensation Discussion and Analysis. The description of Ms. Eichel’s employment agreement contained in the Compensation Discussion and Analysis is hereby incorporated by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Executive Officers and Directors

     The following table sets forth the names and ages as of March 18, 2008 of the Company's directors and executive officers and the positions they hold with the Company:

Name	Age	Position
Henry Arnberg	65	Chairman of the Board of Directors

Paul Gallagher	58	Chief Executive Officer, President, Chief Operating Officer and Director

Marvin Broitman	69	Director

Mary Ann Domuracki	53	Director

Christopher J. Davino	42	Director

Beverly Eichel	50	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary

Kristof Janowski	55	Executive Vice President, Sales and Marketing

Nicholas Paccione	53	Vice President, Operations

     Henry Arnberg, has held the position of Chairman of the Board of the Board of Directors since 1980 and served as President of the Company until December 1998 and its Chief Executive Officer until November 2004. From December 1, 2004 through November 30, 2007 Mr. Arnberg was a consultant to the Company. Mr. Arnberg received a Bachelor of Science in Accounting from the University of Bridgeport in 1965 and an MBA in Finance and Management from the Adelphi University in 1971.

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

     Mary Ann Domuracki has served as a director of the Company since September 2001, and is a managing Director of Restructuring at Financo, Inc. (an investment banking firm) since September 2001. Ms. Domuracki has more than 25 years experience of accounting, advisory and operating management services. Her industry experience includes, senior management positions as President of Danskin, Inc., Executive Vice President of Administration and Finance of Kasper A.S.L., and most recently, Executive Vice President and Chief Financial Officer of Pegasus Apparel Group, Inc. Ms. Domuracki is a CPA and a member of the American Institute of Certified Public Accountants (“AICPA”), and has a Bachelor of Business Administration from Pennsylvania State University with a concentration in Accounting. Ms. Domuracki serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

     Christopher Davino currently is the business leader of XRoads Solutions Group (a corporate restructuring management consulting company) in their corporate rescue practice. He has served as a director of the Company since October 2004. Since early 2006, Mr. Davino has been President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services to companies including capital raising and mergers and acquisitions. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail logistics company. Prior to that position, Mr. Davino worked as a restructuring professional at Wasserstein and Perella and Zolfo Cooper. Mr. Davino is a seasoned restructuring professional having provided strategic and financial advice to Fortune 500 companies, financial sponsors and strategic buyers, commercial banks and bondholders with respect to corporate restructurings and mergers and acquisitions over the last 14 years. Mr. Davino received his Bachelor of Science in Finance from Lehigh University.

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

     Kristof Janowski has worked for the Company since 1987. From 1987 through 1994 he was sales manager for the Midwest Region. In October 1994, he was promoted to Vice President of Midwest sales. In 1999, he was promoted to Vice President of National Sales and most recently Mr. Janowski was promoted to Executive Vice President – Sales effective March 1, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities collectively, the “Reporting Persons” to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company’s review of the copies of such forms received by it during the calendar year ended December 31, 2007, the Company believes that the Reporting Persons complied with all filing requirement applicable to them.

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

Executive Compensation Components

     The Company has entered into employment agreements with its President and Chief Executive Officer and its Executive Vice President - Finance, Chief Financial Officer and Secretary. These employment contracts cover the key elements of the Company's executive compensation package, which consist of base salary and short-term and long-term incentives, and cover severance and termination benefits. These employment agreements and the Company's policies with respect to each of the key elements of its executive compensation package are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee also considers and reviews the full compensation package afforded by the Company to its executive officers, including insurance and other benefits. The Compensation Committee makes its determinations after receiving and considering the recommendations of the Company's Chief Executive Officer as to the compensation of each of the other executive offices and key employees. Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and shareholders. Likewise, the Company provides cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward performance for specific short-term goals or in the discretion of the Compensation Committee. The Company provides equity compensation to reward performance for objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of Hirsch and its shareholders.

     Base Salary

     Base salary for the Company's executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

     Mr. Gallagher and Ms. Eichel are entitled to minimum base salaries set forth in their employment agreements (See “Employment Agreements”). The base salaries for Mr. Gallagher was $375,000 and for Ms. Eichel $290,000 for 2007. The base salaries for Messrs. Janowski and Paccione were set at $290,000 and $200,000, respectively. Mr. Gallagher determined these base salaries by reviewing their previous compensation and performance. Mr. Arnberg’s salary was set by his consulting agreement.

     For the year ending December 31, 2008, Mr. Gallagher and Ms. Eichel’s base salaries are set by their employment or consulting agreements. Messrs. Janowski and Paccione were set by Mr. Gallagher reviewing their previous compensation and their performance for 2007.

The following are the salaries for the calendar year ending December 31, 2008:

Executive Officer	Base Salary
Paul Gallagher	$400,000
Beverly Eichel	$300,000
Kristof Janowski	$300,000
Nicholas Paccione	$200,000

     Short-Term Incentives

     Short-term incentives are paid primarily to recognize specific operating performance achieved within the last fiscal year. Since such incentive payments are related to a specific year's performance, the Committee understands and accepts that such payments may vary considerably from one year to the next. The Company's bonus program generally ties executive compensation directly back to the annual performance of the Company overall. Those executives not signatory to an employment agreement are able to earn a percentage of their base salary, which was approved by the Compensation Committee as a performance-related bonus. Where there is an employment agreement, an executive may earn a percentage of their base salary set forth in the executive’s employment agreement, pursuant to the Company’s annual incentive program, as a performance-related bonus.

     The annual incentive plan is derived by the Compensation Committee using the fiscal budget plan approved by the Board of Directors. The incentive targets are set using three thresholds. At the minimum level, pre-tax income was set at eighty percent of the target level or $1,427,000. The target level was the budgeted pre-tax income of $1,963,000. The maximum level was set at one hundred fifty percent of the target budget amount for pre-tax income of $3,293,000. There was no discretionary bonus awarded during the period ended December 31, 2007.

     Calendar 2007 Bonuses

For calendar 2007, the annual non-equity incentive based compensation was based upon achievement of predetermined targets relating to corporate financial performance as noted in the immediately preceding paragraph. Maximum ranges for bonuses for calendar 2007 for the executive officers listed below were as follows:

Executive Officer	Percentage of Base Salary
Henry Arnberg	20% - 40%
Paul Gallagher	50% - 100%
Beverly Eichel	35% - 70%
Kristof Janowski	35% - 70%
Nicholas Paccione	5% - 10%

For each of the executive officers named above, the specific targets were exceeded and the maximum bonus was earned.

     Long-Term Incentives

     The Stock Option Committee of the Board of Directors has the responsibility of administering the Company’s stock incentive plans and is therefore responsible for authorizing all grants of options. The Company maintains two active stock option plans, the 2003 Stock Option Plan and 2004 Non-employee Director Stock Option Plan, pursuant to which options to purchase an aggregate of 1,170,000 shares of Class A Common Stock remained available to be granted as of December 31, 2007. In addition, certain options granted pursuant to the Company’s expired 1994 Non-Employee Director Stock Option Plan remained outstanding as of such date. In order to align long-term executive compensation with long-term stockholder value improvements, the Stock Option Committee has from time to time awarded stock option grants to executives of the Company in recognition of the value of these grants in motivating long-term strategic decision making. The Company’s long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company’s Class A Common Stock price. In determining annual stock option or restricted stock grants to executive officers, the Stock Option Committee, along with executive management, bases its decision on the individual's performance and potential to improve stockholder value.

     The Stock Option Committee considers the recommendations of the Chief Executive Officer in granting awards to executive officers and certain employees other than the Chief Executive Officer. The Chief Financial Officer assists the Chief Executive Officer in this process by preparing a list of eligible employees and recommends awards for all eligible employees other than her. Consideration is given to each individual’s employment standing and those employees subject to possible termination are not deemed to be eligible. Recommended amounts are based on previous grants, the amount of awards remaining available for issuance under the 2003 Stock Option Plan and the expected number of future years during which the awards available for issuance under the 2003 Stock Option Plan will be issued. The Chief Financial Officer is responsible, under the direction of the Stock Option Committee, for the day-to-day administration of the outstanding awards and the related recordkeeping.

     During the calendar year ended December 31, 2006, and 2007 625,000 options (of which 425,000 was pursuant to employment agreements) and 75,000 options, respectively, were granted to the Company’s senior executives.

     Timing of Grants. Awards have historically been granted to executive officers and eligible full-time employees once per year. The Stock Option Committee has typically met annually within the first 120 days after the start of the new fiscal year and approved the annual grant of options (if given). In 2007, the Board of Directors and Stock Option Committee kept its historical practice of granting annual awards to directors, executive officers and eligible full-time employees under the 2003 Stock Option Plan. No additional awards, other than the 75,000 option grant discussed above was granted in calendar year 2007.

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

     Pricing of Grants. Options granted under the 2003 Stock Option Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of the grant.

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

     Retirement Benefits

     Each of the Company’s executive officers is entitled to participate in the Company’s defined contribution 401K plan on the same basis as all other eligible employees. Under the terms of the 401K plan, as prescribed by the Internal Revenue Service, the contribution of any participating employee is limited to the lesser of a maximum percentage of annual pay or a maximum dollar amount ($15,500 for 2007). Our executive officers are subject to these limitations and therefore the Company does not consider its retirement benefits to be a material portion of the compensation program for our executive officers.

Change of Control/Severance Benefits

     Each of Mr. Gallagher and Ms. Eichel has employment agreements (see “Employment Agreements” below for a description of change of control benefits).

If a change of control occurred on December 31, 2007, the following compensation would be due:

Paul Gallagher	$400,000
Beverly Eichel	$290,000

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

     The Agreement also provides for severance payments to be paid to Mr. Gallagher should his employment be terminated (a) prior to the expiration of its term due to Mr. Gallagher’s death or disability; or (b) prior to or concurrent with the expiration of the term, if the Company fails to offer Mr. Gallagher employment with the Company as its Chief Executive Officer or Chief Operating Officer at substantially the same level of base salary, employee benefits and bonus compensation as set forth in the Agreement. On the triggering of the severance payment obligation, the Company shall pay Mr. Gallagher his regular base salary for a period of six months following the occurrence of such event during which period, Mr. Gallagher would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company. In addition, the Company is required to pay Mr. Gallagher a pro rata portion of the amount, if any, he would have been entitled to receive under the Incentive Plan established for senior executive officers. In the event the Company terminates Mr. Gallagher’s Employment without “cause” (as defined in the Agreement), reduces his compensation, benefits or responsibilities or commits any other material breach of the provisions of the Agreement and fails to cure or remedy such breach within thirty (30) days following receipt of written notice thereof, the Company is required to continue payment of Mr. Gallagher’s base salary for a period of twelve (12) months, or if shorter, for a period from the date of termination through and including the month of March, 2010 during which period, Mr. Gallagher would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company.

     Under Mr. Gallagher’s agreement there is a change of control provision pursuant to which Mr. Gallagher would be entitled to receive an amount equal to his base salary for a period of one year following the termination of employment within six (6) months of the change of control or his resignation for “good reason” following a change in control during such period. In such an event, Mr. Gallagher is entitled to receive an amount equal to his base salary payable over the succeeding twelve (12) months in equal installments. In addition, Mr. Gallagher would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company. The aforementioned employee benefits shall terminate when Mr. Gallagher obtains employment with another employer during the severance period, and become eligible for coverage under a substantially similar plan provided by the new employer.

     Mr. Gallagher was or will be granted options (the “Options”) to purchase up to 525,000 shares (375,000 shares granted in 2006, 75,000 shares granted in 2007 and 75,000 shares to be granted in 2008) of the Company’s Class A Common Stock pursuant to the Company’s 2003 Stock Option Plan. In 2006, 300,000 options were granted at an exercise price of $2.12 per share and vest as follows:

  100,000 Options vested on the date immediately following the period that the closing price of the Class A Common Stock remained at or above $2.50 for at least twenty consecutive trading days which was April 16, 2007;

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

     In 2006, Mr. Gallagher was also granted Options to purchase an additional 75,000 shares of Class A Common Stock at an exercise price of $2.12 per share. The Company issued options to purchase 75,000 shares of Class A Common Stock on September 11, 2007 (which were granted at $2.34, the closing price on the Nasdaq Global Market on such date) and Options to purchase 75,000 shares of the Class A Common Stock will be granted on September 11, 2008 at a strike price equal to the closing price of the Company’s Class A Common Stock on each of those dates. These options will vest in three equal annual installments of 33 1/3 percent each of the first, second, and third anniversary of the date of grant.

     Finally, any unvested stock options held by Mr. Gallagher at the time of termination in connection with a change of control shall become immediately vested and exercisable.

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

     The Agreement also provides for severance payments to be paid to Ms. Eichel should her employment be terminated (a) prior to the expiration of its term due to Ms. Eichel’s death or disability; or (b) prior to or concurrent with the expiration of the term, if the Company fails to offer Ms. Eichel employment with the Company as its Chief Financial Officer at substantially the same level of base salary, employee benefits and bonus compensation as set forth in the Agreement. On the triggering of the severance payment obligation, the Company shall pay Ms. Eichel her regular base salary for a period of six (6) months following the occurrence of such event during which period, Ms. Eichel would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company. In addition, the Company is required to pay Ms. Eichel a pro rata portion of the amount, if any, she would have been entitled to receive under the Incentive Plan established for senior executive officers. In the event the Company terminates Ms. Eichel’s Employment without “cause” (as defined in the Agreement), reduces her compensation, benefits or responsibilities or commits any other material breach of the provisions of the Agreement and fails to cure or remedy such breach within thirty (30) days following receipt of written notice thereof, the Company is required to continue payment of Ms. Eichel’s base salary for a period of six (6) months during which period, Ms. Eichel would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company.

     Under Ms. Eichel’s employment agreement there is a change of control provision pursuant to which Ms. Eichel would be entitled to receive an amount equal to her base salary for a period of one year following the termination of employment within six (6) months of the change of control, or her resignation for “good reason” following a change of control during such period. In such an event, Ms. Eichel is entitled to receive an amount equal to her base salary payable over the succeeding twelve (12) months in equal installments. Additionally, Ms. Eichel would also be entitled to receive any and all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company in which she participated prior to the date of termination. The aforementioned employee benefits shall terminate when and if Ms. Eichel obtains new employment and becomes eligible for coverage under the new employers benefit plans.

     Finally, any unvested stock options held by Ms. Eichel at the time of termination in connection with a change of control shall become immediately vested and exercisable.

     As of February 1, 2008, Ms. Eichel entered into a two-year employment agreement to serve as the Company’s Executive Vice-President-Finance and Administration, Chief Financial Officer and Secretary.

     Ms. Eichel’s employment agreement provides for the payment of an annual salary of $300,000 during the first year of the agreement, and $315,000 during the second year of the agreement. The agreement also entitles Ms. Eichel to participate in and receive a bonus under the Company’s Incentive Plan, with a possible maximum bonus of 70% of Ms. Eichel’s annual base salary. In addition, Ms. Eichel’s employment agreement provides for the reimbursement of business expenses including an automobile and cellular phone allowance, the provision of health insurance and related benefits.

     The Agreement also provides for severance payments to be paid to Ms. Eichel should her employment be terminated (a) prior to the expiration of its term due to Ms. Eichel’s death or disability; or (b) prior to or concurrent with the expiration of the term, if the Company fails to offer Ms. Eichel employment with the Company as its Chief Financial Officer at substantially the same level of base salary, employee benefits and bonus compensation as set forth in the Agreement. On the triggering of the severance payment obligation, the Company shall pay Ms. Eichel her regular base salary for a period of six (6) months following the occurrence of such event during which period, Ms. Eichel would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company. In addition, the Company is required to pay Ms. Eichel a pro rata portion of the amount, if any, she would have been entitled to receive under the Incentive Plan established for senior executive officers. In the event the Company terminates Ms. Eichel’s Employment without “cause” (as defined in the Agreement), reduces her compensation, benefits or responsibilities or commits any other material breach of the provisions of the Agreement and fails to cure or remedy such breach within thirty (30) days following receipt of written notice thereof, the Company is required to continue payment of Ms. Eichel’s base salary for a period of six (6) months during which period, Ms. Eichel would be entitled to receive all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company.

     Under Ms. Eichel’s employment agreement there is a change of control provision pursuant to which Ms. Eichel would be entitled to receive an amount equal to her base salary for a period of one year following the termination of employment within six (6) months of the change of control, or her resignation for “good reason” following a change of control during such period. In such an event, Ms. Eichel is entitled to receive an amount equal to her base salary payable over the succeeding twelve (12) months in equal installments. Additionally, Ms. Eichel would also be entitled to receive any and all health and dental, disability, survivor income and life insurance plan or other benefit plan maintained by the Company in which she participated prior to the date of termination. The aforementioned employee benefits shall terminate when and if Ms. Eichel obtains new employment and becomes eligible for coverage under the new employers benefit plans.

     Finally, any unvested stock options held by Ms. Eichel at the time of termination in connection with a change of control shall become immediately vested and exercisable.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Form 10-K. The Compensation Committee adopted a written Compensation Committee Charter.

COMPENSATION COMMITTEE:

Marvin Broitman (Chairperson)
Mary Ann Domuracki
Christopher J. Davino

SUMMARY COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2007

     The following table sets forth compensation earned during the calendar year ended December 31, 2007 by the Company’s Chief Executive Officer, Chief Financial Officer and by the three most highly paid Executive Officers whose total compensation for such periods exceeded $100,000 (the “Named Executives”):

				Non-Equity Incentive Plan Compensation ($) (2)

			Option Awards ($) (1)		All Other Compensation ($)	Total Compensation ($)
		Salary ($)
Name and Principal Position	Year
Henry Arnberg	2007	$150,000	-	$44,000	-	$194,000
Chairman of the Board of	2006	$138,000	-	$60,000	-	$198,000
Directors

Paul Gallagher	2007	$382,000	$363,942	$319,000	$20,000 (3)	$1,084,942
Chief Executive Officer	2006	$328,000	$190,736	$375,000	-	$893,736

Beverly Eichel	2007	$289,000	$84,658	$162,000	-	$535,658
Executive VP-Finance,
Chief Financial Officer	2006	$252,000	$25,271	$192,500	-	$469,771
and Secretary

Kristof Janowski	2007	$289,000	$86,225	$162,000	-	$537,225
Executive Vice President –	2006	$252,000	$28,673	$192,500	-	$473,175
Sales

Nicholas Paccione	2007	$199,000	$43,896	$16,000	-	$258,896
Vice President -	2006	$172,000	$16,259	$93,750	-	$282,009
Operations

1 Represents the compensation costs of stock options for financial reporting purposes under FAS 123R, rather than an amount paid or realized by the Named Executive Officer. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect to the assumptions used in the calculation of these amounts is included in Note 2m to the Company’s consolidated financial statements for the year ended December 31, 2007 and the eleven months ended December 31, 2006.

2 The amounts shown reflect cash awards to the Named Executives under the Incentive Plan, which is discussed in further detail under the heading “Short-Term Incentives”. These amounts were earned in calendar 2007, but paid in calendar 2008, and earned in calendar 2006, but paid in calendar 2007.

3 Represents the cost to the Company of Mr. Gallagher’s use of a company car.

GRANTS OF PLAN BASED AWARDS FOR THE YEAR ENDED DECEMBER 31, 2007

The following table sets forth the individual grants of stock options and non-equity incentive awards made during the year ended December 31, 2007 by the Company’s Chairman of the Board and the Named Executives. There can be no assurance that the Grant Date Fair Value of Option Awards will ever be realized. The amount of these awards that were expensed are shown in the Summary Compensation Table above.

Grants of Plan – Based Awards for Calendar Year Ended December 31, 2007

Name	Grant Date	(1) Estimated Future Payout Under Non-Equity Incentive Plan Awards			(2) All other Option Awards – Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock Option Awards ($) (3)

		(a) Threshold ($)	(b) Target ($)	(c) Maximum ($)
Henry Arnberg	8/17/07	$13,750	$27,500	$55,000	-	-	-

Paul Gallagher	8/17/07	$100,000	$200,000	$400,000	-	-	-
	9/11/07	-	-	-	75,000 (4)	$2.34	$175,500

Beverly Eichel	8/17/07	$50,750	$101,500	$203,000	-	-

Kristof Janowski	8/17/07	$50,750	$101,500	$203,000	-	-	-

Nicholas Paccione	8/17/07	$5,000	$10,000	$20,000	-	-	-

(1) The amounts shown in column (a) reflect the minimum payment level under the Company’s Incentive Plan which is 50% of the target amount shown in (b). The amount shown in column (c) is 200% of such target amount. These amounts are based on the individual’s current salary and position.

(2) The amounts shown reflect the number of shares of stock underlying options granted to each Named Executive.

(3) More information with respect to the assumptions used in the calculations of these amounts are included in Note 2m to the Company’s Consolidated Financial Statements for the year ended December 31, 2007 included in this Form 10-K.

(4) These options were awarded pursuant to the terms of Mr. Gallagher’s employment agreement, as described further under the heading “Employment Agreements”.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Paul Gallagher	150,000	-	-	$1.12	12/01/09
	100,000	-	-	$1.34	01/27/11
	-	200,000 (1)	-	$1.20	02/24/11
	25,000	50,000 (1)	-	$2.12	10/04/11
	-	300,000 (2)	-	$2.12	10/04/11

Beverly Eichel	40,000	-	-	$1.12	12/01/09
	50,000	-	-	$1.34	01/27/11
	-	50,000 (1)	-	$1.20	02/24/11
	-	100,000 (2)	-	$2.12	11/20/11

Kris Janowski	6,667	13,333 (1)	-	$0.97	04/01/09
	-	50,000 (1)	-	$1.20	02/24/11
	-	100,000 (2)	-	$2.12	11/20/11

Nick Paccione	6,667	13,333 (1)	-	$0.97	04/1/09
	-	25,000 (1)	-	$1.20	02/24/11
	-	50,000 (2)	-	$2.12	11/20/11

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

OPTION EXERCISES AND STOCK VESTED FOR THE YEAR ENDED DECEMBER 31, 2007

	Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Paul Gallagher	300,000	$81,000

Beverly Eichel	218,000	$71,360

Kris Janowski	41,000	$11,000

Nick Paccione	20,000	$17,000

TERMINATION PAYMENTS (WITHOUT A CHANGE IN CONTROL)

The table below includes a description and the estimated payments and benefits that would be provided by us to each of the named executive officers under each employment agreement assuming that a termination circumstance occurred as of December 31, 2007:

Estimated Amount of Termination Payments to:

Type of Payment	Termination Event	Henry Arnberg	Paul Gallagher	Beverly Eichel	Kristof Janowski	Nicholas Paccione

Base Salary for a period of six months	Termination for death, disability, or Company fails to renew employment agreement	None	$187,500 (1)	$145,000 (1)	None	None
			$10,500 (3)	$5,500 (3)

Base Salary for a period of time	Termination without cause	None	$375,000 (2)	$145,000 (1)	$150,000 (1)	$100,000 (1)
			$21,000 (5)	$5,500 (3)

Pro rata portion of bonus	Termination for death or disability and termination without cause	None	$319,000 (4)	$162,000 (4)	None	None

(1) Payable in monthly installments for six months (not lump sum).

(2) Payable in monthly installments for twelve months (not lump sum).

(3) This represents the estimated value of medical, disability and life insurance for six months.

(4) Reflects actual bonus earned as termination is deemed to have occurred on the last business day of the year.

(5) This represents the estimated value of medical, disability and life insurance for twelve months.

Payments of salary and pro-rata bonus will be suspended if either Mr. Gallagher or Ms. Eichel violates their non-disclosure, non-compete and non-solicitation obligations under their respective agreements.

CHANGE IN CONTROL PAYMENTS

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements related to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment with cause, or the executive resigned for good reason within six (6) months following a “change in control” of our Company that (by assumption) occurred on December 31, 2007.

			Value of Accelerated Vesting of Equity Awards ($) (3)
		Continuation of Medical Benefits (Present Value) ($) (2)		Total Termination Benefits ($)

	Cash Severance Payment (1)

Paul Gallagher	$400,000	$21,000	$10,000	$431,000

Beverly Eichel	$290,000	$11,000	$6,000	$307,000

(1) Payable monthly for twelve months.

(2) This represents payments of medical, disability and life insurance for twelve months.

(3) This amount represents the unrealized value of the unvested portion of the respective named officer’s restricted stock based upon the closing price of our common stock on December 31, 2007.

Pursuant to Mr. Gallagher’s and Ms. Eichel’s employment agreement, a change of control is deemed to occur following any of the below events:

  a sale of substantially all of the assets of the Company to an entity that is not controlled by the Company or by any persons or entities that immediately preceding such event owned, directly or indirectly, individually or in combination, 25% or more of the voting stock of the Company;
  the complete liquidation of the Company;
  the merger, reorganization or consolidation of the Company with or into one or more entities, the result of which is that the Company shall cease to exist as an independent entity, unless the surviving entity is controlled by the Company or by any persons or entities that immediately preceding such event owned, directly or indirectly individually or in combination, 25% or more of the voting stock of the Company;
  a change in the actual or beneficial ownership of the Company’s stock so that Mr. Henry Arnberg no longer possesses sufficient voting power, directly or indirectly, to elect a majority of its Board of Directors (applicable to Ms. Eichel only); or
  a change in the membership of the Board of Directors of the Company during the term of the employment agreements, as a result of which the persons who were directors at the beginning of the term covered by the employment agreement shall cease to constitute a least a majority of the Board, unless the election of each director who was not a director at the beginning of the employment agreement shall have been approved in advance by at least a majority of the directors then in office who were directors on such date.

“Good cause” is deemed to occur if any of the following occur:

  There is a significant reduction in the nature or scope of Mr. Gallagher’s or Ms. Eichel’s authority;
  There is a reduction in Mr. Gallagher’s or Ms. Eichel’s base salary; or
  There is a change in the actual or beneficial ownership of the Company’s stock so that Mr. Henry Arnberg no longer possesses sufficient voting power, directly or indirectly, to elect a majority of its Board of Directors.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2007

The table below summarizes the compensation paid by the Company to non-employee Directors for the eleven months ended December 31, 2007.

	Fees Earned or Paid in Cash ($)
		Option Awards (2)/(3) ($)

			Total ($)
Name (1)
Marvin Broitman	$24,750	$12,416	$37,166

Mary Ann Domuracki	$24,750	$12,416	$37,166

Christopher J. Davino	$23,750	$12,411	$37,161

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

(2) Reflects the dollar amount recognized for financial statement reporting purposes for the calendar year ended December 31, 2007 in accordance with FAS123(R) and thus includes the amount from awards granted in and prior to 2007. As of December 31, 2007 each Director has the following number of options outstanding: Marvin Broitman 50,000, Mary Ann Domuracki 50,000, and Christopher J. Davino 40,000.

(3) For the calendar year ended December 31, 2007, in accordance with FAS123R, the grant date fair value of the option awards for Marvin Broitman, Mary Ann Domuracki, Christopher J. Davino was $25,360 for each director.

Director's Compensation

     Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors' fee of $6,000 plus $1,250 for each board or stockholder’s meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company's 2004 Non-Employee Director Stock Option Plan. Under the terms of our 2004 Non-Employee Director Stock Option Plan, each non-employee director receives a grant of 10,000 options upon their appointment to the Board. In addition, each non-employee director receives an automatic grant of 10,000 options on the date of our Annual Meeting of Stockholder’s, the exercise price for all of these options is the closing price on the Nasdaq Global Market on the date of the grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company’s Compensation Committee of the Board of Directors consists of Marvin Broitman, Mary Ann Domuracki and Christopher J. Davino, all of whom are independent outside directors of the Company. No member of the Committee had a relationship requiring disclosure in this Form 10-K under Item 407(e)(4) of SEC Regulation S-K.

Stock Option Plans

     The Company maintains two active stock option plans pursuant to which options to purchase an aggregate of 1,170,000 shares of Class A Common Stock remain available to be granted as of December 31, 2007. In addition, certain options granted pursuant to the Company’s expired 1994 Non-Employee Director Stock Option Plan remained outstanding.

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

     2003 Stock Option Plan. The 2003 Plan, as amended, was adopted by the Board of Directors in May 2003 and was approved by the stockholders of the Company in July 2003 (the “2003 Plan”) and amended on January 25, 2006. The 2003 Plan has an aggregate of 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Code or (ii) non-qualified stock options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company’s Common Stock.

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

      2004 Non-Employee Director Stock Option Plan. The 2004 Plan was adopted by the Board of Directors in August 2004 and approved by the stockholders of the Company in January 2005 (the “2004 Plan”). The 2004 Plan has an aggregate of 148,042 shares of Class A Common Stock reserved for issuance to the Company’s independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan would generally not be transferable during an optionee's lifetime but would be transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of March 10, 2008, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group. Except as otherwise noted, the individual director or executive officer or his or her family had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A Common Stock and Class B common stock outstanding as of March 10, 2008 was 9,073,402 and 400,018 respectively.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class

Henry Arnberg	Class A	913,158	10.1%

	Class B	400,018 (3)	100%

Paul Levine	Class A	1,099,621(4)	12.1%
	Class B	-	-

Paul Gallagher	Class A	1,164,566(8)	12.2%
	Class B	-	-

Marvin Broitman	Class A	95,833(5)	1.1%
	Class B	-	-

Mary Ann Domuracki	Class A	43,333 (6)	*
	Class B	-	-

Christopher Davino	Class A	20,000 (7)	*
	Class B	-	-

Beverly Eichel	Class A	404,666 (9)	4.4%
	Class B	-	-

Kristof Janowski	Class A	103,934 (10)	1.1%
	Class B	-	-

Nicholas Paccione	Class A	58,334 (11)	*
	Class B	-	-

All Executive Officers and Directors as a group (eight persons)	Class A	2,803,824	29.9%
	Class B	400,018	100%

Adam Gross APG Capital, LP APG Capital Partners, LP APG Capital Management, LLC 12 Greenway Plaza, Suite 1100 Houston, Texas 77046	Class A	494,174 (12)	5.5%
	Class B	-	-

*	Less than one percent

(1)	Unless otherwise provided, addresses are c/o Hirsch International Corp., 50 Engineers Road, Hauppauge, New York 11788.

(2)	The Company’s outstanding Common Stock consists of two classes: Class A Common Stock and Class B Common Stock. The Class A Common Stock and the Class B Common Stock are substantially identical except that two-thirds of the directors of the Company will be elected by the holders of the Class B Common Stock, as long as the number of outstanding shares of Class B Common Stock equals or exceeds 400,000 shares. Shares of Class A or Class B Common Stock that an individual or group has a right to acquire within 60 days after March 10, 2008 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the beneficial ownership of shares and the percentage of such individual or group, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of any other person or group shown in the table.

(3)	Includes 400,018 shares of Class B Common Stock held by an estate planning entity for the benefit of Mr.

Arnberg’s children. Mr. Arnberg exercises voting control over these shares

(4)	Includes 100,000 shares of Class A Common Stock owned by trusts created for the benefit of Mr. Levine’s children as to which he disclaims beneficial ownership. Mr. Levine’s address is 2424 N. Federal Highway, Boca Raton, FL 33431.

(5)	Includes options to purchase 12,500, 10,000, 10,000, 10,000 and 3,333 shares of Class A Common Stock at an exercise price of $0.27, $0.92, $1.02, $1.33 and $2.35 per share, respectively.

(6)	Includes options to purchase 10,000, 10,000, 10,000, 10,000 and 3,333 shares of Class A Common Stock at an exercise price of $0.27, $0.92, $1.02, $1.33 and $2.35 per share, respectively.

(7)	Includes options to purchase 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $1.01, $1.33 and $2.35 per share, respectively.

(8)	Includes options to purchase 150,000, 100,000, 66,667, 125,000 and 25,000 shares of Class A Common Stock at an exercise price of $1.12, $1.34, $1.20, $2.12 and $2.34 per share respectively.

(9)	Includes options to purchase 40,000, 50,000 and 33,333 and 33,333 shares of Class A Common Stock at an exercise price of $1.12, $1.34, $1.20 and $2.12 per share respectively.

(10)	Includes options to purchase 13,334, 16,667 and 33,333 shares of Class A Common Stock at an exercise price of $0.97, $1.20 and $2.12 per share, respectively.

(11)	Includes options to purchase 13,334, 8,333 and 16,666 shares of Class A Common Stock at an exercise price of $0.97, $1.20 and $2.12 per share, respectively.

(12)	Based solely upon a Schedule 13-G filed with the Securities and Exchange Commission by the referenced parties on March 13, 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Prior to January 2003, we had advanced approximately $496,000 for premiums on split dollar life insurance for Henry Arnberg, the Company’s Chairman of the Board and Paul Levine, our former Vice-Chairman of the Board. The spouse of each Messrs. Arnberg and Levine are the beneficiaries of these respective policies. These advances are collateralized by the cash surrender value of the policies, which totaled in the aggregate approximately $792,000 at December 31, 2006 for both policies. During 2007, both policies were redeemed and the Company collected $495,000 in full satisfaction of the advances.

     On April 2, 2004, we entered into a 36 month consulting agreement with Paul Levine, former Vice-Chairman of the Board of Directors. Under the agreement, Mr. Levine resigned from the Board of Directors and was relieved of all fiduciary positions or committees. Mr. Levine is no longer an employee of the Company and for the term of the agreement was considered an independent contractor. A monthly fee of $9,166.67 was paid to Mr. Levine, in addition to the cost of medical benefits as provided to executive level employees of the Company, premiums for his disability policy and payments under an automobile lease which expired January 18, 2005. Mr. Levine provided consulting services for up to 4 days per month during the term of the agreement including attendance at trade shows, business development activities, contact with key customer accounts, product assessment and undertaking special projects.

     On December 1, 2004, we entered into a 36 month consultant agreement with Henry Arnberg, Chairman of the Board of Directors which terminated on November 30, 2007. Under the agreement, Mr. Arnberg was no longer an employee of the company, but remained Chairman of the Board of Directors. A monthly fee of $12,500 was paid to Mr. Arnberg in lieu of any other compensation for his service on the Board of Directors. Mr. Arnberg continued to receive medical benefits as provided to the executive level of employees of the Company, premiums for his disability policy and payments under his automobile lease until it expired. Mr. Arnberg provided consulting services for up to 10 days per month during the term of the agreement including attendance at trade shows, contact with key customer accounts, product assessment and undertaking special projects.

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

The following table sets forth the fees paid to BDO Seidman, LLP for professional services for calendar years ended December 31, 2007 and 2006:

	Calendar 2007	Calendar 2006
Audit Fees	$181,500	$178,500
Audit-Related Fees	13,800	22,300
Tax Fees	31,200	31,200

	$226,500	$232,000

     Audit fees include fees billed for (a) the audit of Hirsch International Corp. and its consolidated subsidiaries, (b) the review of quarterly financial information, and (c) attendance at the annual stockholders’ meeting.

     Audit-Related Fees include fees billed for (a) consultation on accounting matters, and (b) consultation on Sarbanes Oxley.

     Tax Fees include fees billed for the preparation of tax returns and consulting on tax examinations and planning matters.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) All Financial statements	Page(s)
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 to F-25
(a)(2) Financial Statement Schedules	S-1 to S-2
(a)(3) Exhibits which are listed on the Exhibit Index below

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
(1)	3.1	Restated Certificate of Incorporation of the Registrant
(2)	3.2	Amended and Restated By-Laws of the Registrant
(3)	4.1	Specimen of Class A Common Stock Certificate
(3)	4.2	Specimen of Class B Common Stock Certificate
(4)	10.1	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc and Tajima America Corp.
(4)	10.2	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc and Tajima America Corp.
(5)	10.3	1993 Stock Option Plan, as amended

(6)	10.4	2003 Stock Option Plan, as amended
(5)	10.5	1994 Non-Employee Director Stock Option Plan, as amended
(7)	10.6	2004 Non-Employee Director Stock Option Plan
(8)	10.7	Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.
(9)	10.8	First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.
(10)	10.9	Lease Agreement dated February 23, 2006 between the Company and 50 Engineers Road H LLC.
(11)	10.10	Employment Agreement for Beverly Eichel, dated as of February 1, 2008
(12)	10.11	Distribution Agreement, dated July 8, 2006, between MHM Siedruckmachinen Gmbh and Hirsch Distribution, Inc.
(12)	10.12	Guaranty of Obligation dated July 25, 2006
(13)	10.13	Employment Agreement for Paul Gallagher, dated November 13, 2006
(14)	14.1	Code of Ethics
	21.1	List of Subsidiaries of the Registrant
	23.1	Independent Registered Public Accounting Firm Consent
	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
		of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
		of 1934.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.
(2)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October, 31, 1997.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618.
(4)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 2004.
(5)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on May 30, 2002.
(6)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on December 21, 2005.
(7)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commissions on August 6, 2004.

(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission March 15, 2001.

(9)	Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended January 31, 2002.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K with the Commission for the fiscal year ended January 28, 2006.

(11)	Filed herewith

(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on August 3, 2006.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on November 16, 2006.

(14)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the Commission for the fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIRSCH INTERNATIONAL CORP.
Registrant

By:	/s/ Paul Gallagher

Paul Gallagher, President
Chief Executive Officer and Chief Operating Officer

Dated: March 27, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Arnberg	Chairman of the Board of Directors	March 27, 2008

Henry Arnberg

/s/ Paul Gallagher	President, Chief Executive Officer (Principal Executive Officer), Chief Operating Officer and Director	March 27, 2008
Paul Gallagher

/s/ Beverly Eichel	Executive VP-Finance and Administration, and Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary	March 27, 2008
Beverly Eichel

/s/ Daniel Vasquez	Corporate Controller	March 27, 2008
Daniel Vasquez

/s/ Marvin Broitman	Director	March 27, 2008
Marvin Broitman

/s/ Mary Ann Domuracki	Director	March 27, 2008
Mary Ann Domuracki

/s/ Christopher J. Davino	Director	March 27, 2008
Christopher J. Davino

INDEX TO FINANCIAL STATEMENTS
HIRSCH INTERNATIONAL CORP.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets as of December 31, 2007 and December 31, 2006	F-3-F-4

Statements of Operations for the year ended
December 31, 2007, the eleven months ended December 31, 2006
and the year ended January 28, 2006	F -5

Statements of Stockholders’ Equity for the year ended
December 31, 2007, the eleven months ended December 31, 2006
and the year ended January 28, 2006	F-6

Statements of Cash Flows for the year ended
December 31, 2007, the eleven months ended December 31, 2006
and the year ended January 28, 2006	F-7

Notes to the Consolidated Financial Statements	F-8-F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hirsch International Corp.
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the year ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the year ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 in the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/ BDO Seidman, LLP

BDO Seidman, LLP Melville, New York March 24, 2008

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	DECEMBER 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,422,000	$14,498,000
Restricted cash (Note 2c)	2,284,000	-
Accounts receivable, net of an allowance for possible losses of $503,000 and $555,000, respectively and a sales return
reserve of $50,000 for both years	5,798,000	5,756,000
Inventories, net (Note 3)	5,725,000	5,710,000
Other current assets	518,000	367,000

Total current assets	28,747,000	26,331,000

PROPERTY, PLANT AND EQUIPMENT, Net (Note 4)	512,000	319,000
OTHER ASSETS (Note 6)	41,000	538,000

TOTAL ASSETS	$29,300,000	$27,188,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2007	DECEMBER 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses (Notes 7, 13d)	$8,842,000	$10,058,000
Capitalized lease obligation – short term (Note 8)	120,000	120,000
Other current liabilities	111,000	20,000
Customer deposits and other	621,000	457,000

Total current liabilities	9,694,000	10,655,000
Other Long term Liabilities – Less current maturities (Note 8)	-	120,000

Total liabilities	9,694,000	10,775,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (Note 10):
Preferred stock, $.01 par value; authorized:
1,000,000 shares; issued: none	-	-
Class A common stock, $.01 par value; authorized: 20,000,000
shares; issued: 10,216,000 and 9,289,000 shares respectively	102,000	93,000
Class B common stock, $.01 par value; authorized: 3,000,000
shares, outstanding: 400,000 shares	4,000	5,000
Additional paid-in capital	43,031,000	41,933,000
Accumulated deficit	(21,534,000)	(23,621,000)

	21,603,000	18,410,000
Less: Treasury Class A Common stock at cost – 1,143,000
shares at December 31, 2007 and December 31, 2006 (Note 11)	1,997,000	1,997,000

Total stockholders’ equity	19,606,000	16,413,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,300,000	$27,188,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Eleven months ended December 31, 2006
	Year Ended December 31, 2007		Year ended January 28, 2006

NET SALES	$52,619,000	$49,912,000	$51,139,000
COST OF SALES (Note 13c,d)	32,940,000	32,416,000	34,033,000

GROSS PROFIT	19,679,000	17,496,000	17,106,000

OPERATING EXPENSES
Selling, general and administrative expenses	18,229,000	15,339,000	16,218,000
Transaction costs/(recovery) (Note 6)	(450,000)	1,000,000	605,000
Restructuring costs	-	-	147,000

Total operating expenses	17,779,000	16,339,000	16,970,000

OPERATING INCOME	1,900,000	1,157,000	136,000

OTHER INCOME (EXPENSE)
Interest expense	(12,000)	(61,000)	(166,000)
Other income (expense) – net	357,000	289,000	152,000

Total other (expense) income	345,000	228,000	(14,000)

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	2,245,000	1,385,000	122,000
INCOME TAX PROVISION (Note 9)	158,000	53,000	32,000

INCOME FROM CONTINUING OPERATIONS	2,087,000	1,332,000	90,000
INCOME FROM DISCONTINUED OPERATIONS – NET (Note 5)	-	-	447,000

NET INCOME	$2,087,000	$1,332,000	$537,000

INCOME PER SHARE:
BASIC:
Income from continuing operations	$0.23	$0.16	$0.01
Income from discontinued operations	-	-	0.05

Net income	$0.23	$0.16	$0.06

DILUTED:
Income from continuing operations	$0.22	$0.14	$0.01
Income from discontinued operations	-	-	0.05

Net income	$0.22	$0.14	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES IN THE
CALCULATION OF INCOME PER SHARE
Basic	9,176,000	8,538,000	8,481,000

Diluted	9,511,000	9,724,000	9,617,000

See notes to consolidated financial statements.

     HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2007, ELEVEN MONTHS ENDED DECEMBER 31, 2006, AND YEAR
ENDED JANUARY 28, 2006

	Class A Common Stock (Note 10)		Class B Common Stock (Note 10)		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock (Note 11)	Total
	Shares	Amount	Shares	Amount

BALANCE,
JANUARY 29, 2005	9,002,000	$90,000	600,000	$6,000	$41,465,000	$(25,489,000)	$(2,017,000)	$14,055,000

Exercise of stock
options & warrants	27,000	--	--	--	6,000	--	--	6,000
Treasury shares
issued for services	--	--	--	--	--	--	20,000	20,000
Transfers	75,000	1,000	(75,000)	(1,000)	--	--	--	--
Net income	--	--	--	--	--	537,000	--	537,000

BALANCE,
JANUARY 28, 2006	9,104,000	91,000	525,000	5,000	41,471,000	(24,952,000)	(1,997,000)	14,618,000
Exercise of stock
options & warrants	185,000	2,000	--	--	118,000	--	--	120,000
Transfers	--	--	--	--	--	--	--	--
Compensation
expense	--	--	--	--	343,000	--		343,000
Net income	--	--	--	--	--	1,332,000	--	1,332,000

BALANCE,
DECEMBER 31,
2006	9,289,000	93,000	525,000	5,000	41,933,000	(23,621,000)	(1,997,000)	16,413,000
Exercise of stock
options & warrants	802,000	8,000	--	--	339,000	--	--	347,000
Transfers	125,000	1,250	(125,000)	(1,250)	--	--	--
Compensation
expense	--	--	--	--	759,000	--	--	759,000
Net income	--	--	--	--	--	2,087,000	--	2,087,000

BALANCE,
DECEMBER 31,
2007	10,216,000	$102,000	400,000	$4,000	$43,031,000	$(21,534,000)	$(1,997,000)	$19,606,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	Year Ended January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,087,000	$1,332,000	$537,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,000	242,000	582,000
Recognized gain on sale of building	-	(20,000)	(119,000)
Gain on lease termination	-	(128,000)	-
Lease termination payments	-	(260,000)	-
Provision for reserves	-	617,000	570,000
Note receivable reserve (Note 6)	-	1,000,000	-
Gain from discontinued operations	-	-	(447,000)
Treasury stock issued for services	-	-	20,000
Stock option expense (Note 2)	759,000	343,000	-
CHANGES IN ASSETS AND LIABILITIES:
Restricted cash	(2,284,000)	511,000	5,140,000
Accounts receivable	(592,000)	(1,002,000)	(65,000)
Net investments of sales type leases	-	-	43,000
Inventories	85,000	(2,024,000)	1,298,000
Other current assets and other assets	(164,000)	152,000	9,000
Accounts payable and accrued expenses	(946,000)	570,000	426,000
Prepaid income taxes and income taxes payable	-	10,000	(6,000)

Net cash (used in) provided by operating activities	(829,000)	1,343,000	7,988,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(419,000)	(131,000)	(49,000)
Proceeds from settlement of notes receivable	450,000	-	-

Investment in Sheridan Square Entertainment, LLC	-	-	(1,000,000)

Net cash provided by (used in) investing activities	31,000	(131,000)	(1,049,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(120,000)	-	(177,000)
Collection of Officers Loan Receivable	495,000	-	-
Exercise of stock options	347,000	120,000	6,000

Net cash provided by (used in) financing activities	722,000	120,000	(171,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76)	1,332,000	6,768,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,498,000	13,166,000	6,398,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,422,000	$14,498,000	13,166,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12,000	$61,000	$569,000

Income taxes paid	$52,000	$43,000	$41,000

See notes to consolidated financial statements.

In 2006, the Company exited its facilities in Hauppauge, New York and wrote off approximately $1.2 million in certain balance sheet items relating to the sale leaseback transaction resulting in a net gain on the transaction of $128,000. The gain was accounted for in operating expenses (see Note 8) to the Consolidated Financial Statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007, ELEVEN MONTHS ENDED DECEMBER 31, 2006 AND YEAR
ENDED JANUARY 28, 2006

     1. BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Hirsch International Corp. (“Hirsch” or the “Company”), HAPL Leasing Co., Inc. (“HAPL” or “HAPL Leasing”) through January 28, 2006 and Hirsch Business Concepts LLC (“HBC”), (collectively, the “Company”).

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

     See Note 5 to the Consolidated Financial Statements for discontinued operations of HAPL and Hometown.

     In April 2006, our Board of Directors approved a change in our fiscal year from a 52/53 week fiscal year ending on the last Saturday in the last month of each quarterly period in the year end January to the period ending December 31 each year. In this report we compare the year ended December 31, 2007 to the eleven month period ended December 31, 2006 because it is not practical to recast the prior year comparative period ended December 31, 2006. For purposes of discussion Calendar year 2006 represents the eleven month period ended December 31, 2006.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

b.	Revenue Recognition – The Company distributes decorated apparel equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company defers recognition of the revenue until such customer’s acceptance of installation has occurred. In calendar years 2007 and 2006 and fiscal year 2006, most sales of new equipment did not require installation as a substantive part of its sales and accordingly; these sales were recorded at the time of shipment.

Service revenues and costs are recognized when services are provided. Sales of software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

c.	Cash Equivalents – Cash equivalents consist of money market accounts with initial maturities of three months or less. As of December 31, 2007 the Company had $2.3 million in restricted cash used to collateralize shipments at 110% of the ¥232,000,000 standby letter of credit opened in April 2007. The Company did not have any restricted cash as of December 31, 2006. On February 23, 2006, the Company terminated its lease for its corporate headquarters and terminated its standby letter of credit which then in turn unrestricted its cash.

d.	Allowance for Doubtful Accounts – The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly and adversely affected.The Company also maintains a sales return allowance for returns that are credited in a subsequent period that related to a prior period.

e.	Inventories – Inventories consisting of machines and parts are stated at the lower of cost or market. Cost for machinery is determined by specific identification and for all other items on a first-in, first- out weighted average basis. Reserves are established to record provisions for slow moving inventories in the period in which it becomes reasonably evident that the product is not salable or the market value is less than cost. Used equipment is valued based on an assessment of age, condition, model type, accessories, capabilities and demand in the used machine market.

f.	Foreign Currency Transactions – Gains and losses from foreign currency transactions are included in cost of sales.

g.	Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Depreciation and amortization are provided on the straight-line or declining balance methods over the following estimated useful lives:

Years
Furniture and fixtures	3-7
Machinery and equipment	3-7
Software	3
Automobiles	3-5
Leasehold improvements	3-20
Property under capital lease	10

h.	Impairment of Long-Lived Assets – The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. In that regard the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

i.	Warranty – The Company has a five-year limited warranty policy for its embroidery machines and a one-year limited warranty for its screenprinting machines. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

j.	Leases – Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred on a straight line basis.

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

The Company adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed or to be claimed in tax returns that do not meet these recognition and measurement standards. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial statements.

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in the Company’s income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2007, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation for tax liabilities are open for tax years ended January 29, 2005, January 28, 2006, December 31, 2006, December 31, 2007 and forward. The Company’s major taxing jurisdictions include the U.S., California and New York.

l.	Income Per Share – Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options of 835,000 were dilutive for the calendar year ended December 31, 2007 and none were not dilutive. Outstanding options and warrants of 1,186,000 were dilutive for the calendar year ended December 31, 2006 and 25,000 outstanding options were not dilutive. Outstanding options and warrants of 1,136,000 were dilutive for the fiscal year ended January 28, 2006 and 160,000 outstanding options were not dilutive. Not included in the calculation of basic and diluted earnings per share were 1,143,000 in treasury shares.

m.	Stock-Based Compensation –

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 which supercedes APB 25 “Accounting for Stock Issued to Employees”. As of January 29, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in calendar 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material.

For the periods ended December 31, 2007 and 2006, the Company recognized $759,000 and $343,000, respectively, of non-cash compensation expense (or $0.08 and $0.04 net income per basic share), included in Selling, General and Administrative expense in the Consolidated Statement of Operations, attributable to stock options granted or vested subsequent to January 28, 2006. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

The following is a summary of the assumptions used for options granted:

	Calendar year ended December 31, 2007	Eleven months ended December 31, 2006	Fiscal year ended January 28, 2006
Risk-free interest rate	4.07% - 4.85%	4.64% - 5.11%	3.72% - 4.45%

Expected dividend yield	0%	0%	0%

Expected term	5 years	5 years	5 years

Expected volatility	63.68%-72.89%	73.03% - 84.76%	70.70% - 78.28%

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

Year Ended January 28, 2006
Net income as reported	$ 537,000
Deduct: Total stock-based employee compensation
expense determined under fair value based method	229,000
Pro-forma net income	$308,000

Earnings per share:
Basic – as reported	$0.06
Basic – pro forma	$0.04

Diluted – as reported	$0.06
Diluted – pro forma	$0.03

n.	Comprehensive Income – Statement of Financial Accounting Standards No. 130. “Reporting Comprehensive Income” (“SFAS 130”) is equivalent to the Company’s net income for calendar years 2007 and 2006 and fiscal year 2006.

o.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

p.	Fair Value of Financial Instruments – Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk, at December 31, 2007 and December 31, 2006, the fair value of the Company’s financial instruments approximated the carrying value.

q.	Recent Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and any adjustments to the purchase price allocation are to be recognized as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will effect the accounting for future acquisitions, if any.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material impact on our results of operations or our financial position.

r.	Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

s.	Shipping and handling expenses – The Company records freight charges to customers in net sales and the cost of the freight in cost of sales. Other freight costs are expensed in operating expenses on the statement of operations. These expenses were approximately; $57,000, $70,000, and $200,000, during the year ended December 31, 2007, the eleven months ended December 31, 2006, and the fiscal year ended January 28, 2006, respectively.

t.	Advertising expenses – The Company expenses advertising as incurred. These expenses were approximately; $305,000, $260,000, and $673,000, during the years ended December 31, 2007, December 31,2006, and the fiscal year ended January 28, 2006, respectively.

     3. INVENTORIES

	December 31,	December 31,

	2007	2006

New machines	$4,823,000	$4,956,000
Used machines	45,000	116,000
Parts and accessories	2,270,000	2,315,000
Less reserve for slow-moving
inventory	(1,413,000)	(1,677,000)

Total	$5,725,000	$5,710,000

     4. PROPERTY, PLANT AND EQUIPMENT

	December 31,

	2007	2006

Software	$806,000	$614,000
Machinery and equipment	988,000	842,000
Furniture and fixtures	345,000	319,000
Automobiles	15,000	15,000
Leasehold improvements	145,000	89,000

Total	2,299,000	1,879,000
Less: Accumulated depreciation and amortization	(1,787,000)	(1,560,000)

Property, plant and equipment, net	$512,000	$319,000

     5. DISCONTINUED OPERATIONS

     In the fourth quarter of fiscal 2006, the Company completed the wind down of the remaining assets of the HAPL Leasing subsidiary’s lease portfolio. In conjunction with the termination of the portfolio, the Company reversed, as part of discontinued operations, $270,000 of reserves that had previously been recorded in fiscal 2002.

Summary operating results of the discontinued operations of HAPL Leasing are as follows (in thousands):

For the Year Ended January 28, 2006
Revenue	$32
Gross profit	32
Income from discontinued operations	$270

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

     6. OTHER ASSETS

	December 31,
	2007	2006

Officers Loans Receivable (1)	$-	$496,000
Other	41,000	42,000

Total other assets	$41,000	$538,000

(1)	Related to split dollar life insurance policy on two officers of the Company. The Company no longer pays the premiums on the policies which are collateralized by the cash surrender value of the policies of $792,000 at December 31, 2006. During 2007, both policies were redeemed and the Company collected $496,000 in full satisfaction of the advances.

(2)	On June 29, 2007 the Company entered into a settlement with Sheridan Square which provided for payment of $450,000 as full settlement, compromise and satisfaction of all claims. In connection with the signing of the agreement, the Company recorded in income from operations and extinguished the SSE
Entertainment, Inc. (“SSE”) note receivable and the related reserve that was recorded at December 31, 2006. On July 2, 2007 the Company received the payment.

     7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007	2006

Other accrued expenses	$ 921,000	$ 1,030,000
Accounts payable	6,405,000	7,367,000
Accrued payroll and bonus costs	903,000	1,098,000
Accrued warranty	613,000	563,000

Total accounts payable and accrued expenses	$ 8,842,000	$10,058,000

The following table details the warranty reserve activity for the calendar year ended December 31, 2007, the eleven months ended December 31, 2006 and the fiscal year ended January 28, 2006.

Warranty Reserve:

	Opening Balance	Additions	Costs Paid	Adjustments	Ending Balance

Calendar Year ended December 31, 2007	$563,000	$159,000	$(109,000)	$ -	$ 613,000

Eleven months ended
December 31, 2006	$ 613,000	$ 72,000	$ (72,000)	$ (50,000)	$ 563,000

Fiscal Year ended January 28,
2006	$ 543,000	$ 188,000	$ -	$ (118,000)	$ 613,000

     8. LONG TERM OBLIGATIONS

	December 31,
	2007	2006

Obligation Under Capital Lease (A)	$120,000	$240,000

Total	120,000	240,000
Less: Current maturities	(120,000)	(120,000)

Long-term maturities	$-	$120,000

(A)	On March 8, 2001, the corporate headquarters facility located at 200 Wireless Boulevard, Hauppauge, New York, was sold and partially leased back from Brandywine Realty Trust (subsequently, M3GH Properties, LLC) in a concurrent transaction.

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

     9. INCOME TAXES

The income tax provision from continuing operations for each of the periods presented herein is as follows:

	December 31,	December 31,	January 28,

	2007	2006	2006

Current:
Federal	$ 38,000	$ 13,000	$ -
State	120,000	40,000	32,000

Total current	158,000	53,000	32,000

Deferred:
Federal	-	-	-
State and foreign	-	-	-

Total deferred:	-	-	-

Total income tax provision	$158,000	$53,000	$32,000

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007		December 31, 2006
	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets (Liabilities)	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets
Accounts receivable	$221,000	-	$168,000	$-
Notes receivable	-	-	399,000	-
Capital loss carryover	220,000	-	-	-
Inventories	607,000	-	706,000	-
Accrued warranty costs	245,000	-	225,000	-
Deferred compensation costs	15,000	-	-	-
Other accrued expenses	20,000	-	24,000	-
Property, Plant and Equipment	-	(44,000)	-	65,000
Purchased technologies and
Goodwill	-	1,080,000	-	1,387,000
Net operating loss	-	10,808,000	-	11,182,000
AMT tax credit		36,000	-	13,000

	1,328,000	11,880,000	1,522,000	12,647,000
Less valuation allowance	(1,328,000)	(11,880,000)	(1,522,000)	(12,647,000)

	$ -	$ -	$ -	$ -

A full valuation allowance for such deferred tax assets has been established at December 31, 2007 and December 31, 2006, since the Company cannot determine the future utilization of those assets.

Net operating loss carry-forwards of $18.4 million for federal and $50.4 million for state expire on various dates through 2024.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company's effective income tax rate is as follows:

	December 31,	Year Ended December 31,	January 28,
	2007	2006	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	5.4	2.9	36.8
Permanent differences	13.4	11.0	41.4
Valuation Allowance	(45.7)	(44.0)	(75.4)

Effective income tax rate	7.1%	3.9%	36.8%

     10. STOCKHOLDERS' EQUITY

a.	Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock, are substantially identical in all respects, except that the holders of Class B Common Stock (one member of the Company’s current management and his affiliates) elect two- thirds of the Company's Board of Directors (as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000), while the holders of Class A Common Stock elect one-third of the Company's Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stock holder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and pre ferences as the Board may determine. Currently, the Company does not have any preferred stock outstanding.

b.	Stock Option Plans - The Company maintains two active stock option plans (2003 and 2004) pursuant to which an aggregate as of December 31, 2007, 1,170,000 shares of Common Stock may be granted. In addition, certain options granted pursuant to the Company’s 1994 Non-Employee Director Stock Option Plan remained outstanding.

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

Stock option transactions during the year ended December 31, 2007, the eleven months ended December 31, 2006 and the year ended January 28, 2006 for the 1993 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding - January 31, 2005	873,000	$0.27-$2.72	$0.40

Options cancelled	(34,000)	$0.27-$2.72	$0.68
Options exercised	(27,000)	$0.99-$1.33	$0.11

Options outstanding - January 29, 2006	812,000	$0.27-$0.95	$0.38
Options cancelled	(2,000)	$0.27	$0.27
Options exercised	(181,000)	$0.27-$0.95	$0.64

Options outstanding – December 31, 2006	629,000	$0.27-$0.95	$0.31
Options cancelled	(31,000)	$0.27	$0.27
Options exercised	(598,000)	$0.27-$0.86	$0.31

Options outstanding – December 31, 2007	0	$0	$0

Options exercisable at December 31, 2007	0	$0	$0

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

Stock option transactions during the year ended December 31, 2007, the eleven months ended December 31, 2006 and the fiscal year ended January 28, 2006 for the Directors' Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price

Options & Warrants outstanding –
January 29, 2005	160,000	$0.27-$0.96	$0.58
Options exercised	-	-	-
Options cancelled	-	-	-

Options & Warrants outstanding –	160,000	$0.27-$0.96	$0.58

January 28, 2006

Options exercised	-	-	-
Options cancelled	-	-	-

Options & Warrants outstanding –
December 31, 2006	160,000	$0.27-$0.96	$0.60
Options exercised	40,000	$0.27-$0.96	-
Options cancelled	-	-	-
Warrants exercised	100,000	$0.50	$0.50

Options outstanding –
December 31, 2007	20,000	$0.92	$0.92

Options exercisable-December 31, 2007	20,000	$0.92	$0.71

Warrants exercisable-December 31, 2007	-	-	-

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

Stock option transactions during the year ended December 31, 2007, eleven months ended December 31, 2006 and fiscal year ended January 28, 2006 for the 2003 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price

Options outstanding – January 29, 2005	190,000	$1.12	$1.12
Options issued	224,000	$0.97-$1.34	$1.23

Options outstanding – January 28, 2006	414,000	$0.97-$1.34	$1.18
Options cancelled	(12,000)	$1.06	$1.06

Options issued	1,168,000	$1.20-$2.12	$1.72

Options exercised	(3,000)	$1.06	$1.06

Options outstanding – December 31, 2006	1,567,000	$0.97-$2.12	$1.59
Options cancelled	(103,000)	$1.06-$4.54	$2.59
Options exercised	(64,000)	$1.06-$1.39	$1.37
Options issued	145,000	$2.15-$4.54	$3.00

Options outstanding – December 31, 2007	1,545,000	$0.97-$2.34	$1.65

Options exercisable at December 31, 2007	765,000	$0.97-$2.34	$1.52

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 550,000 options granted to executives during calendar 2006. For these options, one third vest on the date immediately following the period that the closing price of the Common Stock remains at or above $2.50 for at least twenty consecutive trading days; one third vest commencing on the date occurring after September 11, 2007 immediately following the period that the closing price of the Common Stock remains at or above $3.00 per share for a period of at least twenty (20) consecutive trading days; and the final third vest commencing on the date occurring after September 11, 2008 immediately following the period that the closing price of the Common Stock remains at or above $3.50 per share for a period of at least twenty (20) consecutive trading days thereafter. There are approximately 1,142,000 shares available for future grants under the 2003 Plan.

The 2004 Non-Employee Director Stock Option Plan (the "2004 Plan") The 2004 Plan was adopted by the Board of Directors in August 2004. The 2004 Plan reserves 148,042 shares of Class A Common Stock for issuance to the Company’s independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan, each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company's Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan are generally not transferable during an optionee's lifetime but transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the year ended December 31, 2007, eleven months ended December 31, 2006, and fiscal year ended January 28, 2006 for the 2004 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price

Options outstanding-January 29, 2005	30,000	$1.01-$1.02	$1.02
Options issued	30,000	$1.33	$1.33
Warrants issued	-	-	-
Options cancelled	-	-	-

Options outstanding-January 28, 2006	60,000	$1.01-$1.33	$1.17
Options issued	-	-	-
Warrants issued	-	-	-
Options cancelled	-	-	-

Options outstanding-December 31, 2006	60,000	$1.01-$1.33	$1.17
Options issued	60,000	$2.29-$2.35	$2.32
Warrants issued	-	-	-
Options cancelled	-	-	-

Options outstanding-December 31, 2007	120,000	$1.01-$2.35	$1.75

Options exercisable-December 31, 2007	50,000	$1.01-$1.33	$1.14

There are approximately 28,000 shares available for future grants under the Directors' Plan

c.	Stock Option Transactions.

A summary of option activity under the Plans as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	2,315,000	$1.21	3.1	$2,083,000

Granted	205,000	$2.86

Exercised	(702,000)	$0.42

Forfeited or expired	(134,000)	$2.30

Options outstanding at end of period	1,684,000	$1.65	3.3	$601,000

Options exercisable at end of period	835,000	$1.48	3.0	$392,000

Options available for future grants	1,170,000

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2007, the eleven months ended December 31, 2006 and the fiscal year ended Janaury 28, 2006 was $2.86, $1.72 and $1.24, respectively. The total intrinsic value of options exercised during year ended December 31, 2007, the eleven months ended December 31, 2006 and the fiscal year ended Janaury 28, 2006, was $107,000, $290,000 and $20,000, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007 are presented below:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Nonvested at beginning of period	1,204,000	$ 1.68

Granted	130,000	$ 2.31

Vested	(428,000)	$ 1.68

Forfeited	(57,000)	$ 1.33

Nonvested at end of period	849,000	$ 1.81

     As of December 31, 2007, there was approximately $505,000 of total unrecognized stock-based compensation costs related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three years. The total fair value of shares vested during the year ended December 31, 2007 and the eleven months ended December 31, 2006 was $759,000 and $343,000 respectively.

     11. TREASURY STOCK

     Treasury stock at December 31, 2007 and December 31, 2006 consists of 1,143,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,997,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

     12. PROFIT SHARING PLAN

     Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the "Plan"), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee's annual compensation. The Company elected not to make matching contributions for the year ended December 31, 2007, eleven months ended December 31, 2006 and fiscal year ended January 28, 2006.

     13. COMMITMENTS AND CONTINGENCIES

          a. Minimum Operating Lease Commitments - The Company has non-cancelable operating leases for various automobiles and sales and service locations. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

Calendar Year Ending December 31,

2008	$ 521,000
2009	428,000
2010	332,000
2011	145,000
2012	-

$1,426,000

Rent expense was approximately $548,000, $640,000, and $508,000, for the year ended December 31, 2007, eleven months ended December 31, 2006 and fiscal year ended January 28, 2006, respectively.

          b. Litigation - The Company is a defendant in various litigation matters, each arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations and cash flows.

          c. Dependency Upon Major Supplier - During the calendar year ended December 31, 2007, eleven months ended December 31, 2006 and fiscal year ended January 28, 2006; the Company made purchases of $24,644,000, $24,628,000 and $24,660,000, respectively, from Tajima and TUI. This amounted to approximately 77, 79, and 82, percent of the Company's total purchases for the periods ended December 31, 2007, December 31, 2006, and January 28, 2006, respectively. Sales of new Tajima products amount to approximately $37 million, $37 million and $28 million for calendar year ended 2007, eleven months ended December 31, 2006 and fiscal year ended January 28, 2006, respectively. Purchases directly from Tajima Industries, LTD (“Tajima) and Tajima USA, Inc. are purchased under letters of credit. Outstanding bankers acceptances as of December 31, 2006 are reflected in accounts payable and accrued expenses on the balance sheet. The Company had outstanding letters of credit of approximately $2.2 million at December 31, 2006. The Company currently does not have outstanding letters of credit but does have a standby letter of credit which it uses to collateralize its purchases from Tajima and TUI (See Note 2c to the Consolidated Financial Statements).

     On August 30, 2004, the Company entered into new consolidated distribution agreements (the “Consolidated Agreements”) with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

     The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain non-exclusive distributorship rights in the remaining 11 western states for the period February 21, 2004 through February 21, 2005. The Company is in the process of negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima. Each agreement may be terminated upon the failure of the Company to achieve certain minimum sales quotas. In calendar 2007 and 2006 and in fiscal 2006, the Company met its minimum sales quota. The termination of the Tajima agreements would have a material adverse effect on the Company’s business, financial condition and results of operations.

     On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM Siebdruckmaschinen Gmbh (“MHM”) for distribution of MHM screenprinting equipment throughout North America. The products will be marketed under the brand “MHM North America by Hirsch”.

     On January 24, 2007 the Company signed an exclusive ten year distribution agreement with SEIT Electronica SRL to provide textile laser application equipment. There is no purchase commitment required in the agreement.

          d. Purchase Commitments – The Company entered into a three year minimum purchase commitment with Pulse Microsystems, Ltd. (a former subsidiary) under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2005 and runs until October 31, 2008. As of December 31, 2007 there was $1,000,000 remaining under this commitment.

     14. SUBSEQUENT EVENTS

On February 18, 2008, the Company entered into a Sales and Service and Support Representative Agreement (the “Agreement”) with Kornit Digital (“Kornit”), a company incorporated under the laws of Israel. Pursuant to the terms of the Agreement, the Company will serve as Kornit’s exlusive service and support representative for Kornit’s line of machines, ink and certain other products in thirteen states and will have the non-exclusive right to market and sell machines in the remaining thirty-seven states. The initial term of the Agreement is for one year, which will automatically be renewed each year unless either party provides the other party with notice of termination at least ninety days in advance of the contract’s anniversary.

Additionally, on February 19, 2008, the Company entered into a letter agreement with Kornit amending the compensation terms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hirsch International Corp.
Hauppauge, New York

The audits referred to in our report dated March 24, 2008, relating to the consolidated financial statements of Hirsch International Corp. and subsidiaries which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Melville, New York
March 24, 2008

S-1

Schedule II – Valuation and Qualifying Accounts of Hirsch International Corp.

Allowance for Doubtful Accounts:

	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2007	$ 555,000	$ 100,000	$ (152,000)	$ -	$ 503,000

Eleven months ended December 31, 2006	$ 372,000	$ 125,000	$ (58,000)	$ -	$ 555,000

Fiscal Year ended January 28, 2006	$ 630,000	$150,000	$408,000	$ -	$ 372,000

Sales Return Reserve:

	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2007	$ 50,000	$ -	$ -	$ -	$ 50,000

Eleven months ended December 31, 2006	$ 50,000	$ -	$ -	$ -	$ 50,000

Fiscal Year ended January 28, 2006	$ -	$ 50,000	$ -	$ -	$ 50,000

Inventory Reserve:

	Opening Balance	Additions	Write Off’s	Adjustments	Ending Balance
Calendar Year ended December 31, 2007 (a)	$ 1,677,000	$ -	$ (164,000)	$ (100,000)	$ 1,413,000

Eleven months ended December 31, 2006 (b)	$ 1,309,000	$ 442,000	$ 74,000	$ -	$ 1,677,000

Fiscal Year ended January 28, 2006	$ 1,593,000	$ 350,000	$ 634,000	$ -	$ 1,309,000

(a) The inventory reserve decreased approximately $0.3 million primarily from the sale of older embroidery machines during Calendar 2007, thus requiring a lower reserve on the new machine category of inventory.

(b) Inventory reserve increased primarily due to the introduction of a new embroidery machine model that replaced an earlier version of that model, as well as, the purchase of a new line of screenprinting equipment that the Company began selling during the year.

S-2