Form 10-Q
period 2008-03-31
HIRSCH INTERNATIONAL CORP
filed 2008-05-12
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer  ☐     Accelerated filer  ☐        Non-accelerated filer  ☐

Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of April 28, 2008.

Class of Common Equity	Number of Shares

Class A Common Stock par value $.01	9,073,402

Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$12,180	$14,422
Restricted cash	2,554	2,284
Accounts receivable, net of an allowance for possible losses of $525 and $503, respectively, and a sales return reserve of $50 for both periods	5,751	5,798
Inventories, net (Note 3)	7,804	5,725
Other current assets	490	518

Total current assets	28,779	28,747

PROPERTY, PLANT AND EQUIPMENT, net	548	512

OTHER ASSETS	44	41

TOTAL ASSETS	$29,371	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$9,830	$8,842
Capitalized termination obligation	90	120
Customer deposits	335	621
Other current liabilities	62	111
Total liabilities	10,317	9,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	—	—
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,216,000 for both periods	102	102
Class B common stock, $.01 par value; authorized 3,000,000 shares, outstanding: 400,000 for both periods	4	4
Additional paid-in capital	43,112	43,031
Accumulated deficit	(22,167)	(21,534)
	21,051	21,603

Less: Treasury Class A common stock at cost - 1,143,000 shares at March 31, 2008 and December 31, 2007	1,997	1,997
Total stockholders’ equity	19,054	19,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,371	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31 ,2007
NET SALES	$11,692	$14,034

COST OF SALES	7,744	8,684

GROSS PROFIT	3,948	5,350

OPERATING EXPENSES	4,687	4,539

OPERATING (LOSS) INCOME	(739)	811

OTHER (INCOME) EXPENSE
Interest expense	—	3
Other income	(105)	(60)
Total other (income) expense	(105)	(57)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(634)	868

INCOME TAX PROVISION	—	51

NET (LOSS) INCOME	$(634)	$817

(LOSS) EARNINGS PER SHARE
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS (LOSS) PER SHARE
Basic	9,473	8,753
Diluted	9,473	9,525

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(634)	$817
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	66	49
Unrealized gain on accounts denominated in yen	(270)	—
Provision for reserves	75	(75)
Stock option expense (Note 2)	81	153

Changes in assets and liabilities:
Accounts receivable	73	(913)
Inventories	(2,179)	601
Other assets	24	44
Accounts payable and accrued expenses	623	(1,992)
Net cash used in operating activities	(2,141)	(1,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101)	(9)
Net cash used in investing activities	(101)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(30)
Exercise of stock options	—	106
Net cash provided by financing activities	—	76
Decrease in cash and cash equivalents	(2,242)	(1,249)
Cash and cash equivalents, beginning of period	14,422	14,498
Cash and cash equivalents, end of period	$12,180	$13,249

Supplemental disclosure of cash flow information:
Interest paid	$—	$3
Income taxes paid	$50	$38

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

1.	Summary of Significant Accounting Policies

a) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for the three months ended March 31, 2008 and the three months ended March 31, 2007, the financial position at March 31, 2008 and December 31, 2007 and cash flows for the three months ended March 31, 2008 and the three months ended March 31, 2007. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

b) New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and it did not have a material impact on our results of operation or our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment to FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value to such items reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and it did not have a material impact on our results of operation or our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will effect the accounting for future acquisitions, if any.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or our financial position.

2.	Share-Based Compensation

For the three months ended March 31, 2008, the Company recognized $81,000 of non-cash compensation expense (included in Operating expenses in the unaudited Consolidated Income Statement) attributable to stock options granted or vested. For the three months ended March 31, 2007, the Company recognized $153,000 of non-cash compensation expense. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

Following is a reconciliation of shares used in calculating basic and diluted earnings (loss) per common share for the three months ended March 31, 2008 and three months ended March 31, 2007:

	March 31, 2008	March 31, 2007

Basic	9,473,420	8,753,376

Effect of assumed conversion of employee stock options	—	771,781

Diluted	9,473,420	9,525,157

210,529 options were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months ended March 31, 2008. There were no options exercised during the three months ended March 31, 2008. No options were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 because no options’ exercise price exceeded the average fair market value of the Company’s common stock.

3.	Inventories

	March 31, 2008	December 31, 2007

New Machines and Software	$6,830	$4,823
Used Machines	56	45
Parts	2,431	2,270
	9,317	7,138
Less: Reserve for slow moving inventory	(1,513)	(1,413)

Inventories, net	$7,804	$5,725

4.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $613,000 at March 31, 2008 and December 31, 2007, respectively. The Company recorded approximately

$0 in warranty expense for the three months ended March 31, 2008 and $15,000 for the three months ended March 31, 2007.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the risks and uncertainties discussed under the caption “Risk Factors” in the Company’s Form 10-K for the year ending December 31, 2007 and in the Company’s other filings made with the Securities and Exchange Commission from time to time. The discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Net sales. Net sales for the three months ended March 31, 2008 were $11.7 million, a decrease of $2.3 million, or 16.4%, compared to $14.0 million for the three months ended March 31, 2007. The decrease in sales for the three months ended March 31, 2008 is primarily attributable to a $2.5 million decrease in new embroidery equipment, a $0.4 million decrease in screenprinting equipment, offset by an increase of $0.6 million from textile lasers, $0.4 million from digital printing and a decrease of $0.4 million in all other products combined.

Cost of sales. For the three months ended March 31, 2008, cost of sales decreased $1.0 million or 11.5% to $7.7 million from $8.7 million for the three months ended March 31, 2007. The decrease is a result of lower cost of sales for embroidery equipment of $1.3 million which included discounts from the manufacturer, reduced MHM screenprinting costs of $0.4 million, lower software and parts and supplies of $0.2 million, offset by higher costs of textile laser of $0.4 million and $0.3 million of digital printing equipment. Included in the cost of sales for March 31, 2008 was $116,000 currency loss and for March 31, 2007 was a currency gain of 64,000. The Company’s gross margin decreased to 33.8% for the three months ended March 31, 2008 as compared to 38.1% for the three months ended March 31, 2007. The Company’s gross profit decreased for the three months ended March 31, 2008 by $1.4 million or 26.4% to $3.9 million from $5.3 million at March 31, 2007. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machine prices have changed in US dollars due to these exchange rate fluctuations. Some, but not all, of the Company’s competitors face similar circumstances.

Operating Expenses. For the three months ended March 31, 2008 operating expenses were $4.7 million, an increase of $0.2 million or 4.4% as compared to $ 4.5 million for the three months ended March 31, 2007. The increase in expenses are primarily related to the costs of marketing the new screenprinting, textile laser and digital printing equipment at the apparel decorating trade shows.

Interest Expense. Interest expense for the three months ended March 31, 2008 decreased $3,000 to $0 from $3,000 for the three months ended March 31, 2007.

Other Income. Other income for the three months ended March 31, 2008 increased by $45,000 to $105,000, from $60,000 for the three months ended March 31, 2007 primarily associated with an increase in interest income.

Income tax expense. There was no income tax expensed for the three months ended March 31, 2008. The income tax expense of $51,000 recorded for the three months ended March 31, 2007 represents the effective tax rate of 5.9% on year end income for various state and local income taxes, for which the net operating loss carry-forwards from prior years do not apply.

Net Income (loss). Net loss for the three months ended March 31, 2008 was $0.6 million, a decrease of $1.4 million over the net income of $0.8 million for the three months ended March 31, 2007, primarily from an increase in operating loss due to the decrease in sales during the first quarter.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $18.4 million at March 31, 2008, decreasing $0.7 million, or 0.4%, from $19.1 million at December 31, 2007.

During the three months ended March 31, 2008, the Company’s cash and cash equivalents decreased 15.3% or $2.2 million from $14.4 million at December 31, 2007 to $12.2 million at March 31, 2008. Net cash of $2.1 million was used by the Company’s operating activities primarily to increase inventory by $2.2 million. Cash of $0.1 million was used in investing activities for capital expenditures. During the three months ended March 31, 2007, net cash of $1.3 million was used in the Company’s operating activities primarily to reduce Accounts Payable and Accrued Expenses by $2.0 million primarily offset by a decrease to inventory of $0.6 million. Cash of $76,000 was provided by financing activities resulting from the exercise of stock options.

Inventory purchase commitments are covered by current purchases of foreign currency. As of March 31, 2008, the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company does not currently have a credit facility as it believes it has sufficient cash to fund current working capital needs. The Company, at this time, does not intend to enter into a new credit facility.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Future Capital Requirements

The Company believes that its existing cash and funds generated from operations will be sufficient to meet its working capital and capital expenditure requirements.

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

Not applicable.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Report of Form 10-K for the 12 months ended December 31, 2007. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the 12 months ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Certificate of Incorporation of the Registrant

**3.2	Amended and Restated By-laws of the Registrant

***4.1	Specimen of Class A Common Stock Certificate

***4.2	Specimen of Class B Common Stock Certificate

****10.1	Employment Agreement for Beverly Eichel, dated as of February 1, 2008.

10.2	Sales, Service and Support Representative Agreement (the “Support Agreement”), dated as of January 1, 2008, by and between the Registrant and Kornit Digital Ltd. +

10.3	Letter Agreement amending the Support Agreement, dated February 14, 2008, by and between the Registrant and Kornit Digital Ltd. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer to Section Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.
**	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October 31, 1997.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618
****	Incorporated by reference from the Registrant’s Form 10-K filed for the year ending December 31, 2007.
+	Confidential treatment has been requested for portions of these agreements. An unredacted copy of these agreements has been provided to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRSCH INTERNATIONAL CORP. Registrant

	By:	/s/ Paul Gallagher
Paul Gallagher
President, Chief Executive Officer and Chief Operating Officer

	By:	/s/ Beverly Eichel
Beverly Eichel
Executive Vice President, Finance, Chief Financial Officer and Secretary

Dated: May 12, 2008