Form 10-Q
period 2008-06-30
HIRSCH INTERNATIONAL CORP
filed 2008-08-11
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer☐

Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of July 14, 2008.

Class of Common Equity	Number of Shares
Class A Common Stock, par value $.01	9,083,402
Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3-4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007	6

Notes to Consolidated Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$8,373	$14,422

Restricted cash	2,403	2,284

Accounts receivable, net of an allowance for possible losses of $536 and $503, respectively, and a sales return reserve of $50 for both periods	5,028	5,798

Inventories, net (Note 3)	10,681	5,725

Other current assets	573	518

Total current assets	27,058	28,747

PROPERTY, PLANT AND EQUIPMENT, net	982	512

OTHER ASSETS (Note 4 )	37	41

TOTAL ASSETS	$28,077	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$9,280	$8,842
Capitalized termination obligation	60	120
Customer deposits	583	621
Other current liabilities	24	111
Total liabilities	9,947	9,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	—	—
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,226,000 and 10,216,000 shares, respectively	102	102
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 for both periods	4	4
Additional paid-in capital	43,202	43,031
Accumulated deficit	(23,181)	(21,534)
	20,127	21,603

Less: Treasury Class A Common stock at cost - 1,143,000 shares at June 30, 2008 and December 31, 2007	1,997	1,997
Total stockholders’ equity	18,130	19,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,077	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET SALES	$10,188	$12,200	$21,880	$26,234

COST OF SALES	6,795	7,642	14,539	16,327

GROSS PROFIT	3,393	4,558	7,341	9,907

OPERATING EXPENSES	4,436	3,826	9,123	8,364

OPERATING (LOSS) INCOME	(1,043)	732	(1,782)	1,543

OTHER INCOME
Interest expense	0	3	0	7
Interest and other income	(38)	(56)	(144)	(116)
Total other income	(38)	(53)	(144)	(109)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(1,005)	785	(1,638)	1,652

INCOME TAX PROVISION	9	24	9	74

NET (LOSS) INCOME	$(1,014)	$761	$(1,647)	$1,578

(LOSS) EARNINGS PER SHARE
Basic	$(0.11)	$0.08	$(0.17)	$0.18
Diluted	$(0.11)	$0.08	$(0.17)	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS PER SHARE
Basic	9,483	9,071	9,478	8,911
Diluted	9,483	9,496	9,478	9,284

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,647)	$1,578
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	138	101
Unrealized gain on accounts denominated in yen	(119)	—
Provision for reserves	73	(51)
Stock option expense (Note 2)	162	347
Gain on settlement (Note 4)	—	(450)

Changes in assets and liabilities:
Accounts receivable	786	(104)
Inventories	(5,045)	99
Other assets	(52)	(188)
Accounts payable and accrued expenses	254	(2,629)

Net cash used in operating activities	(5,450)	(1,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(608)	(44)
Net cash used in investing activities	(608)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt	—	(60)
Collection of officers loan receivable	—	495
Exercise of stock options	9	258
Net cash provided by financing activities	9	693

Decrease in cash and cash equivalents	(6,049)	(648)
Cash and cash equivalents, beginning of period	14,422	14,498
Cash and cash equivalents, end of period	$8,373	$13,850

Supplemental disclosure of cash flow information:
Interest paid	$—	$7
Income taxes paid	$98	$57

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and June 30, 2007

1.	Summary of Significant Accounting Policies

a) Business Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and six month periods ended June 30, 2008 and June 30, 2007, the financial position at June 30, 2008 and December 31, 2007 and cash flows for the six month period ended June 30, 2008 and June 30, 2007. Such adjustments consisted only of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results of operations or our financial position.

2.	Share-Based Compensation

The Company recognized $162,000 of non-cash compensation expense for the six months ended June 30, 2008 and $347,000 for the six months ended June 30, 2007 (included in Operating expenses in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

A reconciliation of shares used in calculating basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2008 and June 30, 2007 follows:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2008		June 30, 2007
Basic	9,483,420	9,478,420	9,071,463	8,911,373
Effect of assumed conversion of employee stock options	0	0	424,442	373,114
Diluted	9,483,420	9,478,420	9,495,905	9,284,487

188,480 and 200,912 options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because they were anti-dilutive. There were 10,000 options exercised during the six months ended June 30, 2008.

No options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 because there were no exercisable options with exercise prices exceeding the average fair market value of the Company’s common stock.

3.	Inventories

	(Numbers in thousands)
	June 30, 2008	December 31, 2007
New Machines and Software	$9,525	$4,823
Used Machines	92	45
Parts	2,555	2,270
	12,172	7,138
Less: Reserve for slow moving inventory	(1,491)	(1,413)

Inventories, net	$10,681	$5,725

4.	Other Assets

On July 12, 2006, the Company entered into a Stock Purchase Agreement with Sheridan Square Entertainment, Inc (“Sheridan Square”) to sell back to Sheridan Square forty (40) shares of its Series B Preferred Stock and for repayment of payment in kind dividends, whether issued or not. The purchase price of $1,200,000 was due to be paid to the Company on October 31, 2006, but was not paid on that date. On March 5, 2007, the Company filed a Notice of Motion for Summary Judgment in Lieu of Complaint in New York State Supreme Court. On June 29, 2007, the Company entered into a settlement agreement with Sheridan Square which provided for payment of $450,000 as full settlement, compromise and satisfaction of all claims. In connection with the signing of the agreement, the Company recorded $450,000 in income from operations and extinguished the Sheridan Square note receivable and the related reserve that was recorded at December 31, 2006. On July 2, 2007 the Company received payment from Sheridan Square in full satisfaction of the settlement.

5.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $621,000 at June 30, 2008 and $613,000 at December 31, 2007. The Company recorded approximately $15,000 for the six months ended June 30, 2008 and $36,000 in warranty expense for the six months ended June 30, 2007.

6.	Subsequent Events

On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U.S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement, dated as of August 4, 2008 (the “Purchase Agreement”), among the Company, Scott O. Fresener, Patricia Fresener, Scott M. Fresener and Mishelle Fresener (collectively, the “Sellers”), Fresner Holdings, LLC and US Graphics. In connection with and as a condition to this acquisition, Graphic Arts Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain outstanding indebtedness of US Graphics and agreed, under certain circumstances, to make further advances to US Graphics. The total initial cost to the Company of this transaction, including the purchase of the equity interests, the purchase of indebtedness, further advances to US Graphics for payment of trade debt and operating expenses and other amounts the Company agreed to pay at or shortly after closing is approximately $3,000,000.

In addition to the standard and customary representations, warranties, covenants and indemnitees contained in the Purchase Agreement, the Company has the right, from and after August 4, 2011, to purchase the remaining 20% equity interest in US Graphics for a purchase price based on the greater of (x) the net income before taxes of US Graphics multiplied by 4.5 or (y) the net book value of US Graphics. The Sellers, from August 4, 2009 through August 4, 2013, have the right to cause the Company to purchase their remaining 20% equity interest in US Graphics for a purchase price determined in the same manner as the price for the Company’s exercise of its option. Also, the Sellers have agreed not to compete with US Graphics through August 4, 2010.

US Graphics is primarily engaged in developing and manufacturing printers for the decorative apparel industry. The assets of US Graphics include inventory of printers and ink, equipment, intellectual property and other intangibles.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the risks and uncertainties discussed under the caption “Risk Factors” in the Company’s Form 10K for the year ending December 31, 2007 and in the Company’s other filings made with the Securities and Exchange Commissions from time to time. The discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

Three and six months ended June 30, 2008 as compared to June 30, 2007.

Net sales. Net sales for the three months ended June 30, 2008 were $10.2 million, a decrease of $2.0 million, or 16.4%, compared to $12.2 million for the three months ended June 30, 2007, and for the six months ended June 30, 2008 were $21.9 million, a decrease of $4.3 million, or 16.4%, compared to $26.2 million for the six months ended June 30, 2007. The decrease in sales for the three and six months ended June 30, 2008 is primarily attributable to a decrease in new embroidery and screenprinting machine unit sales due to the general slowdown in demand for captial goods.

Cost of sales. For the three months ended June 30, 2008, cost of sales decreased $0.8 million to $6.8 million from $7.6 million for the three months ended June 30, 2007, and for the six months ended June 30, 2008 decreased $1.8 million to $14.5 million from $16.3 million for the six months ended June 30, 2007. The decrease for the three and six month periods ended June 30, 2008 is the result of lower sales volume combined with higher costs in the new machine categories. The Company’s gross margin decreased to 33.3% for the three months ended June 30, 2008 as compared to 37.4% for the three months ended June 30, 2007, and decreased to 33.6% for the six months ended June 30, 2008 from 37.8% for the six months ended June 30, 2007. For the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007, the Company experienced a decrease in sales for the new machine categories which lowered gross margin by $1,182,000 and a decrease in the used machine, parts, service and other categories which decreased gross margin by $247,000. For the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007, the Company experienced a decrease in the new machine categories which decreased gross margin by $2,305,000 as well as a decrease in the used machine, parts, service and other categories which decreased gross margin by $346,000. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are purchased in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness and gross margins. Yen fluctuations amounted to an increase in gross profit of $116,000 for the three months ended June 30, 2008, versus a decrease in gross profit of $137,000 for the three months ended June 30, 2007, and an increase in gross profit of $1,000 for the six months ended June 30, 2008 versus a decrease in gross profit of $74,000 for the six months ended June 30, 2007.

Operating Expenses. For the three months ended June 30, 2008 operating expenses were $4.4 million, an increase of $0.6 million, or 15.8%, as compared to $ 3.8 million for the three months ended June 30, 2007, and for the six months ended June 30, 2008, operating expenses were $9.1 million, an increase of $0.7 million, or 8.3%, as compared to $8.4 million for the six months ended June 30, 2007. The increase in operating expenses for the three and six months ended June 30, 2008 is a result of increased marketing and selling costs incurred in the current period as well as the reduction in operating expenses for the three and six months ended June 30, 2007 due to the recognition of $450,000 in income associated with the settlement agreement with Sheridan Square. (See Note 4 to the Consolidated Financial Statements).

Interest Expense. Interest expense for the three months ended June 30, 2008 decreased to $0 from $3,000 for the three months ended June 30, 2007 and for the six months ended June 30, 2007, decreased to $0 from $7,000 for the six months ended June 30, 2007. For the three months ended June 30, 2007, interest expense was related to the financing of insurance premiums.

Other Income. Other income for the three months ended June 30, 2008 decreased by $18,000 to $38,000 from $56,000 for the three months ended June 30, 2007 primarily attributable to a decrease in interest income for the quarter due to lower cash balances. For the six months ended June 30, 2008, other income increased $28,000 to $144,000 from $116,000 for the six months ended June 30, 2007, primarily due to increases in interest income during the first quarter of the current year.

Income tax expense. Income tax expense for the three months ended June 30, 2008 was $9,000 versus $24,000 for the three months ended June 30, 2007 and for the six months ended June 30, 2008 was $9,000 versus $74,000 for the six months ended June 30, 2006. For the three and six months ended June 30, 2008 the amounts represent minimum AMT tax estimates for the current year. For the three and six months ended June 30, 2007, these amounts represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

Net (Loss) Income. Net loss for the three months ended June 30, 2008 was $1.0 million a decrease of $1.8 million as compared to net income of $0.8 million for the three months ended June 30, 2007 and for the six months ended June 30, 2008 was $1.6 million, a decrease of $3.2 million as compared to net income of $1.6 million for the six months ended June 30, 2007. The decrease in both periods is primarily from an increase in operating loss due to the decrease in sales.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $17.1 million at June 30, 2008, decreasing $2.0 million, or 10.5%, from $19.1 million at December 31, 2007.

During the six months ended June 30, 2008, the Company’s cash and cash equivalents decreased to $8.4 million from $14.4 million at December 31, 2007. Net cash of $5.5 million was used by the Company’s operating activities primarily to increase inventory by $5.1 million. Cash of $0.6 million was used in investing activities for capital expenditures.

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

The Company purchases inventory in Yen and maintains bank accounts denominated in Yen in order to facilitate payments. The Company purchases yen in anticipation of current invoice maturities in order to mitigate the impact of currency fluctuations. As of June 30, 2008 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company does not currently have a credit facility as it believes it has sufficient cash to fund current working capital needs. The Company, at this time, does not intend to enter into a new credit facility.

On April 4, 2007, the Company opened a standby letter of credit denominated in Japanese yen in the amount of ¥232,000,000 (or approximately $1,880,000). The standby letter of credit was opened with Wachovia Bank, National Association and the beneficiary is Tajima America Corp. The standby letter of credit is used to support purchases on open terms with Tajima and is collateralized by restricted cash denominated in Japanese yen of ¥232,000,000 (or approximately $2.4 million as of June 30, 2008).

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Report on Form 10-K for the year ended December 31, 2007. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the year ended December 31, 2007.

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
Beverly Eichel
Executive Vice President, Finance and Chief Financial Officer and Secretary

Dated: August 8, 2008