Form 10-Q
period 2008-09-30
HIRSCH INTERNATIONAL CORP
filed 2008-11-14
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2008.

Class of Common Equity	Number of Shares

Class A Common Stock, par value $.01	9,083,402
Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3-4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	14

Part II. Other Information

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15-16

Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$4,171	$14,422

Restricted cash (Note 1)	644	2,284

Accounts receivable, net of an allowance for possible losses of $473 and $503, respectively, and a sales return reserve of $50 for both periods	6,171	5,798

Inventories, net (Note 3)	10,420	5,725

Other current assets	1,013	518

Total current assets	22,419	28,747

PROPERTY, PLANT AND EQUIPMENT, net	1,776	512

GOODWILL (Note 4)	364	-

OTHER INTANGIBLE ASSETS, net (Note 4)	436	-

Other Assets	35	41

Total Assets	$25,030	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$7,510	$8,842
Capitalized termination obligation	30	120
Customer deposits	1,222	621
Other current liabilities	13	111
Total liabilities	8,775	9,694

Other Long Term Liabilities- less current maturities	23	–

Total liabilities	8,798	9,694

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	–	–
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,226,000 and 10,216,000 shares, respectively	102	102
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 for both periods	4	4
Additional paid-in capital	43,304	43,031
Accumulated deficit	(25,181)	(21,534)
	18,229	21,603

Less: Treasury Class A Common stock at cost - 1,143,000 shares	1,997	1,997
Total stockholders' equity	16,232	19,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,030	$29,300

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
NET SALES	$10,554	$11,909	$32,434	$38,143

COST OF SALES	7,348	7,382	21,888	23,709

GROSS PROFIT	3,206	4,527	10,546	14,434

OPERATING EXPENSES	5,200	4,731	14,323	13,095

OPERATING (LOSS) INCOME	(1,994)	(204)	(3,777)	1,339

OTHER (INCOME) EXPENSES
Interest expense	23	4	23	10
Interest and other income	(20)	(98)	(164)	(214)
Total other (income) expense	3	(94)	(141)	(204)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(1,997)	(110)	(3,636)	1,543

INCOME TAX PROVISION	2	9	11	84

NET (LOSS) INCOME	$(1,999)	$(119)	$(3,647)	$1,459

(LOSS) EARNINGS PER SHARE
Basic	$(0.21)	$(0.01)	$(0.38)	$0.16
Diluted	$(0.21)	$(0.01)	$(0.38)	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF EARNINGS (LOSS) PER SHARE
Basic	9,483	9,413	9,480	9,078
Diluted	9,483	9,413	9,480	9,449

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,647)	$1,459
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	227	160
Provision for reserves	28	(26)
Stock option expense (Note 2)	264	565
Gain on settlement	–	(450)

Changes in assets and liabilities, net of effects of acquisition:
Restricted Cash (Note 1)	1,645	(2,220)
Accounts receivable	7	345
Inventories	(3,694)	(610)
Other assets	385	(111)
Accounts payable and accrued expenses	(3,846)	(1,363)

Net cash used in operating activities	(8,631)	(2,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,065)	(205)
Investment in Graphic Arts Acquisition Co	(10)	–
Net cash used in investing activities	(1,075)	(205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt	(4)	(90)
Payments of debt assumed at acquisition	(550)	–
Collection of officers loan receivable	–	495
Exercise of stock options	9	265
Net cash (used in) provided by financing activities	(545)	670

Decrease in cash and cash equivalents	(10,251)	(1,786)
Cash and cash equivalents, beginning of period	14,422	14,498
Cash and cash equivalents, end of period	$4,171	$12,712

Supplemental disclosure of cash flow information:
Interest paid	$98	$10
Income taxes paid	$11	$84

Non-cash Investing Activities:
Accrued acquisition costs associated with purchase of Graphic Arts, Inc.	$200	$0

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and September 30, 2007

1.          Summary of Significant Accounting Policies

a) Business Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for each of the three and nine months ended September 30, 2008 and September 30, 2007, the financial position at September 30, 2008 and December 31, 2007 and cash flows for the nine months ended September 30, 2008 and September 30, 2007. Such adjustments consisted only of normal recurring items. On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U.S. Graphic Arts, Inc. 100% of the current period net loss for U.S Graphic Arts, Inc. has been included in this presentation due to the accumulated loss. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

The Company operates as one segment.

The interim financial results are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

b) New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”) which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial assets and liabilities that are measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and it did not have a material impact on our results of operation or our financial position. The Company will adopt the provisions of SFAS No. 157 for non financial assets and liabilities beginning January 1, 2009. The Company is in the process of determining whether the adoption of SFAS No 157 will have a material impact on our results of operations of financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment to FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value to such items reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company did not elect to adopt the provisions of SFAS No. 159 as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize any adjustments to the purchase price allocation as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will affect the accounting for future acquisitions, if any.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company is still determining whether the adoption of SFAS 160 will have a material impact on our results of operations or our financial position.

c) Cash and Cash Equivalents

Effective September 30, 2008, the Company reduced its standby letter of credit from ¥232,000,000 (approximately $2.4 million) to ¥62,031,300 (approximately $644,000) to cover the remaining shipments under the standby letter of credit. The Company will now open individual letters of credit for future purchases.

2.          Share-Based Compensation

The Company recognized $102,000 and $264,000 of non-cash compensation expense for the three and nine months ended September 30, 2008 and $218,000 and $565,000 for the three and nine months ended September 30, 2007 (included in Operating Expenses in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

A reconciliation of shares used in calculating basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2008 and September 30, 2007 follows:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2008		September 30, 2007
Basic	9,483,420	9,480,087	9,413,510	9,078,127

Number of shares issued if employee stock options were exercised	-	-	-	370,666

Diluted	9,483,420	9,480,087	9,413,510	9,448,793

34,368 and 148,135 options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because they were anti-dilutive. There were 10,000 options exercised during the nine months ended September 30, 2008.

346,916 options were excluded from the computation of diluted earnings per share because they were ant-dilutive for the three months ended September 30, 2007. No options were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2007 because there were no exercisable options with exercise prices exceeding the average fair market value of the Company’s common stock.

3.          Inventories

	(Numbers in thousands)
	September 30, 2008	December 31, 2007

New Machines and Software	$8,544	$4,823
Used Machines	115	45
Parts and supplies	3,249	2,270
	11,908	7,138
Less: Reserve for slow moving inventory	(1,488)	(1,413)

Inventories, net	$10,420	$5,725

4.          Acquisition

On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement, dated as of August 4, 2008 (the “Purchase Agreement”), among the Company, U. S. Graphics, Scott O. Fresener, Patricia Fresener, Scott M. Fresener, Mishelle Fresener (collectively, the “Seller”) and Fresener Holdings, LLC. In connection with and as a condition to this acquisition, Graphic Arts Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain outstanding indebtedness of U.S. Graphics and agreed, under certain circumstances, to make further advances to U. S. Graphics.

In addition to the standard and customary representations, warranties, covenants and indemnities contained in the Purchase Agreement, the Company has the right, from and after August 4, 2011, to purchase the remaining 20% equity interest in US Graphics for a purchase price based on the greater of (x) the net income before taxes of US Graphics multiplied by 4.5 or (y) the net book value of U.S. Graphics. The Sellers, from August 4, 2009 through August 4, 2013, have the right to cause the Company to purchase their remaining 20% equity interest in US Graphics for a purchase price determined in the same manner as the price for the Company’s exercise of its option. The Company reviews the value of this option quarterly and as of September 30, 2008 the option had no value. All of the current period net loss for U.S Graphic Arts, Inc. has been included in this presentation due to the accumulated net loss. Also, the Sellers have agreed not to compete with U.S. Graphics through August 4, 2010.

U.S. Graphics is primarily engaged in developing and manufacturing printers for the decorative apparel industry. The assets of U.S Graphics include inventory of printers and ink, equipment, intellectual property and other intangibles.

The following sets forth the components of the purchase price:

Total cash consideration	$ 10
Direct acquisition costs	$ 200
Total purchase price	$ 210

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at August 4, 2008:

Assets:
Accounts receivable	$ 317
Inventory	1,317
Other current assets	619
Property & equipment	437
Goodwill	364
Identifiable intangible assets	448
$ 3,502

Liabilities:
Accounts payable	$ 1,158
Accrued liabilities	2,134
$ 3,292

Total Purchase Price	$ 210

The value allocated to goodwill and identifiable intangible assets in the acquisition of U.S. Graphic Arts are not deductible for income tax purposes.

The unaudited consolidated financial statements presented in this Report include the results of operations for U.S. Graphic Arts for the period from August 4, 2008 to September 30, 2008.

The Company is in the process of obtaining an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. These fair values are based on current information and are subject to change.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	3 years
Trademark	17 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and U.S. Graphic Arts as though the acquisition transaction had occurred as of January 1, 2007 The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$10,700	$16,624	$37,697	$52,354

Net (loss) income	$(3)	$(356)	(3,072)	$832

(Loss) Earnings per share of common stock
Basic	$0.00	$(0.04)	$(0.32)	$0.09

Diluted	$0.00	$(0.04)	$(0.32)	$0.09

5.          Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $693,000 at September 30, 2008 and $613,000 at December 31, 2007. The Company recorded approximately $87,000 and $101,000 for the three and nine months ended September 30, 2008 and $119,000 and $155,000 in warranty expense for the three and nine months ended September 30, 2007.

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

Three and nine months ended September 30, 2008 as compared to September 30, 2007.

Net sales. Net sales for the three months ended September 30, 2008 were $10.6 million, a decrease of $1.3 million, or 10.9%, compared to $11.9 million for the three months ended September 30, 2007, and for the nine months ended September 30, 2008 were $32.4 million, a decrease of $5.7 million, or 15.0%, compared to $38.1 million for the nine months ended September 30, 2007. The decrease in sales for the three and nine months ended September 30, 2008 is primarily attributable to a decrease in new embroidery of machines of $3.3 million and $8.2 million respectively, due to the general slowdown in demand for capital goods. The decrease in new embroidery machines is offset by an increase in sales of MHM Screen Printing, Kornit Digital Printers, SEIT Lasers, all other products and sales of US Graphics of $1.9 million for the three months ended September 30, 2008 and $2.5 million for the nine months ended September 30, 2008.

Cost of sales. For the three months ended September 30, 2008, cost of sales decreased $0.1 million to $7.3 million from $7.4 million for the three months ended September 30, 2007 and decreased $1.8 million to $21.9 million from $23.7 million for the nine months ended September 30, 2007. The decrease for the three and nine month periods ended September 30, 2008 is the result of lower sales volume combined with higher costs in the new machine categories. The Company's gross margin decreased to 30.4% for the three months ended September 30, 2008 as compared to 38% for the three months ended September 30, 2007, and decreased to 32.5% for the nine months ended September 30, 2008 from 37.8% for the nine months ended September 30, 2007. For the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007, the Company experienced a decrease in sales for the new embroidery machine category which lowered gross margin by $1.6 million offset by increases in MHM Screen Printing , Kornit digital, U.S. Graphics and all other products of $0.1 million. For the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007, the Company experienced a decrease in the new embroidery machine category which decreased gross margin by $4.4 million offset by increases in gross margin in the used machine, parts, service, U.S. Graphics and other categories of $0.5 million. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are purchased in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness and gross margins. Yen fluctuations amounted to an increase in gross profit of $55,000 for the three months ended September 30, 2008, versus an increase in gross profit of $87,000 for the three months ended

September 30, 2007, and an increase in gross profit of $55,000 for the nine months ended September 30, 2008 versus an increase in gross profit of $15,000 for the nine months ended September 30, 2007.

Operating Expenses. For the three months ended September 30, 2008 operating expenses were $5.2 million, an increase of $0.5 million, or 10.6% as compared to $ 4.7 million for the three months ended September 30, 2007, and for the nine months ended September 30, 2008, operating expenses were $14.3 million, an increase of $1.2 million, or 9.2%, as compared to $13.1 million for the nine months ended September 30, 2007. The increase in operating expenses for the three and nine months ended September 30, 2008 is additional expenses of U.S. Graphic’s of $0.8 million, a non recurring charge of $0.2 million for severance associated with a reduction in operating personnel offset by the reduction in operating expenses for the three and nine months ended September 30, 2007. Included in the September 30, 2007 nine month results is the recognition of $450,000 in income associated with the settlement agreement with Sheridan Square.

Interest Expense. Interest expense for the three months ended September 30, 2008 increased to $23,000 from $4,000 for the three months ended September 30, 2007 and for the nine months ended September 30, 2007, increased to $23,000 from $10,000 for the nine months ended September 30, 2007. For the three months and nine months ended September 30, 2008, interest expense was related to the U.S Graphic’s line of credit. For the three months ended September 30, 2007, interest expense was related to the financing of insurance premiums.

Other Income. Other income for the three months ended September 30, 2008 decreased by $78,000 to $20,000 from $98,000 for the three months ended September 30, 2007 primarily attributable to a decrease in interest income for the quarter due to lower cash balances. For the nine months ended September 30, 2008, other income decreased $47,000 to $167,000 from $214,000 for the nine months ended September 30, 2007, primarily due to decreases in interest income related to the lower cash balances.

Income tax expense. Income tax expense for the three months ended September 30, 2008 was $2,000 versus $9,000 for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 was $11,000 versus $84,000 for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008 the amounts represent minimum AMT tax estimates for the current year. For the three and nine months ended September 30, 2007, these amounts represent taxes due on year end income for various state and local income taxes, for which the Net Operating Loss carry-forwards from prior years do not apply.

Net (Loss) Income. Net loss for the three months ended September 30, 2008 was $2.0 million an increase of $1.9 million as compared to net loss of $0.1 million for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 was $3.6 million, a decrease of $5.1 million as compared to net income of $1.5 million for the nine months ended September 30, 2007. The decrease in both periods is primarily from an increase in operating loss due to the decrease in sales and the acquisition of Graphic Arts.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company's working capital was $13.6 million at September 30, 2008, decreasing $5.5 million, or 28.8%, from $19.1 million at December 31, 2007.

During the nine months ended September 30, 2008, the Company's cash and cash equivalents decreased to $4.2 million from $14.4 million at December 31, 2007. Net cash of $8.6 million was used by the Company’s operating activities primarily to increase inventory by $3.7 and pay down of accounts payable by $3.8. Cash of $0.6 million was used in funding the assumed liabilities in the U.S Graphic’s acquisitions. Cash of $1.1 million was used in investing activities for capital expenditures primarily for a new computer system.

During the nine months ended September 30, 2007, the Company's cash and cash equivalents (excluding restricted cash) decreased to $12.7 million from $14.5 million at December 31, 2006. $2.3 million net cash was used during the first nine months of 2007 by the Company's operating activities, of which $2.2 million was the restricting of cash for a standby letter of credit; $1.4 million was used to pay down accounts payable and accrued expenses which was offset by income from operations of $1.3 million. Income from operations also included the $450,000 Sheridan Square settlement. Cash of $0.2 million was used for capital expenditures and $0.7 million was provided by financing activities, primarily from the exercise of stock options and the collection of officer’s loans receivable.

The Company purchases inventory in Yen and maintains bank accounts denominated in Yen in order to facilitate payments. The Company purchases yen in anticipation of current invoice maturities in order to mitigate the impact of currency fluctuations. As of September 30, 2008 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

The Company does not currently have a credit facility as it believes it has sufficient cash to fund current working capital needs. The Company, at this time, does not intend to enter into a new credit facility.

On April 4, 2007, the Company opened a standby letter of credit denominated in Japanese yen in the amount of ¥232,000,000 (or approximately $1,880,000). The standby letter of credit was opened with Wachovia Bank, National Association and the beneficiary is Tajima America Corp. The standby letter of credit is used to support purchases on open terms with Tajima and is collateralized by restricted cash denominated in Japanese yen of ¥232,000,000. Effective September 30, 2008, the Company reduced the standby letter of credit to ¥62,031,000 (or approximately $0.6 million as of September 30, 2008). The Company will open individual letters of credit for future purchases.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than the changes for the acquisition of U.S Graphics on August 4, 2008 (see Note 4 to the Financial Statements).

Future Capital Requirements

The Company believes that its existing cash and funds generated from operations will be sufficient to meet its working capital and capital expenditure requirements in the foreseeable future.

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

There have been no individual changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, However, there has been an initiative commenced this quarter relating to the acquisition integration, that when considered in the aggregate, currently represents a material change in our internal controls over financial reporting.

The acquisition of U.S. Graphics which was completed during the quarter, utilizes a separate information and financial accounting system that have been included in our consolidated financial statement.

The acquisition, and integration of the new system implementations involve necessary and appropriate change management controls that are considered in our annual assessment of the design and operating effectiveneness of our internal control over financial reporting. We expect our assessment of the changes in internal control to be completed in 2009.

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

Item 1A.   Risk Factors

Our operating results are impacted by the health of the United States economy. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and spending of our customers, including a reduction in the availability of credit for our customers, rising interest rates, financial market volatility and recession. With the exception of material changes noted above, there have been no other material changes in our risk factors from those discussed in Part 1, Item 1A of our 2007 Form 10K. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the year ended December 31, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of stockholders was held on October 3, 2008. At the close of business on the record date for the meeting (which was August 5, 2008), there were 9,083,402 shares of Class A Common Stock outstanding and entitled to vote, and 400,018 shares of Class B Common Stock outstanding and entitled to vote at the meeting.

Proposal number 1 involved the election of directors. The Company’s Class A stockholders elected the below two individuals to be directors of the Company. In connection with such election, there were no broker non-votes.

Name	Votes For	Votes Withheld
Marvin Broitman	6,735,041	1,453,261
Mary Ann Domuracki	6,761,381	1,426,921

The Company’s Class B stockholder elected the below three individuals to be directors of the Company. In connection with such election, there were no broker non-votes.

Name	Votes For	Votes Withheld
Henry Arnberg	400,018	0
Christopher J. Davino	400,018	0
Paul Gallagher	400,018	0

Proposal number 2 involved the ratification of the appointment of BDO Siedman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were no broker non-votes in connection with such proposal. The Company’s Class A and B stockholders, voting together as a class, voted as follows:

Votes For	Votes Against	Abstentions
8,130,934	428,985	28,400

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)	Exhibits

*3.1	Restated Certificate of Incorporation of the Registrant.

**3.2	Amended and Restated By-laws of the Registrant.

***4.1	Specimen of Class A Common Stock Certificate.

***4.2	Specimen of Class B Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer to Section Rule 13a – 14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Dated: November 14, 2008