Form 10-K
period 2008-12-31
HIRSCH INTERNATIONAL CORP
filed 2009-04-03
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23434

HIRSCH INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2230715
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

50 Engineers Road, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 436-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQ Global Market
$0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the closing price on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $9,739,000.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 24, 2009 were:

Class of Common Equity	Number of Shares

Class A Common Stock	9,083,065
Par Value $.01

Class B Common Stock	400,018
Par Value $.01

*For purpose of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and subtracting those shares from the total number of shares outstanding.

Hirsch International Corp.

Form 10-K
For the Twelve months ended December 31, 2008
Table of Contents

Part I		Page
Item 1.	Business	4-11
Item 1A.	Risk Factors	11-14
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	15-16
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16-22
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements on Accounting
	And Financial Disclosure	23
Item 9A(T).	Controls and Procedures	23-24
Item 9B.	Other Information	24

Part III
Item 10.	Directors and Executive Officers and Corporate Governance	24-26
Item 11.	Executive Compensation	27-33
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder
	Matters	33-36
Item 13.	Certain Relationships and Related Transactions, and Director
	Independence	36
Item 14.	Principal Accountant Fees and Services	36-37

Part IV
Item 15.	Exhibits	37
	Exhibit Index	38-39
	Signatures	40

PART I

ITEM 1. BUSINESS

General

          Hirsch International Corp. (“Hirsch” or the “Company”), a Delaware Corporation, founded in 1968 is a leading provider of equipment and education and support services to the decorated apparel industry. The Company represents the decorated apparel industry’s leading brands including Tajima embroidery equipment, MHM screen printing equipment, SEIT textile bridge lasers, Pulse Microsystems digitizing and design software, Kornit and Mimaki digital printers. On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement. In connection with, and as a condition to the acquisition, Graphic Arts Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain outstanding indebtedness of U.S. Graphics and agreed, under certain circumstances, to make further advances to U. S. Graphics. U. S. Graphics develops and manufactures digital inkjet printers for the worldwide decorated apparel industry.

          Through its distribution agreements with Tajima Industries, Ltd. (“Tajima”), the Company offers a complete line of technologically advanced single- and multi-head embroidery machines, proprietary application software, and a complete line of embroidery parts. On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM Siebdruckmaschinen Gmbh (“MHM”) for distribution of MHM screenprinting equipment throughout North America. On January 25, 2007 the Company entered into a ten-year distribution agreement with SEIT Electtronica SRL (“SEIT”) based in Italy. Hirsch provides sales and support services for the SEIT line of laser application equipment throughout the U.S. SEIT’s textile lasers are used in conjunction with Tajima and other brands of embroidery equipment. On February 18, 2008, the Company signed an agreement with Kornit Digital LTD (“Kornit”) to distribute nationally a line of digital “direct-on-garment” printers and to provide sales and service support in thirteen states. Also, on May 16, 2008, the Company entered into a one year agreement with Mimaki USA (“Mimaki”) to distribute its digital printers. Hirsch also provides comprehensive service programs, and user training and support for all of its equipment lines. The Company believes its wide-range of product offerings together with its related value-added products and services place it in a competitively advantageous position within its marketplace.

          The Company’s customer base for decorated apparel equipment includes large operators who run numerous machines (which accounts for a smaller percentage of the Company’s business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contractors, who serve manufacturers that outsource their embellishment requirements; (ii) manufacturers, who use embroidery, screenprinting, laser etching or digital printing to embellish their apparel, accessories, towels, linens and other products; and (iii) graphic and decorated apparel entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups.

          Hirsch has certain exclusive rights to sell new embroidery machines manufactured by Tajima in the U.S. and certain non-exclusive rights to distribute these machines to U.S. based customers who expand their operating facilities into the Caribbean region. Tajima, located in Nagoya, Japan, is one of the world’s leading manufacturers of embroidery machines, and is regarded as a technological innovator and producer of high quality, reliable and durable embroidery equipment.

          The Company enjoys a good relationship with Tajima, having spanned over 30 years. Hirsch is one of

Tajima’s largest distributors in the world and collaborates with Tajima in the development of new embroidery equipment and enhancements to existing equipment. Until early 1997, all Tajima equipment sold in the US was assembled in Japan. Today, assembly of Tajima machines of up to eight heads are completed at Tajima’s Rancho Dominguez, California facility using both Tajima supplied sub-assembly kits and locally supplied components. Shorter lead times required for the Company’s orders coupled with Tajima’s production flexibility enables the Company to be responsive to the changing needs of the market.

          The Company has exclusive rights with MHM for North America. MHM, located in Erl, Austria, has been a world-wide leader in the screen printing industry for over 25 years with over 30 partners throughout Europe, Asia, Africa and South and Central America.

          In addition to offering a complete line of technologically-advanced embroidery, textile bridge lasers, screenprinting machines, digital printing equipment and supplies, customer training, support and service, Hirsch provides an array of value-added products to its customers. The Company is a distributor in the United States of software developed by its former software subsidiary, Pulse Microsystems Ltd. (“Pulse”). Pulse develops and supplies proprietary application software programs which enhances and simplifies the embroidery process, as well as enables the customization of designs and reduction of production costs.

          Through its subsidiary, U. S. Graphics, the company develops and manufactures digital printers and related supplies and accessories for the decorated apparel industry. The Company sells these products internationally.

          Hirsch also sells a broad range of supplies, machine parts and accessories for all of its apparel decorating equipment. The Company’s equipment and value-added products are marketed directly by an employee sales force, whose efforts are augmented by trade journal advertising, informational “open house” seminars, an e-commerce presence and trade shows. The Company’s long-term goal is to leverage its reputation, knowledge of the marketplace, Tajima, MHM, SEIT, Kornit and Mimaki distribution rights, U. S. Graphic digital printing equipment and its industry expertise and technological innovation to enable it to increase its market share.

The Decorated Apparel Industry

          The decorated apparel industry today uses a variety of electronic computer-controlled machinery that, on a world-wide basis, benefits from the demand for licensed products distributed by apparel and other manufacturers. Licensed names, logos and designs provided by, among other sources, professional and collegiate sports teams and the entertainment industry appear on caps, shirts, outerwear, luggage and other soft goods for sale at affordable prices. In addition, the intricacy of the designs capable of being embellished has attracted commercial appeal for special event promotional marketing.

The Screenprinting Industry

          The screen printing industry today uses both manual and automated screen printing presses to reproduce images onto a variety of materials such as hats, T-shirts, labels and other soft goods. Like embroidery, screenprinting uses licensed names, logos and designs provided by, among other sources, professional and collegiate sport teams and the entertainment industry. Most commercial and industrial printing is done on single or multi color automated presses. These applications are used on a worldwide basis.

Business Strategy

          The Company’s objective is to establish and maintain long-term relationships with its customers by providing them with a single source solution for their apparel decorating equipment, software and related services. To achieve this goal, the Company has developed a comprehensive approach under which it (i) sells a broad range of Tajima embroidery machines, which was approximately 54% of 2008 revenues, (ii) sells new digital printing equipment, which was approximately 13% of 2008 revenues (iii) sells new MHM screenprinting equipment, which was approximately 10% of 2008 revenues, (iv) distributes Pulse’s proprietary application software programs for embroidery machines, (v) sells SEIT textile lasers (vi) sells a broad range of supplies, accessories and products, (vii) sells used embroidery machinery, and (viii) provides comprehensive customer training, support and service for these embroidery, screen printing machines and textile lasers. The Company believes that this comprehensive approach positions it to become its customers’ preferred vendor for their equipment and related services. To complement its comprehensive approach effectively and efficiently, the Company’s business strategy includes the following:

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

          Digital Printing Machines. The Company believes that offering Kornit and Mimaki digital printing equipment along with the T-Jet Blazer Express sold through our subsidiary U.S. Graphics, further enhances our market position in the decorated apparel industry. U. S. Graphics has serviced the decorated apparel industry with a wide range of educational services, software and supplies for twenty-nine years. U. S. Graphic’s websites are among the most highly trafficked in the United States. The Company currently offers three different brands of digital printing presses. Kornit digital printers are high production industrial machines that print direct-on-garment with the capabilities of printing on light and dark garments. These units range from $95,000 to $185,000. Mimaki digital printers are used for textiles and apparel and can print directly on ready-made clothing and help designers support small lot production and “on-demand” market requests. The Company currently only distributes one model from Mimaki that sells for $28,000. U.S. Graphics designs and manufactures several direct-on-garment inkjet printers. U.S. Graphics sells through is existing worldwide dealer network and company sales representatives. These units range from $18,000 to $28,000.

          Screenprinting Machines. The Company believes that offering MHM screenprinting equipment will provide us with an opportunity to strengthen our position in the apparel adornment marketplace by being able to provide our existing customers a highly productive line of equipment that complements our existing Tajima embroidery equipment, as well as exposing the Company to a new customer base. For more than 25 years, MHM has been synonymous with revolutionary innovations in the field of screen printing. MHM places great emphasis on its continual research and development that focuses on improving productivity, reliability and ease of use. The Company offers a variety of automated screen printing presses ranging from an 8 station (6 color) model up to a 20 station (18 color) model. These units range in price from $40,000 to $180,000. The Company also sells the flash cure units and flocking modules that can be attached to any of the stations on the screen printing press as well as dryers and related screen printing machine parts.

          Pulse Software. Hirsch is a distributor of Pulse software which offers a wide range of proprietary application software products to enhance and simplify the embroidery process. Pulse’s computer-aided design software packages target the different functions performed by embroiderers, and are contained in an integrated product line. Pulse also has proprietary software for the SEIT laser that is compatible with its embroidery software to provide the customer with a complete software solution. A majority of Pulse’s proprietary application software products are designed to operate in the Microsoft®, Windows® 98, Windows® XP, and Windows Vista® environments that the Company believes will enhance creativity, ease of use and user flexibility. All Tajima machines, as well as other manufacturers’ embroidery machines, can be networked through Pulse software. It is the Company’s established practice to aggressively market this software with embroidery equipment and as an upgrade to its installed base of over 22,000 embroidery machines. The Company believes that these products have broad appeal to purchasers of single-head and multi-head embroidery machines and present opportunities for the Company to increase sales of embroidery equipment and software as the Company continues to emphasize marketing activities.

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

           Supplies, Accessories, Machine Parts and Products. The Company offers a broad line of consumable supplies, accessories and machine parts utilized in the apparel decorating process. The simplification of the decorating process is an integral part of the Company’s single source strategy. Moreover, the expansion of the Company’s marketing efforts is directed toward trade publications, advertising as well as both industry and trade show participation. To this end, the Company has an on-line store allowing customers to order parts, supplies, and accessories 24 hours a day, 7 days a week.

          Used Embroidery Machinery. The Company, on a case by case basis, accepts used embroidery machines from customers on a trade-in basis as a condition to the sale of a new machine. The amount of trade-ins has been immaterial for the last several years. The Company’s ability to accept used machines is an important sales tool and necessary element in the Company’s sales strategy. On occasion, the Company will also purchase used machines from customers and third-party leasing companies. The Company will then sell the used machines that have been traded-in. The Company believes that the market for used embroidery machines represents an established share of the machine market.

          Customer Support. The Company provides comprehensive customer training, support and service for the embroidery, screenprinting and textile laser machines and software that it sells. The Company’s service department includes field service technicians throughout the U.S. who are directed by four centrally located regional technicians. After the Company delivers a machine to a customer, the Company’s trained personnel may assist in the installation, setup and operation of the machine. The Company employs or contracts with a staff of technical service representatives who provide assistance to its customers by telephone. While many customer problems or inquiries can be handled by telephone, where necessary the Company dispatches one of its field service technicians to the customer.

          Pulse provides telephone-based software support for the Pulse software distributed by the Company. In addition, the Company provides introductory and advanced training programs to assist customers in the use, operation and maintenance of the embroidery machines and software it sells.

Marketing and Customer Support

          The Company has been selling embroidery equipment since 1976 and is one of the leading distributors of Tajima equipment in the world and, through its distribution agreements with Tajima, markets its embroidery products under the name “Tajima USA Sales and Support by Hirsch International Corp.” During 2006, the Company became the exclusive North American distributor of MHM screenprinting equipment and markets that brand as “MHM North America by Hirsch”. In January 2007 the Company became the exclusive distributor of the SEIT textile lasers. In 2008, the Company became distributor for Kornit and Mimaki digital printing equipment. Additionally, on August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic’s. The Company reinforces recognition of its names through trade magazine advertising and participation in seminars and over 20 trade shows annually. The Company’s sales staff is headed by Kris Janowski, Executive Vice-President of Sales for the Company, and consists of salespeople who maintain frequent contact with customers in order to understand and satisfy each customer’s needs. The Company’s products are generally considered by the industry to consist of the highest quality equipment available, and consequently the Company does not attempt to compete exclusively on a price basis but rather on a value-added basis, through its reputation, knowledge of the marketplace, investment in infrastructure and experience in the industry. In the current climate of intense pricing competition from the lower cost manufacturers, the Company attempts, to the best degree possible, to maintain a balance between market share and profit margin.

          The Company believes that a key element in its business is its focus on service, and investment in sales support and training, infrastructure and technology to support operations. To this end, the Company has opened a Solutions Studio in Solon, Ohio. This very unique facility focuses on technology and application development for all graphic and decorated apparel products. The Company provides comprehensive one to five day training programs to assist customers in the use, operation and servicing of the machines and software it sells. Customers are trained in the operation of machines as well as in techniques in general. The Company provides its customers with manuals as training tools. Company personnel also provide technical support by telephone, field maintenance services and quality control testing, as well as advice with respect to matters generally affecting operations. Telephone software support (for embroidery) is provided by Pulse.

          The Company maintains a training center at its Hauppauge, New York headquarters for the training of service technicians. Senior service technicians also receive formal training from Tajima, SEIT, Kornit, Mimaki and MHM in addition to technical updates throughout the year. The Company will continue to dedicate resources to education and training as the foundation for providing the highest level of service. For its U. S. Graphic’s subsidiary, the Company maintains its training center in Tempe, Arizona where technical phone support and training of its technical staff is administered.

         The Company provides its customers with a limited warranty of up to five years against malfunctions from defects in material or workmanship on the Tajima machines it distributes and one year for its MHM screenprinting equipment, Kornit digital printer, Mimaki digital printers and U. S. Graphics digital printers. The warranty covers specific classes of parts and labor. Tajima provides the Company with a limited two year warranty and MHM, Kornit and Mimaki provides the Company with a limited one year warranty. As a consequence, the Company absorbs a portion of the cost of providing warranty service on its products.

Supplier Relationships with Tajima

          On August 30, 2004, the Company entered into new consolidated distribution agreements (the “Consolidated Agreements”) with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products. The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011 (the “Main Agreement”). In addition, the Company was also granted certain non-exclusive distribution rights in the remaining 11 western states (the “West Coast Agreement”) for the period February 21, 2004 through February 21, 2005. As of February 21, 2008, the Company entered into two agreements with Tajima modifying certain terms of the Consolidated Agreements. The most significant modification was that the term of the West Coast Agreement was changed to February 21, 2008 through February 20, 2009. The Company is currently negotiating an extension of the West Coast Agreement.

          Each of the Agreements may be terminated upon the failure by the Company to achieve certain minimum sales quotas. For 2008 a waiver was received and for 2007 the minimum sales quotas were met. Furthermore, the agreements may be terminated if (a) Paul Gallagher is no longer Chief Executive Officer of the Company or (b) if Tajima determines that a change in control of the Company has occurred.

          The Company’s ordering cycle for new embroidery machines is approximately three to eight months, approximately seven to ten weeks for new screen printing equipment and approximately eight weeks for new textile lasers, prior to delivery to the Company. Since the Company generally delivers new machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

          Although there can be no assurance that the Company will be able to maintain its relationship with Tajima, management of the Company believes it is unlikely that the Company would lose Tajima as a supplier because: (i) the Company has maintained a relationship with Tajima for 30 years and is one of Tajima’s largest distributors; (ii) Tajima’s success in the United States is, in large part, attributable to the Company’s knowledge of the marketplace as well as the Company’s reputation for customer support; and (iii) the Company supports Tajima’s development activities.

Supplier Relationship with MHM

          On August 2, 2006, the Company entered into an exclusive ten year distribution agreement with MHM for distribution of MHM screenprinting equipment throughout North America. The agreement provides that the Company must purchase a minimum of $5 million worth of screenprinting equipment during each year. If the Company fails to achieve the minimum quota in any year by ordering only half or less of the required quantity of

MHM products, MHM has the right to terminate the agreement. During the initial period of the agreement, the Company purchased at least one half of the minimum quota.

Supplier Relationship with SEIT

          On January 25, 2007, the Company entered into an exclusive ten year distribution agreement with SEIT for distribution of SEIT line of laser application equipment throughout the U.S. There are no minimum purchase quotas in the agreement.

Supplier Relationship with Kornit

          On February 18, 2008, the Company entered into a distribution agreement with Kornit for distribution of Kornit line of digital printing equipment. The agreement is exclusive for thirteen states in the United States and non-exclusive for the remaining thirty-nine states. There are no minimum purchase quotas in the agreement.

Supplier Relationship with Mimaki

          On May 16, 2008, the Company entered into a distribution agreement with Mimaki for distribution of its’ digital printing equipment. The agreement gives the Company non-exclusive distribution rights for all of the United States. There are no minimum purchase quotas in the agreement.

Other Supplier Relationships

          The Company obtains its inventory for its supplies and accessories business from many different sources. The Company believes that alternate sources of supply are readily available.

Customers

          The Company’s customer base for decorated apparel equipment includes large operators who run numerous machines (which accounts for a smaller percentage of the Company’s business than in years past) as well as individuals who customize products on a single machine. Principal customer groups include: (i) contractors, who serve manufacturers that outsource their embellishment requirements; (ii) manufacturers, who use embroidery, screenprinting, laser etching or digital printing to embellish their apparel, accessories, towels, linens and other products; and (iii) graphic and decorated apparel entrepreneurs, who produce customized products for individuals, sports leagues, school systems, fraternal organizations, promotional advertisers and other groups. There are no major customers who exceed 10% of revenues.

Competition

          The Company competes with original embroidery equipment manufacturers, such as Barudan, Brother International, Happy, Melco Industries and SWF, all of whom distribute products into the Company’s markets. The Company also competes with original screen printing equipment manufacturers, such as M & R, TAS, Anatol and Workhorse. For textile laser bridges, the Company competes against GMI and Proell and for digital printing, competes against DTG and Brother. The Company believes it competes against these competitors on the basis of its knowledge and experience in the marketplace, name recognition, customer service and the quality of the equipment it distributes. Due to the recent decline in overall demand for the decorated apparel industry, potential customers may emphasize price over technology when selecting a machine. Although the Company attempts to compete on the basis of price, to the best degree possible, and to maintain its profit margins, there can be no assurance that the Company will be able to do so. The failure of the Company to maintain its profit margins would have a material adverse effect on the Company.

          Further, the Company’s customers are subject to competition from importers of decorated apparel products, which could materially and adversely affect the Company’s customers, and consequently could have a material adverse effect on the Company’s business, financial conditions and results of operations.

          The Company’s success is dependent, in part, on the ability of Tajima, MHM, Kornit, Mimaki and SEIT to continue producing products that are technologically superior and price competitive with those of other manufacturers. The failure of Tajima, MHM, Kornit, Mimaki and SEIT to produce technologically superior products at a competitive price could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

          As of December 31, 2008, the Company employed 138 persons who are engaged in sales, service, customer care, finance, administration and management for the Company. None of the Company’s employees are represented by unions. The Company believes its relationship with its employees is good.

Item 1A. RISK FACTORS

The Company is dependent on its relationship with Tajima and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

          For the year ended December 31, 2008, approximately 54% of the Company’s revenues resulted from the sales of embroidery equipment supplied by Tajima and for the year ended December 31, 2007 72% of the Company’s revenues resulted from new Tajima equipment sales. Two separate distributorship agreements (collectively, the “Tajima Agreements”) govern the Company’s rights to distribute Tajima embroidery equipment in the United States and the Caribbean. The distributorship agreements with Tajima collectively provide the Company with the exclusive rights to distribute Tajima’s complete line of standard embroidery, chenille embroidery and certain specialty embroidery machines in all 50 states. The Main Agreement, which covers 39 states, is effective from February 21, 2004 through February 21, 2011. The Main Agreement may be terminated by Tajima and/or the Company on not less than two years’ prior notice. Under the non-exclusive West Coast Agreement which covers nine western continental states, and Alaska and Hawaii, the Company is a distributor of Tajima’s complete line of standard embroidery, chenille embroidery and certain specialty embroidery. The West Coast Agreement, as amended, expired February 20, 2009. The Company is in the process of negotiating an extension of the West Coast Agreement, however, there can be no assurance that an agreement can be reached on terms acceptable to the Company. The failure of the Company to obtain an extension of the West Coast Agreement on terms acceptable to the Company could result in a loss of the Company’s right to distribute embroidery machines in the territories covered by the West Coast Agreement which would have a material adverse effect on the Company’s business, operations and financial condition. Each of the Tajima agreements contains language that permits termination if the Company fails to achieve certain minimum sales quotas or annual targets. In 2008 the Company received a waiver and for 2007, the Company met its minimum quota. Furthermore, the agreements may be terminated for, among other reasons, if (a) Paul Gallagher is no longer Chief Executive Officer of the Company or (b) if Tajima determines that a change in control of the Company has occurred. The termination of the Tajima agreements would have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company’s supply of Tajima equipment is disrupted, the Company’s financial condition and results of operations could be materially adversely affected.

           Importing Tajima’s equipment from Japan subjects the Company to risks of engaging in business overseas, including international political and economic conditions, changes in the exchange rates between currencies, tariffs, foreign regulation of trade with the United States, and work stoppages. The interruption of supply or a significant increase in the cost of Tajima equipment for any reason could have a material adverse effect on the Company’s business, financial condition and results of operation. In addition, Tajima manufactures its embroidery machines in several locations in Japan. The Company could be materially and adversely affected should any of these facilities be seriously damaged as a result of a fire, natural disaster or otherwise. Further, the Company could be materially and adversely affected should Tajima be subject to adverse market, business or financial conditions.

The decline in the domestic embroidery industry and the U.S. economy has had a material adverse effect on the Company.

          Beginning in fiscal 1999 and continuing to present day, the embroidery industry experienced (i) a decline in demand for large embroidery machines and (ii) a trend toward the relocation of manufacturing facilities to Mexico, the Caribbean, the Far East and South America (which is outside of the geographic area the Company is authorized to distribute embroidery machines pursuant to the distribution agreements with Tajima), both of which have had a material adverse effect on the operations of the Company, its business and financial condition. A decrease in consumer preferences for embroidered products, a general economic downturn or other events having an adverse effect on the embroidery industry as a whole would also have an adverse effect on the Company. Our operating results are impacted by the health of the United States economy. Our business and financial performance has been and continues to be adversely affected by current economic conditions that cause a decline in business and spending of our customers, including a reduction in the availability of credit for our customers, financial market volatility and recession.

Since the Company pays certain suppliers in foreign currency, it is subject to foreign currency risks.

          The Company pays for its Tajima embroidery machinery in Japanese Yen, its MHM screenprinting equipment in U.S. Dollars and Euros and its SEIT lasers in Euros. Any change in the valuation of the U.S. Dollar compared to the Japanese Yen and to the Euro can change the cost to the Company of its embroidery machines, its screenprinting machines and its textile laser inventory and can result in competitive pressures for reduced U.S. dollar pricing among Yen-based and Euro based equipment distributors and manufacturers. The Company has generally been able to recover increased costs through price increases to its customers or, in limited circumstances, price reductions from Tajima; however, dollar price reductions reduce dollar contribution margins and as a result, create overhead coverage pressure. There can be no assurance that the Company will be able to recover such increased costs in the future or reduce overheads to the necessary degree to obtain profitability. The failure on the part of the Company to do so could have a material adverse effect on the business, operations and financial condition. These transactions are not currently hedged through any derivative currency product. Currency gains and losses in foreign exchange transactions are recorded in the cost of sales section of the statement of operations.

The Company is dependent on its relationship with MHM and if that relationship were terminated, the Company’s business, financial condition and results of operations would be materially adversely affected.

          For year 2008, approximately 10% of the Company’s revenues resulted from the sale of screen printing equipment supplied by MHM. The distribution agreement provides the Company with exclusive rights for ten years to sell MHM screen printing equipment in North America. The agreement stipulates that the Company must purchase a minimum of $5 million worth of screen printing equipment during each year. If the Company fails to achieve the minimum quota in any year because it only orders half of the quantity required, then MHM Austria shall have the right to terminate the agreement. For 2008 MHM waived its minimum purchase requirement.

If the Company does not accurately predict inventory level needs, its business could be materially adversely affected.

          The Company’s ordering cycle for new embroidery machines is approximately three to eight months, approximately seven to ten weeks for new screen printing equipment and approximately eight weeks for new textile lasers prior to delivery to the Company. Since the Company generally delivers new machines to its customers within one week of receiving orders, it orders inventory based on past experience and forecasted demand. Due to the relatively long lead times of the ordering cycle, any significant unanticipated downturn or upturn in equipment sales could result in an increase in inventory levels or shortage of product, respectively, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to successfully compete against its competitors.

          The Company competes with distributors of embroidery machines produced by manufacturers other than Tajima and with manufacturers who distribute their embroidery machines directly as well as with other providers of embroidery products and services. The Company believes that competition in the embroidery industry is based on technological capability and quality of embroidery machines, price and service. If other manufacturers develop embroidery machines which are more technologically advanced than Tajima’s or if the quality of Tajima embroidery machines diminishes, the Company would not be able to compete as effectively which could have a material adverse effect on its business, financial condition and results of operations. The Company also faces competition in selling screen printing equipment, textile lasers, software, supplies, accessories and proprietary products as well as providing customer training, support and services. Due to the decline in overall demand in the apparel decorating industry which occurred during the last several years, potential customers may emphasize price differences over value-added services and support in purchasing new equipment. Severe price competition may impair the Company’s ability to provide its customers with value-added services and support. Although the Company attempts to compete on the basis of price, to the best degree possible, and to maintain profit margins, there can be no assurance that the Company will be able to do so. The Company’s failure to compete effectively in these areas could have a material adverse effect on its business, financial condition and results of operations.

          Embroidery machines produced by Tajima are subject to competition from the introduction by other manufacturers of technological advances and new products. Current competitors or new market entrants could introduce products with features that render products sold by the Company and products developed by Tajima less marketable. The Company relies on Tajima’s embroidery equipment to be of the highest quality and state of the art. The Company’s future success will depend, to a certain extent, on the ability of Tajima to adapt to technological change and address market needs, including price competition. There can be no assurance that Tajima will be able to keep pace with technological change in the embroidery industry, the current demands of the marketplace or compete favorably on price. The failure of Tajima to do so could have a material adverse effect on the Company’s business, financial conditions and results of operations.

The Company is dependent on its existing management team and if any of the key personnel left, the Company would be adversely affected.

          Changes in Company’s business have resulted in increased responsibilities for management and have placed increased demands upon the Company’s operating, financial and technical resources. The Company’s continued success will depend to a significant extent upon the abilities and continued efforts of Paul Gallagher, its Chief Executive Officer. Mr. Gallagher is bound by a 3 year agreement that commenced on September 11, 2006. The loss of the services of Mr. Gallagher, or the services of other key management personnel, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

The Company’s subsidiary, U.S. Graphics, is dependent on its shareholders for financial support, and since continued support has not been determined, U. S. Graphics could be adversely affected.

          U. S. Graphics incurred a net loss in 2007 and 2008 and currently does not have a credit facility with bank Accordingly, U. S. Graphics currently seeks financial support from its parent through a revolving note payable. If such support is not sustained from its parent, U.S. Graphics will face liquidity issues.

The current economic environment has resulted in lower consumer confidence and lower sales. If this trend continues the Company could be adversely affected.

          This current trend may lead to further reduced consumer spending, which could affect our net sales and our future profitability. Therefore, we have taken cost reduction actions to address the uncertainty period posed by the current economic conditions. The Company is also seeking a new revolving line of credit. However, there is no guarantee that the cost reduction actions, or the new revolving line of credit, if obtained, will offset any future effect on our net sales.

The Company’s current share price is below the $1.00 minimum listing requirement for the NASDAQ Global market and the market value of its publically held shares is below the $5 million requirement. NASDAQ Global market has currently suspended these listing requirements until July 20, 2009.

          If NASDAQ Global Market does not extend its suspension of its $1.00 minimum listing requirement and the $5 million minimum market value of publicly held shares requirement, or the Company does not get compliant with these listing requirements by July 20, 2009, the Company could be delisted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2. PROPERTIES

          The Company’s corporate headquarters is in Hauppauge, New York in a 15,000 square foot facility.

          During fiscal 2002, the Company’s the company’s corporate headquarters building was sold to M3GH Properties, LLC and subsequently leased back to the Company. This property housed the Company’s executive offices, the Northeast sales office, technical services, machine and parts warehousing, and order fulfillment. On February 23, 2006, the Company surrendered this lease and concurrently signed a new 62 month lease for approximately 15,000 square feet in a facility also located in Hauppauge, New York which became the Company’s new headquarters facility in July 2006.

          In addition to the Company’s headquarters, the Company leases 20 regional satellite offices under non-cancelable operating leases. These offices consist of regional sales offices and training centers. All leased space is considered adequate for the operation of our business, and no difficulties are foreseen in meeting any future space requirements.

          U. S. Graphics is located in Tempe, AZ where they develop and manufacture digital printing equipment within a 25,000 square foot facility that has a three year lease that commenced August 4, 2008 and expires on August 3, 2011. The Company does not guarantee the lease.

ITEM 3. LEGAL PROCEEDINGS

          The Company is a defendant in various litigation matters, each arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)     The Company’s outstanding Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A Common Stock, par value $.01 per share, trades on the NASDAQ Global Market under the symbol “HRSH”. The following table sets forth for each period indicated the high and low closing bid prices for the Class A Common Stock as reported by the NASDAQ Global Market. Trading began in the Class A Common Stock on February 17, 1994. Class B Common Stock is not publicly traded.

2008	High	Low
Fourth Quarter ended December 31, 2008	$0.99	$0.22
Third Quarter ended September 30, 2008	$1.42	$0.96
Second Quarter ended June 30, 2008	$2.28	$1.24
First Quarter ended March 31, 2008	$1.98	$1.46

2007	High	Low
Fourth Quarter ended December 31, 2007	$2.67	$1.69
Third Quarter ended September 30, 2007	$4.70	$2.15
Second Quarter ended June 30, 2007	$5.25	$3.20
First Quarter ended March 31, 2007	$4.12	$2.08

(b)    As of March 24, 2009, the Company believes that there were approximately 101 record holders of its Class A Common Stock and 1 record holder of its Class B Common Stock.

(c)    No dividends were declared during 2008 or 2007.

(d)    Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,683,000	$1.62	1,215,000

ITEM 6. SELECTED FINANCIAL DATA

        Disclosure not required by smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate ” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences should be read in conjunction with, and are qualified in their entirety by, the Company’s Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period. The current economic environment has resulted in lower consumer confidence and lower sales. This trend may lead to further reduced consumer spending, which could affect our net sales and our profitability.

Company Overview

  The Company, founded in 1968, is a leading provider of equipment and education and support services to the decorated apparel industry. The Company represents the decorated apparel industry’s leading brands including Tajima embroidery equipment, MHM screen printing equipment, SEIT textile bridge lasers, Pulse Microsystems digitizing and design software, Kornit and Mimaki digital printers. Hirsch believes its comprehensive customer service, user training, software support through Pulse and broad product offerings combine to place the Company in a competitive position within its marketplace. The Company sells embroidery machines manufactured by Tajima and Tajima USA, Inc. (“TUI”), screen printing machines manufactured by MHM, textile laser machines manufactured by SEIT, digital printer manufactured by Kornit and Mimaki as well as a wide variety of supplies and accessories.

  On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement. In connection with, and as is condition to the acquisition, Graphic Arts Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain outstanding indebtedness of U.S. Graphics and agreed, under certain circumstances, to make further advances to U. S. Graphics. U. S. Graphics develops and manufactures digital inkjet printers for the worldwide decorated apparel industry.

  The current economic environment has resulted in lower consumer confidence and lower sales. This trend may lead to further reduced consumer spending, which could affect our net sales and our future profitability. Therefore, we have taken cost reduction actions to address the uncertainty posed by the current economic conditions. The Company is also seeking a new revolving line of credit.

          The Company is and has been affected by the fluctuating value in foreign exchange of the US dollar versus the Yen resulting in dollar price pressure for machine sales. Most Japanese based equipment competitors in the industry (including the Company) have faced difficulty as a result of the fluctuation in the exchange rate.

     Results of Operations

     The following table presents certain income statement items expressed as a percentage of total revenue for the years ended December 31, 2008 and 2007.

	2008	2007

Net sales	100%	100%
Cost of sales	69.8%	62.6%
Operating expenses	46.7%	33.8%
Interest expense	0.1%	0.0%
Other expense (income), net	-0.4%	-0.7%
Income (loss) before income taxes	-16.3%	4.3%
Income tax provision	0.0%	0.3%
Net Income (loss)	-16.3%	4.0%

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

Critical Accounting Policies

          Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

        Revenue Recognition - The Company distributes embroidery, screenprinting and laser equipment that it offers for sale. Where installation and customer acceptance are a substantive part of the sale by its terms, the Company has deferred recognition of the revenue until such customer acceptance of installation has occurred. In 2008 and 2007, most sales of new equipment did not require installation as a substantive part of sales, and accordingly, the Company recorded its sales at the time the machinery was shipped. Service revenues (which are not material) and costs are recognized when services are provided. Sales of software are recognized when shipped since no post-contract or support obligations remain. Sales of parts and supplies are recognized when shipped.

          Identifiable Intangible Assets – Our definite lived intangible assets are tested under FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators are present. An undiscounted model is used to determine if the carrying value of the asset is recoverable. If not, a discounted analysis is done to determine the fair value. We engage a valuation analysis expert to prepare the models and calculations used to perform the tests, and we provide them with estimates regarding the expected growth and performance for future years.

        Changes in the assumptions used could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discounted rate used to derive the present value factors used in determining the fair value of the trademarks and customer lists; (ii) royalty rates used in our trademark valuation; (iii) projected average revenue growth rates used in the trademark and customer list models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

          The 2008 impairment charge to identifiable intangible assets of $845,000 relates to the customer list of U.S. Graphics, which was primarily the result of a decrease in the projected revenue derived from repeat customers, especially due to poor performance in early 2009. At December 31, 2008, after the impairment charge, we had identifiable intangible assets of approximately $481,000.

          As indicated above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time.

          Allowance for Doubtful Accounts - The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results could be significantly adversely affected. The Company maintains a lien on its equipment sales until the required payment is made.

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

          Warranty - The Company provides a five-year limited warranty for its embroidery machines and a one-year limited warranty for its screenprinting, textile lasers and digital printing machines. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims significantly exceeds the estimated warranty reserve, the Company’s operating expenses and net income (loss) could be significantly adversely affected.

          Stock Based Compensation - The Company accounts for share-based compensation cost in accordance with Statement of Financial Standards No. 123(R), “Share-Based Payment”. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The compensation cost is recognized over the service period which is usually the vesting period of the award. For the years ended December 31, 2008 and 2007, the Company recognized $353,000 and $759,000, respectively, of non-cash compensation expense included in Selling, General and Administrative expense in the Consolidated Statement of Operations. The Company used the Black-Scholes valuation model. This option pricing model requires the impact of highly subjective assumptions including the expected lives, volatility, risk free rate & expected dividend rate. It also requires the Company to estimate for forfeitures.

2008 as Compared to 2007

          Net sales. Net sales for 2008 were $42.5 million, a decrease of $10.1 million, or 19.2% compared to $52.6 million for 2007. The decrease in sales volume 2008 is mainly attributable to the decrease in sales volume of $14.3 million from Tajima embroidery equipment, a $0.6 million decrease in screenprinting equipment, and a decrease of $0.8 million from software sales. Offsetting these products were increases in SEIT textile lasers of $0.8 million, Kornit and Mimaki digital printers of $1.0 million, and sales from U. S Graphic’s of $4.2 million from their T-Jet digital printer and ancillary products. All other product categories combined for a decrease of

$0.3 million. There are no major customers who exceed 10% of revenues in either period.

         Cost of sales. For 2008, cost of sales decreased $3.2 million or 9.7%, from $32.9 million in 2007 to $29.7 million in 2008. The decrease was primarily the result of $7.6 million in Tajima embroidery machines, $0.7 million in MHM screenprinting equipment. Offsetting the increase was a $3.8 million increase from U. S. Graphic’s, $1.0 million from Kornit and Mimaki digital printing equipment, $0.6 million in SEIT textile lasers. All other product categories resulted in a net decrease of $0.2 million. Included in cost of sales for 2008 and 2007 was a currency gain of $177,000 and $43,000 respectively. The Company’s gross margin decreased for 2008 to 30.2%, as compared to 37.4% for 2007. The reduction in gross margin was a result of reduced selling prices and higher product costs. For the year ended December 31, 2008 as compared to the year ended December 31, 2007, the Company experienced a decrease in gross margin dollars primarily from embroidery machines of $6.7 million, and from software sales of $0.8 million. These were offset by increases in gross margin dollars from U. S. Graphic’s of $0.4 million, from MHM screenprinting machines of $0.1 million, and from SEIT Textile lasers of $0.2 million and $0.2 million from Kornit and Mimaki digital printers. All other product categories combined resulted in a total gross margin decrease of $0.2 million. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are priced in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness. Embroidery machinery prices have changed in US dollars due to these exchange rate fluctuations. Some, but not, all of the Company’s competitors face similar circumstances.

          Operating Expenses. For 2008, overall operating expenses increased $2.1 million or 11.8%, from $17.8 million in 2007 to $19.9 million for 2008. Selling, general and administrative expenses associated with the Company’s ongoing operations increased $0.8 million, or 4.4% to $19.0 million for 2008 from $18.2 million for 2007. The increase in selling, general and administrative expenses are attributable to increased marketing costs associated with adding three new digital printing products of $0.2 million, increased depreciation and amortization associated with implementing a new Enterprise Resource Planning (“ERP”) and Customer Relationship Manangement (“CRM”) system of $0.1 million and $2.6 million in operating expenses from U.S Graphics. These increases were partially offset by decreases in salaries and commissions of $1.2 million, reduction of professional fees of $0.3 million and all other items netting to a $0.6 million decrease. Included in 2008 operating expenses was an impairment charge for $845,000, related to the impairment of the Customer List from U.S. Graphics. Included in 2007 were approximately $0.9 million in bonus costs and the recognition of $450,000 in income associated with the settlement agreement with Sheridan Square Entertainment.

          Interest Expense. Interest expense for 2008 was $63,000 as compared to $12,000 for 2007. The increased interest expense relates to financing costs primarily from U.S. Graphics.

          Other (Income) Expense. Other income for 2008 was $190,000 of other income as compared to $357,000 in 2007. In both 2008 and 2007 this was primarily due to lower cash balances at lower interest rates resulting in lower interest income.

          Income Tax Provision. The income tax provision reflects an effective tax rate of 0.0% for 2008 as compared to an effective tax rate of 7.1% for 2007. The difference of the above rates to the federal statutory rate are a result of adjustments for state income taxes and permanent differences offset by the valuation allowance established on deferred tax assets since the Company cannot determine the future utilization of those assets.

          Net Income. The net loss for 2008 was $6.9 million as compared to net income for year 2007 was $2.1 million, a change of $9.0 million.

Liquidity and Capital Resources

       The Company’s working capital decreased $8.4 million or 44.2% to $10.6 million at December 31, 2008 from $19.0 million at December 31, 2007. This decrease was primarily the result of decreased operating results.

          During 2008, the Company’s cash decreased $9.5 million or 66.0% to $4.9 million from $14.4 million at December 31, 2007. Cash used in operating activities in calendar 2008 was $7.5 million. Of these amounts, $2.3 million resulted from the unrestricting of cash used to collateralize a standby letter of credit, $9.8 million was used in other operating activities including the paydown of accounts payable and the purchase of inventory.

          Cash used in investing activities consisted of capital expenditures of $1.4 million which is from the investment in a new CRM and ERP system. Cash used in financing activities was $0.5 million primarily relating to the payoff of acquired debt.

Revolving Credit Facility and Borrowings

          The Company does not currently have a credit facility as it believes it has sufficient cash to fund current working capital needs. The Company, at this time, does intend to enter into a new revolving line of credit.

Future Capital Requirements

          The Company believes its existing cash and funds generated from operations will be sufficient to meet its working capital requirements. Working capital requirements at the Company’s subsidiary, U.S. Graphics, is primarily dependant on a revolving note payable with its ultimate parent. If U.S. Graphics cannot sustain the facility, U.S. Graphics will have working capital deficiencies.

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

Recent Accounting Pronouncements

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 did not have a material impact on our results of operations or our financial position. For 2008, SFAS 157 had no impact because the Company does not have any financial assets and liabilities that get marked to market on a recurring basis.

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

          In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material impact on our results of operations or our financial position.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Disclosure not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the information contained in pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company’s management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company’s management, including its CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of U. S. Graphics, which was acquired on August 4, 2008, and which is included in the statements of income, stockholder’s equity, and cash flows for the year then ended. U. S. Graphics represented 9.9% of revenues and 9% of our assets. Additional information regarding the acquisition of U.S. Graphics is available in the Notes to the Consolidated Financial Statements included in this Form 10-K for the year ended December 31, 2008. Management did not assess the effectiveness of internal control over financial reporting of U. S. Graphics because of the timing of the acquisition. Based on that evaluation, the CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Executive Officers and Directors

       The following table sets forth the names and ages as of March 18, 2009 of the Company’s directors and executive officers and the positions they hold with the Company:

Name	Age	Position
Henry Arnberg	66	Chairman of the Board of Directors
Paul Gallagher	59	Chief Executive Officer, President, Chief Operating Officer and Director
Marvin Broitman	70	Director
Mary Ann Domuracki	54	Director
Christopher J. Davino	43	Director
Beverly Eichel	51	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary

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

          Marvin Broitman has served as a director of the Company since April 1994, was the President of Uniwave, Inc., a company engaged in the engineering and manufacturing of automation accessory equipment for textile machinery since 1968 until his retirement in May 2008. Mr. Broitman received a Bachelor of Electrical

Engineering degree from City College in 1961 and an MBA from the Harvard Business School in 1968. Mr. Broitman serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

  Mary Ann Domuracki has served as a director of the Company since September 2001, and is a Managing Director of Restructuring at Financo, Inc. (an investment banking firm) since September 2001. Ms. Domuracki has more than 25 years experience of accounting, advisory and operating management services. Her industry experience includes, senior management positions as President of Danskin, Inc., Executive Vice President of Administration and Finance of Kasper A.S.L., and most recently, Executive Vice President and Chief Financial Officer of Pegasus Apparel Group, Inc. Ms. Domuracki is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (“AICPA”), and has a Bachelor of Business Administration from Pennsylvania State University with a concentration in Accounting. Ms. Domuracki serves on the Audit, Stock Option and Compensation Committees of the Board of Directors.

          Christopher J. Davino was appointed on January 29, 2009 the interim President, Chief Executive Officer of Premier Exhibitions, Inc. Prior to that, he was the business leader of XRoads Solutions Group (a corporate restructuring management consulting company) in their corporate rescue practice. He has served as a director of the Company since October 2004. Since early 2006, Mr. Davino has been President of Osprey Point Advisors, LLC, a firm providing consulting and investment banking services to companies including capital raising and mergers and acquisitions. From July 2004 through December 2005, Mr. Davino was President of E-Rail Logistics Inc., a rail logistics company. Prior to that position, Mr. Davino worked as a restructuring professional at Wasserstein and Perella and Zolfo Cooper. Mr. Davino is a seasoned restructuring professional having provided strategic and financial advice to Fortune 500 companies, financial sponsors and strategic buyers, commercial banks and bondholders with respect to corporate restructurings and mergers and acquisitions over the last 14 years. Mr. Davino received his Bachelor of Science in Finance from Lehigh University.

  Beverly Eichel, has been Executive Vice President of Finance and Administration and Chief Financial Officer of the Company since February 1, 2002. Ms. Eichel has also served as the Company’s Secretary since October 2002. Prior thereto, she was Executive Vice President and Chief Financial Officer of Donnkenny, Inc. from October 1998 to June 2001. From June 1992 to September 1998, Ms. Eichel served as Executive Vice President and Chief Financial Officer of Danskin, Inc. and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel is a non-active Certified Public Accountant in the State of New York and a member of the AICPA. Ms. Eichel received a Bachelor of Science in Accounting from the University of Maryland in 1980.

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

Code of Ethics

          The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer, which is a “Code of Ethics” defined by the applicable rules of the Securities and Exchange Commission. The Company undertakes to provide to any person without charge, upon request, a copy of the Company’s Standards of Business Conduct. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer. If the Company makes any amendment to its code of ethics, other than technical, administrative or non-substantive amendments, or grants any waivers, including implicit waivers from a provision of the code of ethics to the Company’s principal executive officer, principal financial officer or persons performing similar functions, the Company will disclose the motive for the amendment or waiver, its effective date and to what it applied on a report on Form 8-K filed with the Securities and Exchange Commission.

Code of Conduct

          The Company adopted a Code of Conduct that applies to all employees, including all executive officers. Print copies of the Code of Conduct are available to any stockholder that requests a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities collectively, the “Reporting Persons” to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company’s review of the copies of such forms received by it during the year ended December 31, 2007, the Company believes that the Reporting Persons complied with all filing requirement applicable to them.

 ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Components

 The Company has entered into employment agreements with its President and Chief Executive Officer and its Executive Vice President - Finance, Chief Financial Officer and Secretary. These employment contracts cover the key elements of the Company’s executive compensation package, which consist of base salary and short-term and long-term incentives, and cover severance and termination benefits. These employment agreements are discussed below under the heading “Employment Agreements”. Our policy for allocating between currently paid and long-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and shareholders. Likewise, the Company provides cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward performance for specific short-term goals or in the discretion of the Compensation Committee. The Company provides equity compensation to reward performance for objectives and long-term strategic goals and to assist in retaining executive officers and aligning the interests of Hirsch and its shareholders.

     Base Salary

          Mr. Gallagher and Ms. Eichel are entitled to minimum base salaries set forth in their employment agreements (See “Employment Agreements”). The base salaries for Mr. Gallagher was $425,000 and for Ms. Eichel $300,000 for 2008. For the year ending December 31, 2009, Mr. Gallagher and Ms. Eichel’s base salaries are set by their employment agreements.

The following are the salaries for the year ending December 31, 2009:

Executive Officer	Base Salary
Paul Gallagher	$425,000
Beverly Eichel	$315,000

     Short-Term Incentives

          Short-term incentives are paid primarily to recognize specific operating performance achieved within the last fiscal year. Since such incentive payments are related to a specific year’s performance, the Company’s Compensation Committee understands and accepts that such payments may vary considerably from one year to the next. The Company’s bonus program generally ties executive compensation directly back to the annual performance of the Company overall. These executives may earn a percentage of their base salary set forth in the executive’s employment agreement, pursuant to the Company’s annual incentive program, as a performance-related bonus.

          There was no incentive plan or discretionary bonus awarded during the period ended December 31, 2008.

     Long-Term Incentives

During the year ended December 31, 2008, and 2007, 75,000 options (pursuant to an employment agreement) and 625,000 options (of which 425,000 was pursuant to employment agreement), respectively, were granted to the Company’s senior executives.

Timing of Grants. Awards have historically been granted to executive officers and eligible full-time employees once per year. The Stock Option Committee has typically met annually within the first 120 days after the start of the new fiscal year and approved the annual grant of options (if given). In 2007, the Board of Directors and Stock Option Committee kept its historical practice of granting annual awards to directors, executive officers and eligible full-time employees under the 2003 Stock Option Plan. No additional awards, other than the 75,000 option grant discussed above, were granted in year 2008 to executives.

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

SUMMARY COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2008

     The following table sets forth compensation earned during the calendar year ended December 31, 2008 by the Company’s Principal Executive Officer, and Chief Financial Officer who are the only executive officers of the Company (the “Named Executives”):

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total Compensation ($)

Paul Gallagher Chief Executive Officer	2008	$408,000	$189,418	-	$20,000	$617,418
	2007	$382,000	$363,942	$319,000	$20,000	$1,084,942

Beverly Eichel Executive VP-Finance, Chief Financial Officer and Secretary	2008	$299,000	$37,532	-	-	$336,532
	2007	$289,000	$84,658	$162,000	-	$535,658

(1)

Represents the compensation costs of stock options for financial reporting purposes under FAS 123R, rather than an amount paid or realized by the Named Executive Officer. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. More information with respect to the assumptions used in the calculation of these amounts is included in Note 2n to the Company’s consolidated financial statements for the year ended December 31, 2008 .

(2)	The amounts shown reflect cash awards to the Named Executives under the Incentive Plan, which is discussed in further detail under the heading “Short-Term Incentives”. These amounts were earned in 2007, but paid in 2008 . No amounts were earned in 2008.

(3)	Represents the cost to the Company of Mr. Gallagher’s use of a company car.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Paul Gallagher	50,000	25,000 (1)	-	$2.34	9/11/12
	150,000	-	-	$1.12	12/01/09
	100,000	-	-	$1.34	01/27/11
	133,000	67,000 (1)	-	$1.20	02/24/11
	100,000	200,000 (2)	-	$2.12	10/04/11
	25,000	50,000(1)	-	$1.19	9/11/13
	75,000 (1)	-	-	$2.12	10/04/11
Beverly Eichel

	40,000	-	-	$1.12	12/01/09
	50,000	-	-	$1.34	01/27/11
	34,000	17,000 (1)	-	$1.20	02/24/11
	67,000	33,000 (2)	-	$2.12	11/20/11

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

Retirement Benefits

  Each of the Company’s executive officers is entitled to participate in the Company’s defined contribution 401K plan on the same basis as all other eligible employees. Under the terms of the 401K plan, as prescribed by the Internal Revenue Service, the contribution of any participating employee is limited to the lesser of a maximum percentage of annual pay or a maximum dollar amount ($15,500 for 2008 and 2007). Our executive officers are subject to these limitations and therefore the Company does not consider its retirement benefits to be a material portion of the compensation program for our executive officers.

Change of Control/Severance Benefits

          Each of Mr. Gallagher and Ms. Eichel has an employment agreements (see “Employment Agreements” below for a description of change of control benefits).

          If a change of control occurred on December 31, 2008, the following compensation would be due:

Paul Gallagher	$425,000
Beverly Eichel	$300,000

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

          Mr. Gallagher was or will be granted options (the “Options”) to purchase up to 525,000 shares (375,000 shares granted in 2006, 75,000 shares granted in 2007 and 75,000 shares were granted in 2008) of the Company’s Class A Common Stock pursuant to the Company’s 2003 Stock Option Plan. In 2006, 300,000 options were granted at an exercise price of $2.12 per share and vest as follows:

•  100,000 Options vested on the date immediately following the period that the closing price of the Class A Common Stock remained at or above $2.50 for at least twenty consecutive trading days  which was April 16, 2007;

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

          In 2006, Mr. Gallagher was also granted Options to purchase an additional 75,000 shares of Class A Common Stock at an exercise price of $2.12 per share. The Company issued options to purchase 75,000 shares of Class A Common Stock on September 11, 2007 (which were granted at $2.34, the closing price on the Nasdaq Global Market on such date) and Options to purchase 75,000 shares of the Class A Common Stock were granted on September 11, 2008 at a strike price equal to the closing price of the Company’s Class A Common Stock on each of those dates. These options will vest in three equal annual installments of 33 1/3 percent each of the first, second, and third anniversary of the date of grant.

          Finally, any unvested stock options held by Mr. Gallagher at the time of termination in connection with a change of control shall become immediately vested and exercisable.

          Beverly Eichel – Executive Vice President, Chief Financial Officer and Secretary

          Effective February 1, 2008, Ms. Eichel entered into a two-year employment agreement to serve as the Company’s Executive Vice-President-Finance and Administration, Chief Financial Officer and Secretary.

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

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2008

The table below summarizes the compensation paid by the Company to non-employee Directors for the year ended December 31, 2008.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards (2)/(3) ($)	Total ($)
Marvin Broitman	$22,000	$10,056	$32,056
Mary Ann Domuracki	$21,000	$10,056	$31,056
Henry Arnberg	$12,250	-	$12,250
Christopher J. Davino	$21,250	$10,056	$31,306

(1)	Paul Gallagher, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receive no compensation for his services as a director. The compensation received by Mr. Gallagher as an employee of the Company is shown in the Summary Compensation Table.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS123(R) and thus includes the amount from awards granted in and prior to 2008. As of December 31, 2008 each Director has the following number of options outstanding: Marvin Broitman 50,000, Mary Ann Domuracki 50,000, and Christopher J. Davino 50,000.

(3)	For the year ended December 31, 2008, in accordance with FAS123R, the grant date fair value of the option awards for Marvin Broitman, Mary Ann Domuracki, Christopher J. Davino was $10,056 for each director.

Director’s Compensation

     Directors who are employees of the Company or its subsidiaries receive no compensation, as such, for service as members of the Board other than reimbursement of expenses incurred in attending meetings. Directors who are not employees of the Company or its subsidiaries receive an annual directors’ fee of $6,000 plus $1,250 for each board or stockholder’s meeting attended and $1,000 for each meeting of an executive committee of the Board attended, and are reimbursed for expenses incurred in attending such meetings. In addition, all non-employee directors participate in the Company’s 2004 Non-Employee Director Stock Option Plan. Under the terms of our 2004 Non-Employee Director Stock Option Plan, each non-employee director receives a grant of 10,000 options upon their appointment to the Board. In addition, each non-employee director receives an automatic grant of 10,000 options on the date of our Annual Meeting of Stockholder’s, the exercise price for all of these options is the closing price on the Nasdaq Global Market on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of March 10, 2008, by (i) each person who owns more than 5% of the outstanding shares of Class A and Class B Common Stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors of the Company as a group. Except as otherwise noted, the individual director or executive officer or his or her family had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A Common Stock and Class B common stock outstanding as of March 24, 2009 was 9,083,065 and 400,018 respectively.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class

Henry Arnberg	Class A	913,158	10.1%
	Class B	400,018 (3)	100%

Paul Gallagher	Class A	1,331,233(8)	13.7%
	Class B	–	–

Marvin Broitman	Class A	65,728(5)	*
	Class B	–	–

Mary Ann Domuracki	Class A	30,000 (6)	*
	Class B	–	–

Christopher Davino	Class A	30,000 (7)	*
	Class B	–	–

Beverly Eichel	Class A	404,666 (9)	4.4%
	Class B	–	–

All Executive Officers and Directors as a group (6 persons)	Class A	2,774,785	29.7%
	Class B	400,018	100%
Paul Levine	Class A	1,099,621(4)	12.1%
	Class B	–	–

Adam Gross	Class A	588,235 (10)	6.6%
APG Capital, LP	Class B	–	–
APG Capital Partners, LP
APG Capital Management, LLC
12 Greenway Plaza, Suite 1100
Houston, Texas 77046

Lloyd I. Miller, III	Class A	656,861 (11)	7.2%
4550 Gordon Drive	Class B	–	–
Naples, FL 34102

The PNC Financial Services Group, Inc.	Class A	493,702 (12)	5.4%
PNC Bank, National Association	Class B	–	–
One PNC Plaza
249 Fifth Avenue
Pittsburg, PA 15222-2707
PNC Bankcorp, Inc.
300 Delaware Avenue, Suite 304
Wilmingon, DE 19801

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

(3)     Includes 400,018 shares of Class B Common Stock held by an estate planning entity for the benefit of Mr. Arnberg’s children. Mr. Arnberg exercises voting control over these shares. These shares may be converted into the same number of Class A Common Stock.

(4)     Includes 100,000 shares of Class A Common Stock owned by trusts created for the benefit of Mr. Levine’s children as to which he disclaims beneficial ownership. Mr. Levine’s address is 2424 N. Federal Highway, Boca Raton, FL 33431.

(5)     Includes options to purchase 10,000, 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $1.02, $1.33, $2.35 and $2.29 per share, respectively.

(6)     Includes options to purchase 10,000, 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $1.02, $1.33, $2.35 and $2.29 per share, respectively.

(7)     Includes options to purchase 10,000, 10,000, 6,667 and 3,333 shares of Class A Common Stock at an exercise price of $1.01, $1.33, $2.35 and $2.29 per share, respectively.

(8)     Includes options to purchase 150,000, 100,000, 133,334, 175,000, 50,000 and 25,000 shares of Class A Common Stock at an exercise price of $1.12, $1.34, $1.20, $2.12, $2.34 and $1.19 per share respectively.

(9)     Includes options to purchase 40,000, 50,000 and 33,333 and 33,333 shares of Class A Common Stock at an exercise price of $1.12, $1.34, $1.20 and $2.12 per share respectively.

(10)   Based solely upon a Schedule 13-G filed with the Securities and Exchange Commission by the referenced parties on February 12, 2009.

(11)   Based solely upon a Schedule 13-G filed with the Securities and Exchange Commission by the referenced party on February 05, 2009.

(12)   Based solely upon a Schedule 13-G filed with the Securities and Exchange Commission by the referenced parties on February 12, 2009. PNC Bank, National Association is the trustee for trust accounts, holding the referenced shares. In connection with the trust accounts, PNC Bank, National Association in its capacity as trustee, entered into a Investment Advisory Agreement with Lloyd I. Miller III. The Investment Advisor Agreement may be terminated upon 30 days prior written notice.

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

          The following table sets forth the fees paid to BDO Seidman, LLP for professional services for years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$249,000	$181,500
Audit-Related Fees	115,300	13,800
Tax Fees	34,000	31,200
	$398,300	$226,500

Audit fees include fees billed for the audit of Hirsch International Corp. and its consolidated subsidiaries, and the review of quarterly financial information.

Audit-Related Fees include fees billed for consultation on accounting matters and historical audited financial statements of U.S. Graphics.

Tax Fees include fees billed for the preparation of tax returns and consulting on tax examinations and planning matters.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

(a)(1) All Financial statements	Page(s)
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 to F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 to F-24
(a)(3) Exhibits which are listed on the Exhibit Index below

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(1) 3.1	Restated Certificate of Incorporation of the Registrant
(2) 3.2	Amended and Restated By-Laws of the Registrant
(3) 4.1	Specimen of Class A Common Stock Certificate
(3) 4.2	Specimen of Class B Common Stock Certificate
(4) 10.1	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc and Tajima America Corp.
(4) 10.2	Distributorship Agreement dated as of April, 2004 among the Company, Tajima Industries Ltd (“Tajima”), Tajima USA, Inc and Tajima America Corp.
(5) 10.3	1993 Stock Option Plan, as amended
(6) 10.4	2003 Stock Option Plan, as amended
(5) 10.5	1994 Non-Employee Director Stock Option Plan, as amended
(7) 10.6	2004 Non-Employee Director Stock Option Plan
(8) 10.7	Lease Agreement dated March 8, 2001 between the Company and Brandywine Operating Partnership, L.P.
(9) 10.8	First Amendment to Lease dated December 2001 between the Company and Brandywine Operating Partnership, L.P.
(10) 10.9	Lease Agreement dated February 23, 2006 between the Company and 50 Engineers Road H LLC.
(11) 10.10	Employment Agreement for Beverly Eichel, dated as of February 1, 2008
(12) 10.11	Distribution Agreement, dated July 8, 2006, between MHM Siedruckmachinen Gmbh and Hirsch Distribution, Inc.
(12) 10.12	Guaranty of Obligation dated July 25, 2006
(13) 10.13	Employment Agreement for Paul Gallagher, dated November 13, 2006
(14) 10.14	Sales, Service and Support Representation Agreement (“the Service Agreement”), dated as of January 1, 2008, between Kornit Digital LTD and Hirsch International, Corp.
(14) 10.15	Letter Agreement (modifying the Service Agreement), dated February 14, 2008, between Konit Digital LTD and Hirsch International Corp.
10.16	Modification Agreement (to Distribution Agreement), dated as of February 21, 2008, among Tajima Industries LTD., Tajima America Corp. and Hirsch International Corp. (filed herewith).
10.17	Extension Agreement (to Distribution Agreement), dated as of February 21, 2008, among Tajima Industries LTD., Tajima America Corp. and Hirsch International Corp. (filed herewith).
(15) 14.1	Code of Ethics
21.1	List of Subsidiaries of the Registrant
23.1	Independent Registered Public Accounting Firm Consent

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.
(2)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October, 31, 1997.
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618.
(4)	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 2004.
(5)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on May 30, 2002.
(6)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on August 20, 2007.
(7)	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commissions on August 6, 2004.
(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission March 15, 2001.
(9)	Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended January 31, 2002.
(10)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the Commission for the fiscal year ended January 28, 2006.
(11)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the Commission for the year ended December 31, 2007.
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on August 3, 2006.
(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on November 16, 2006.
(14)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the Commission for the quarter ended March 31, 2008.
(15)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the Commission for the fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIRSCH INTERNATIONAL CORP.
Registrant

By:	/s/ Paul Gallagher
Paul Gallagher, President Chief Executive Officer and Chief Operating Officer

Dated: March 31, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Arnberg	Chairman of the Board of Directors	March 31, 2009
Henry Arnberg

/s/ Paul Gallagher	President, Chief Executive Officer (Principal Executive Officer), Chief Operating Officer and Director	March 31, 2009
Paul Gallagher

/s/ Beverly Eichel	Executive VP-Finance and Administration, and Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary	March 31, 2009
Beverly Eichel

/s/ Daniel Vasquez	Corporate Controller	March 31, 2009
Daniel Vasquez

/s/ Marvin Broitman	Director	March 31, 2009
Marvin Broitman

/s/ Mary Ann Domuracki	Director	March 31, 2009
Mary Ann Domuracki

/s/ Christopher J. Davino	Director	March 31, 2009
Christopher J. Davino

INDEX TO FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets as of December 31, 2008 and December 31, 2007	F-3-F-4

Statements of Operations for the years ended
December 31, 2008 and December 31, 2007	F-5

Statements of Stockholders’ Equity for the years ended
December 31, 2008 and December 31, 2007	F-6

Statements of Cash Flows for the years ended
December 31, 2008, December 31, 2007	F-7

Notes to the Consolidated Financial Statements	F-8-F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hirsch International Corp.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hirsch International Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hirsch International Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Melville, New York
March 30, 2009

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$4,852,000	$14,422,000
Restricted cash (Note 2c)	–	2,284,000

Accounts receivable, net of an allowance for possible losses of $479,000 and $503,000, respectively and a sales return reserve of $50,000 for both years	4,961,000	5,798,000
Inventories, net (Note 3)	8,527,000	5,725,000
Other current assets	258,000	518,000
Total current assets	18,598,000	28,747,000

PROPERTY, PLANT AND EQUIPMENT, Net (Note 4)	1,915,000	512,000
INTANGIBLE ASSETS, Net (Note 5)	481,000	–
OTHER ASSETS	36,000	41,000
TOTAL ASSETS	$21,030,000	$29,300,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Notes 6, 11d)	$7,071,000	$8,842,000
Lease termination obligation	–	120,000
Other current liabilities	23,000	111,000
Customer deposits and other	852,000	621,000
Total current liabilities	7,946,000	9,694,000
Other Long term Liabilities – Less current maturities	25,000	–
Total liabilities	7,971,000	9,694,000
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (Note 8):
Preferred stock, $.01 par value; authorized:
1,000,000 shares; issued: none	–	–
Class A common stock, $.01 par value; authorized: 20,000,000 shares; issued: 10,226,000 and 10,216,000 shares respectively	102,000	102,000
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 shares for both periods	4,000	4,000
Additional paid-in capital	43,393,000	43,031,000
Accumulated deficit	(28,443,000)	(21,534,000)
	15,056,000	21,603,000
Less: Treasury Class A Common stock at cost – 1,143,000 shares for both years (Note 9)	1,997,000	1,997,000
Total stockholders’ equity	13,059,000	19,606,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,030,000	$29,300,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
NET SALES	$42,527,000	$52,619,000
COST OF SALES (Note 11c,d)	29,691,000	32,940,000
GROSS PROFIT	12,836,000	19,679,000
OPERATING EXPENSES
Selling, general and administrative expenses	19,029,000	18,229,000
Impairment of Customer List (Note 5)	845,000
Litigation settlement	–	(450,000)
Total operating expenses	19,874,000	17,779,000
OPERATING (LOSS)INCOME	(7,038,000)	1,900,000
OTHER INCOME (EXPENSE)
Interest expense	(63,000)	(12,000)
Other income (expense) – net	190,000	357,000
Total other (expense) income	127,000	345,000
(LOSS) INCOME BEFORE (BENEFIT)PROVISION FOR INCOME TAXES	(6,911,000)	2,245,000
INCOME TAX(BENEFIT) PROVISION (Note 7)	(2,000)	158,000
NET (LOSS)INCOME	$(6,909,000)	$2,087,000

(LOSS) INCOME PER SHARE:
BASIC:	$(0.73)	$0.23

DILUTED	$(0.73)	$0.22
WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF (LOSS) INCOME PER SHARE
Basic	9,481,000	9,176,000
Diluted	9,481,000	9,511,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008 and 2007

	Class A Common Stock (Note 8)		Class B Common Stock (Note 8)		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock (Note 9)	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2007	9,289,000	$93,000	525,000	$5,000	$41,933,000	$(23,621,000)	$(1,997,000)	$16,413,000

Exercise of stock options & warrants	802,000	8,000	--	--	339,000	--	--	347,000
Transfers	125,000	1,250	(125,000)	(1,250)	--	--	--
Compensation expense	--	--	--	--	759,000	--	--	759,000
Net income	--	--	--	--	--	2,087,000	--	2,087,000
BALANCE, DECEMBER 31, 2007	10,216,000	102,000	400,000	4,000	43,031,000	(21,534,000)	(1,997,000)	19,606,000

Exercise of stock options & warrants	10,000	-	--	--	9,000	--	--	9,000
Compensation expense	--	--	--	--	353,000	--	--	353,000
Net (loss)	--	--	--	--	--	(6,909,000)	--	(6,909,000)
BALANCE, DECEMBER 31, 2008	10,226,000	$102,000	400,000	$4,000	$43,393,000	$(28,443,000)	$(1,997,000)	$13,059,000

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,909,000)	$2,087,000
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Depreciation and amortization	403,000	226,000
Provision for reserves	510,000	–
Proceeds from settlement of notes receivable	–	450,000
Impairment loss	845,000	–
Stock option expense (Note 2n)	353,000	759,000

CHANGES IN ASSETS AND LIABILITIES:
Restricted cash	2,284,000	(2,284,000)
Accounts receivable	1,234,000	(592,000)
Inventories	(2,384,000)	85,000
Other current assets and other assets	1,461,000	(164,000)
Accounts payable and accrued expenses	(5,263,000)	(946,000)
Net cash used in operating activities	(7,466,000)	(379,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,351,000)	(419,000)
Acquisition fees for U. S. Graphics	(198,000)	–
Investment in U. S. Graphics	(10,000)	–
Net cash used in investing activities	(1,559,000)	(419,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,000)	(120,000)
Payments of debt assumed in acquisition	(550,000)	–
Collection of officers loan receivable	–	495,000
Exercise of stock options	9,000	347,000
Net cash (used in) provided by financing activities	(545,000)	722,000
(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,570,000)	(76,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,422,000	14,498,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,852,000	$14,422,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,000	$12,000
Income taxes paid	$27,000	$52,000
NON CASH FINANCING TRANSACTIONS:
Acquisition fees accrued but not paid	$52,000	–

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 and 2007

1.         BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

The Company is a single source provider of sophisticated equipment and value added products and services to the apparel decorating industry. The equipment and value added products sold by the Company are widely used by contract embroiderers, screenprinters, large and small manufacturers of apparel and fashion accessories, retail stores and entrepreneurs servicing specialized niche markets.

On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U.S. Graphic Arts, Inc. (See Note 5) 100% of the net loss incurred during the period from August 4, 2008 through December 31, 2008, for U.S Graphic Arts, Inc. has been included in these financial statements due to the accumulated loss.

  The Company operates as one segment.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material inter-company balances and  transactions have been eliminated in consolidation.

b.     Revenue Recognition – The Company distributes decorated apparel equipment. Where installation and customer acceptance are a substantive part of the sale, by its terms, the Company defers recognition of the revenue until such customer’s acceptance of installation has occurred. In 2008 and 2007, most sales of new equipment did not require installation as a substantive part of its sales and accordingly; these sales were recorded at the time of shipment.

Service revenues and costs are recognized when services are provided. Sales of software are recognized when shipped provided that no significant vendor and post-contract and support obligations remain and collection is probable.

c.      Cash Equivalents – Cash equivalents consist of money market accounts with initial maturities of three months or less. As of December 31, 2008, the Company did not have any restricted cash. As of December 31, 2007 the Company had $2.3 million in restricted cash used to collateralize shipments at 110% of the ¥232,000,000 standby letter of credit opened in April 2007 and closed September 30, 2008.

d.      Allowance for Doubtful Accounts – The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts significantly exceed the estimated allowance, then the Company’s operating results would be significantly and adversely affected. The Company  maintains a lien on its equipment sales until the required payment is made. The Company also maintains a sales return allowance for returns that are credited in a subsequent period that related to a prior period.

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

i.       Identifiable Intangible Assets – The Company has certain identifiable intangible assets, relating to the U.S. Graphic’s acquisition with definite lives such as customer lists, tradenames and non-compete agreements, which are amortized over their useful lives on a straight-line method or on an accelerated method, which appropriately reflects the economic benefits of the related intangible asset. These intangibles are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators are present using an undiscounted cashflow analysis to determine if the carrying value is recoverable. If not, then a discounted cashflow analysis is performed to determine the fair value. As a result of the 2008 impairment analysis, the Company recorded an impairment charge of $845,000 as a result of the decreases in projected profitability of U. S. Graphics.

j.      Warranty – The Company has a five-year limited warranty policy for its embroidery machines and a one-year limited warranty for its screenprinting and digital printing machines. The Company’s policy is to accrue the estimated cost of satisfying future warranty claims on a quarterly basis. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty.

k.      Leases – Leases (in which the Company is lessee) which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred on a straight line basis.

l.      Income Taxes – The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial  statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when the Company cannot determine the future utilization of some portion or all of the deferred tax asset.

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in the Company’s income tax provision. Previously, the Company’s policy was to classify interest and penalties as an operating expense in arriving at pre-tax income. At December 31, 2008, the Company does not have accrued interest and penalties related to any unrecognized tax benefits. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation for tax liabilities are open for tax years ended December 31, 2006, December 31, 2007, December 31, 2008 and forward. The Company’s major taxing jurisdictions include the U.S., Arizona, California and New York.

m.     Income (Loss) Per Share – Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. Outstanding options of 835,000 were dilutive for the year ended December 31, 2007 and none were anti-dilutive. All options were anti-dilutive for the year ended December 31, 2008. Not included in the calculation of basic and diluted earnings per share were 1,143,000 in treasury shares for both periods.

n.      Stock-Based Compensation – The Company accounts for share-based compensation cost in accordance with Statement of Financial Standards No. 123(R), “Share-Based Payment”. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The compensation cost is recognized over the service period which is usually the vesting period of the award. For the years ended December 31, 2008 and 2007, the Company recognized $353,000 and $759,000, respectively, of non-cash compensation expense included in Selling, General and Administrative expense in the Consolidated Statements of Operations. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

The following is a summary of the assumptions used for options granted:

	Year ended December 31, 2008	Year ended December 31, 2007
Risk-free interest rate	2.64% - 3.23%	4.07% - 4.85%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	62.9%-64.8%	63.68%-72.89%

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

o.     Comprehensive Income – Statement of Financial Accounting Standards No. 130. “Reporting Comprehensive Income” (“SFAS 130”) is equivalent to the Company’s net income (loss) for 2008 and 2007.

p.     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

q.      Fair Value of Financial Instruments – Financial instruments consist primarily of investments in cash, cash equivalents, trade account receivables, accounts payable and debt obligations. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flow and assumed discount rates reflecting varying degrees of credit risk. At December 31, 2008 and December 31, 2007, the fair value of the Company’s financial instruments approximated the carrying value.

r.     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 in 2008 did not have a material impact on our results of operations or our financial position. For 2009, the Company believes that SFAS157 will not have a material impact.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

s.      Reclassifications – Certain reclassifications have been applied to prior year amounts to conform to current year presentation.

t.      Shipping and handling expenses – The Company records freight charges to customers in net sales and the cost of the freight in cost of sales. Other freight costs are expensed in operating expenses on the statement of operations. These expenses were approximately; $117,000 and $57,000 during the years ended December 31, 2008 and 2007, respectively.

u.     Advertising expenses – The Company expenses advertising as incurred. These expenses were approximately; $338,000 and $305,000, during the years ended December 31, 2008 and 2007, respectively.

3.     INVENTORIES

	December 31,	December 31,
	2008	2007
New machines	$7,095,000	$4,823,000
Used machines	211,000	45,000
Parts and accessories	3,227,000	2,270,000
Less reserve for slow-moving inventory	(2,006,000)	(1,413,000)
Total	$8,527,000	$5,725,000

4.     PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2008	2007
Software	$1,992,000	$806,000
Machinery and equipment	1,475,000	988,000
Furniture and fixtures	377,000	345,000
Automobiles	21,000	15,000
Leasehold improvements	187,000	145,000
Total	4,052,000	2,299,000
Less: Accumulated depreciation and amortization	(2,137,000)	(1,787,000)
Property, plant and equipment, net	$1,915,000	$512,000

5.      ACQUISITION

On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement, dated as of August 4, 2008 (the “Purchase Agreement”), among the Company, U. S. Graphics, Scott O. Fresener, Patricia Fresener, Scott M. Fresener, Mishelle Fresener (collectively, the “Seller”) and Fresener Holdings, LLC. In connection with and as a condition to this acquisition, Graphic Arts Acquisition Corporation, a wholly-owned subsidiary of the Company, assumed certain outstanding indebtedness of U.S. Graphics and agreed, under certain circumstances, to make further advances to U. S. Graphics.

In addition to the standard and customary representations, warranties, covenants and indemnities contained in the Purchase Agreement, the Company has the right, from and after August 4, 2011, to purchase the remaining 20% equity interest in US Graphics for a purchase price based on the greater of (x) the net income before taxes of US Graphics multiplied by 4.5 or (y) the net book value of U.S. Graphics. The Sellers, from August 4, 2009 through August 4, 2013, have the right to cause the Company to purchase their remaining 20% equity interest in US Graphics for a purchase price determined in the same manner as the price for the Company’s exercise of its option. The Company reviews the value of this option quarterly and as of December 31, 2008 the option had no value. This results in a derivative that gets marked to market each period so it could have an effect on the financial statements in the future. All of the current period net loss for U.S. Graphics has been included in these financial statements due to the net loss since the acquisition date. Also, the Sellers have agreed not to compete with U.S. Graphics through August 4, 2010.

U.S. Graphics is primarily engaged in developing and manufacturing printers for the decorative apparel industry. The assets of U.S Graphics include inventory of printers and ink, equipment, intellectual property and other intangibles.

The following sets forth the components of the purchase price (in 000’s):

Total cash consideration	$ 10
Direct acquisition costs	$250
Total purchase price	$260

The following table provides the preliminary allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at August 4, 2008:

Assets:
Accounts receivable	$317
Inventory	1,009
Other assets	623
Property & equipment	423
Non- Compete agreement	216
Customer list	922
Trademark	80
Patents	223
$3,813
Liabilities:
Accounts payable & accrued expenses	$3,553

Total Purchase Price	$260

The value allocated to identifiable intangible assets in the acquisition of U.S. Graphic Arts are not deductible for income tax purposes.

The Company completed its purchase price allocation in the fourth quarter based on obtaining a final third party valuation. An adjustment was made to increase the value of identifiable intangible assets and reducing previously recorded goodwill.

Identifiable intangible assets at December 31, 2008 consisted of:

Assets	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Provision for Impairment	Net Carrying Value
Patents & Trademarks	17	$ 303,000	$ 8,000	–	$295,000
Non-Compete Agreement	3	216,000	30,000	–	186,000
Customer list	3	922,000	77,000	$845,000	–
		$1,441,000	$115,000	$845,000	$481,000

Aggregate amortization expense relating to the above identifiable intangible assets for the year ended December 31, 2008 was $114,000. As of December 31, 2008, the estimated future amortization expense is $90,000 for 2009, $90,000 for 2010, $66,000 for 2011, $18,000 for 2012, $18,000 for 2013 and $199,000 thereafter.

Our definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. When impairment exists, the related assets are written down to fair value by utilizing a discounted cash flow model. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the intangible assets and (ii) projected average revenue growth rates. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. The initial purchase price allocated value to the customer list was based upon projections made in September 2008. As a result of our analysis done in the fourth quarter of 2008, our customer list of $845,000 (cost less accumulated amortization) was deemed to be impaired at December 31, 2008 due to the projected decreases in revenues and profitability, specifically in early 2009 and an impairment charge of $845,000 was recorded.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and U.S. Graphic Arts as though the acquisition transaction had occurred as of January 1, 2007. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2007.

	Year ended December 31, (in 000’s except for per share data)
	2008	2007
Revenues	$50,108	$70,545

Net (loss) income	$(6,909)	$1,032

(Loss) Earnings per share of common stock
Basic	$(0.73)	$0.12

Diluted	$(0.73)	$0.12

6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2008	2007
Accounts payable	$5,134,000	$6,405,000
Other accrued expenses	1,006,000	921,000
Accrued payroll and bonus costs	138,000	903,000
Accrued warranty	793,000	613,000
Total accounts payable and accrued expenses	$7,071,000	$8,842,000

The following table details the warranty reserve activity for the years ended December 31, 2008 and 2007.

Warranty Reserve:

	Opening Balance	Additions	Costs Paid	Adjustments	Ending Balance
Year ended December 31, 2008	$ 613,000	$ 301,000	$ (121,000)	$ –	$ 793,000
Year ended December 31, 2007	$ 563,000	$ 159,000	$ (109,000)	$ –	$ 613,000

7.     INCOME TAXES

The income tax provision (benefit) from continuing operations for each of the periods presented herein is as follows:

	December 31,	December 31,
	2008	2007
Current:
Federal	$–	$38,000
State	(2,000)	120,000
Total current	(2,000)	158,000
Deferred:
Federal	–	–
State and foreign	–	–
Total deferred:	–	–
Total income tax provision	$(2,000)	$158,000

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008		December 31, 2007
	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets (Liabilities)	Net Current Deferred Tax Assets	Net Long- Term Deferred Tax Assets (Liabilities)
Accounts receivable	$236,000	–	$221,000	–
Capital loss carryover	222,000	–	220,000	–
Inventories	1,130,000	–	607,000	–
Accrued warranty costs	317,000	–	245,000	–
Deferred compensation costs	28,000	–	15,000	–
Other accrued expenses	18,000	–	20,000	–
Property, Plant and Equipment	–	(150,000)	–	(44,000)
Intangible assets	–	668,000	–	1,080,000
Net operating loss	–	13,451,000	–	10,808,000
AMT tax credit	–	34,000	–	36,000
	1,951,000	14,003,000	1,328,000	11,880,000
Less valuation allowance	(1,951,000)	(14,003,000)	(1,328,000)	(11,880,000)
	$–	$–	$–	$–

A full valuation allowance for such deferred tax assets has been established at December 31, 2008 and 2007, since the Company cannot determine the future utilization of those assets.

Net operating loss carry-forwards of $24.5 million for federal and $56.5 million for state expire on various dates through 2024.

During 2008, the Company acquired 80% of the stock of U.S. Graphic Arts, Inc. The acquired net operating loss carryovers of this entity are subject to the change of ownership rules under Sections 382 of the Internal Revenue Code. In the event of a greater than 50% change in ownership, a Company’s ability to utilize its net operating losses and tax credits otherwise available before such change may be limited. Consequently, the annual utilization of the acquired Company’s net operating loss carryovers of $1,761,000 will be limited.

A reconciliation of the differences between the federal statutory tax rate of 34 percent and the Company’s effective income tax rate is as follows:

	December 31,	December 31,
	2008	2007
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of Federal benefit	0.0	5.4
Permanent differences	(2.4)	13.4
Valuation Allowance	(31.6)	(45.7)
Effective income tax rate	0.0%	7.1%

8.     STOCKHOLDERS’ EQUITY

a.  Common and Preferred Stock - The Class A Common Stock and Class B Common Stock has authorizations of 20,000,000 and 3,000,000 shares, respectively. The Class A Common Stock and Class B Common Stock, are substantially identical in all respects, except that the holders of Class B Common Stock (one member of the Company’s current management and his affiliates) elect two-thirds of the Company’s Board of Directors, as long as the number of shares of Class B Common Stock outstanding equals or exceeds 400,000, while the holders of Class A Common Stock elect one-third of the Company’s Board of Directors. Each share of Class B Common Stock automatically converts into one share of Class A Common Stock upon transfer to a non-Class B common stock holder. The 1,000,000 shares of preferred stock are authorized and may be issued from time to time, in such series and with such designations, rights and preferences as the Board may determine. Currently, the Company does not have any preferred stock outstanding.

b.  Stock Option Plans - The Company maintains two active stock option plans (2003 and 2004) pursuant to which an aggregate as of December 31, 2008, 1,215,000 shares of Common Stock may be granted. In addition, certain options granted pursuant to the Company’s 1994 Non-Employee Director Stock Option Plan remained outstanding.

The 1993 Stock Option Plan (the “1993 Plan”) had 1,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options (“ISOs”) under the Internal Revenue Code of 1986, as amended (the “Code”), or (ii) non-qualified options. ISOs may be granted under the Stock Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

Stock option transactions during the years ended December 31, 2008 and 2007, for the 1993 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding – December 31, 2006	629,000	$0.27-$0.95	$0.31
Options cancelled	(31,000)	$0.27	$0.27
Options exercised	(598,000)	$0.27-$0.86	$0.31
Options outstanding – December 31, 2007	0	$0	$0
Options cancelled	–	–	–
Options exercised	–	–	–
Options outstanding – December 31, 2008	0	$0	$0
Options exercisable at December 31, 2008	0	$0	$0

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant.

The 1994 Non-Employee Director Stock Option Plan (the “Directors Plan”) has approximately 234,000 shares of Common Stock reserved for issuance. Pursuant to the terms of the Directors Plan, each independent unaffiliated Director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Common Stock upon their election to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Common Stock on the date of each annual meeting of stockholders following their election to the Board of Directors. The exercise price under each option is the fair market value of the Company’s Common Stock on the date of grant. Each option has a five-year term and vests in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant. Options granted under the Directors Plan are generally not transferable during an optionee’s lifetime but are transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option immediately terminates and becomes void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the years ended December 31, 2008 and 2007 for the Directors’ Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options & Warrants outstanding – December 31, 2006	160,000	$0.27-$0.96	$0.60
Options exercised	40,000	$0.27-$0.96	–
Options cancelled	–	–	–
Warrants exercised	100,000	$0.50	$0.50
Options outstanding – December 31, 2007	20,000	$0.92	$0.92
Options exercisable-December 31, 2007	20,000	$0.92	$0.71
Warrants exercisable-December 31, 2007	–	–	–
Options exercised	10,000	$0.92	$0.92
Options cancelled	10,000	$0.92	$0.92
Options outstanding – December 31, 2008	–	–	–

This plan expired in September 2004.

The 2003 Stock Option Plan, as amended, (the “2003 Plan”) has 2,750,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options (“ISOs”) under the Code, or (ii) non-qualified options. ISOs may be granted under the 2003 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise price of stock options may have an adverse effect on the market price of the Company’s Common Stock.

          Stock option transactions during the years ended December 31, 2008 and 2007, for the 2003 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding – December 31, 2006	1,567,000	$0.97-$2.12	$1.59
Options cancelled	(103,000)	$1.06-$4.54	$2.59
Options exercised	(64,000)	$1.06-$1.39	$1.37
Options issued	145,000	$2.15-$4.54	$3.00
Options outstanding – December 31, 2007	1,545,000	$0.97-$2.34	$1.65
Options cancelled	(108,000)	$0.97-$2.24	$1.69
Options exercised	–	-	–
Options issued	96,000	$1.32	$1.32
Options Outstanding at December 31, 2008	1,533,000	$0.97-$2.35	$1.62
Options exercisable at December 31, 2008	971,000	$0.97-$2.34	$1.50

Most options issued vest in three annual installments of 33-1/3 percent each on the first, second, and third anniversary of the date of grant except for 550,000 options granted to executives during 2006. For these options, one third vest on the date immediately following the period that the closing price of the Common Stock remains at or above $2.50 for at least twenty consecutive trading days; one third vest commencing on the date occurring after September 11, 2007 immediately following the period that the closing price of the Common Stock remains at or above $3.00 per share for a period of at least twenty (20) consecutive trading days; and the final third vest commencing on the date occurring after September 11, 2008 immediately following the period that the closing price of the Common Stock remains at or above $3.50 per share for a period of at least twenty (20) consecutive trading days thereafter. There are approximately 1,110,000 shares available for future grants under the 2003 Plan.

The 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) The 2004 Plan was adopted by the Board of Directors in August 2004. The 2004 Plan reserves 148,000 shares of Class A Common Stock for issuance to the Company’s independent and unaffiliated directors. Pursuant to the terms of the 2004 Plan, each independent and unaffiliated director shall automatically be granted, subject to availability, without any further action by the Board of Directors or the Stock Option Committee: (i) a non-qualified option to purchase 10,000 shares of Class A Common Stock upon their initial election or appointment to the Board of Directors; and (ii) a non-qualified option to purchase 10,000 shares of Class A Common Stock on the date of each annual meeting of stockholders following their election or appointment to the Board of Directors. The exercise price of each option is the fair market value of the Company’s Class A Common Stock on the date of grant. Each option expires five years from the date of grant and vests in three annual installments of 33 1/3% each on the first, second and third anniversary of the date of grant. Options granted under the 2004 Plan are generally not transferable during an optionee’s lifetime but transferable at death by will or by the laws of descent and distribution. In the event an optionee ceases to be a member of the Board of Directors (other than by reason of death or disability), then the non-vested portion of the option would immediately terminate and become void and any vested but unexercised portion of the option may be exercised for a period of 180 days from the date the optionee ceased to be a member of the Board of Directors. In the event of death or permanent disability of an optionee, all options accelerate and become immediately exercisable until the scheduled expiration date of the option.

Stock option transactions during the years ended December 31, 2008 and 2007, for the 2004 Plan are summarized below:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Options outstanding-December 31, 2006	60,000	$1.01-$1.33	$1.17
Options issued	60,000	$2.29-$2.35	$2.32
Warrants issued	–	–	–
Options cancelled	–	–	–
Options outstanding-December 31, 2007	120,000	$1.01-$2.35	$1.75
Options issued	30,000	$0.97	$0.97
Warrants issued	–	–	–
Options cancelled	–	–	–
Options outstanding-December 31, 2008	150,000	$0.97 - $2.35	$1.59
Options exercisable-December 31, 2008	80,000	$1.01 - $2.35	$1.46

There are 0 shares available for future grants under the Directors’ Plan

c.     Stock Option Transactions.

A summary of option activity under the Plans as of December 31, 2008, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	1,685,000	$1.65	3.3	$601,000
Granted	126,000	$1.16
Exercised	(10,000)	$0.92
Forfeited or expired	(118,000)	$1.62
Options outstanding at end of period	1,683,000	$1.62	2.5	-
Options exercisable at end of period	1,051,000	$1.50	2.2	-
Options available for future grants	1,215,000

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2008 and 2007 was $1.16, and $2.86, respectively. The total intrinsic value of options exercised during years ended December 31, 2008 and 2007, was $6,100 and $107,000, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2007 are presented below:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Non-vested at beginning of period	849,000	$ 1.81
Granted	101,000	$ 1.16
Vested	(250,000)	$ 1.54
Forfeited	(68,000)	$ 1.78
Non-vested at end of period	632,000	$ 1.81

As of December 31, 2008, there was approximately $149,000 of total unrecognized stock-based compensation costs related to non-vested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $352,000 and $759,000 respectively.

9.     TREASURY STOCK

Treasury stock at December 31, 2008 and December 31, 2007 consists of 1,143,000 shares of Class A common stock purchased in open market transactions for a total cost of approximately $1,997,000 pursuant to a stock repurchase program authorized by the Board of Directors in fiscal year 1999.

10.      PROFIT SHARING PLAN

Profit Sharing Plan - The Company has a voluntary contribution profit sharing plan (the “Plan”), which complies with Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and have one year of continuous service are eligible to participate in the Plan. The Plan permits employees to make a voluntary contribution of pre-tax dollars to a pension trust, with a discretionary matching contribution by the Company up to a maximum of two percent of an eligible employee’s annual compensation. The Company elected not to make matching contributions for the years ended December 31, 2008 and 2007.

11.     COMMITMENTS AND CONTINGENCIES

a.     Minimum Operating Lease Commitments - The Company has non-cancelable operating leases for various sales and service locations and automobiles. The annual aggregate rental commitments required under these leases, except for those providing for month-to-month tenancy, are as follows:

Year Ending December 31,
2009	$ 710,000
2010	573,000
2011	442,000
2012	63,000
2013	–
$ 1,788,000

Rent expense was approximately $804,000 and $548,000, for the years ended December 31, 2008 and 2007, respectively.

b.     Litigation - The Company is a defendant in various litigation matters, each arising in the normal course of business. Based upon discussion with Company counsel, management does not expect that these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations and cash flows.

c.     Dependency Upon Major Supplier - During the years ended December 31, 2008 and December 31, 2007, the Company made purchases of $17,892,000 and $24,644,000, respectively, from Tajima Industries, LTD (“Tajima) and Tajima USA, Inc. This amounted to approximately 67 percent and 77 percent of the Company’s total purchases for the periods ended December 31, 2008 and December 31, 2007, respectively. Sales of new Tajima products amount to approximately $23 million and $37 million, for the years ended 2008 and 2007, respectively. Purchases directly from Tajima and Tajima USA, Inc. are purchased under letters of credit. Outstanding bankers acceptances as of December 31, 2008 are reflected in accounts payable and accrued expenses on the balance sheet. The Company had outstanding letters of credit of approximately $0.9 million at December 31, 2008. (See Note 2c to the Consolidated Financial Statements).

On August 30, 2004, the Company entered into new consolidated distribution agreements (the “Consolidated Agreements”) with Tajima granting the Company certain rights to distribute the full line of Tajima commercial embroidery machines and products.

     The Consolidated Agreements grant the Company distribution rights on an exclusive basis in 39 states for the period February 21, 2004 through February 21, 2011. In addition, the Company was also granted certain non-exclusive distributorship rights in the remaining 11 western states for the period February 18, 2008 through February 21, 2009. The Company is in the process of negotiating an extension of the West Coast Agreement. The Consolidated Agreements supercede all of the other distribution agreements between the Company and Tajima. Each agreement may be terminated upon the failure of the Company to achieve certain minimum sales quotas. In calendar 2008 the Company received a waiver of the required minimum sales quota and in 2007, the Company met its minimum sales quota. The termination of the Tajima agreements would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On February 21, 2008, the Company signed an agreement with Kornit Digital LTD (“Kornit”) to distribute nationally a line of digital “direct-on-garment” printers and to provide sales and service support in thirteen states. There is no purchase commitment required in the agreement.

On May 16, 2008, the Company entered into a one year agreement with Mimaki USA (“Mimaki”) to distribute its digital printers. There is no purchase commitment required in the agreement.

d.     Purchase Commitments – The Company entered into a three year minimum purchase commitment with Pulse Microsystems, Ltd. (a former subsidiary) under which the Company is obligated to purchase $100,000 of software each month. The commitment was effective November 1, 2005 and expired on October 31, 2008. As of December 31, 2007 there was $1,000,000 remaining under this commitment. Effective November 1, 2008, the Company renewed its distribution agreement with Pulse but does not have a minimum purchase commitment.

e.     Related Party Agreement – U.S. Graphics is a party to an operating lease on its headquarters located in Tempe, Arizona with Fresener Holdings LLC . Fresener Holdings LLC is owned by the former owners of U.S. Graphics. The operating lease has a term of 3 years and expires on July 31, 2010.