Form 10-Q
period 2009-03-31
HIRSCH INTERNATIONAL CORP
filed 2009-05-15
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant’s telephone number, including area code:(631) 436-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2009:

Class of Common Equity	Number of Shares

Class A Common Stock, par value $.01	9,083,065
Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3-4

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2009 and March 31, 2008	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and March 31, 2008	6

	Notes to Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II. Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$2,579	$4,852

Accounts receivable, net of an allowance for possible losses of $608 and $479, respectively, and a sales return reserve of $50 for both periods	4,238	4,961

Inventories, net (Note 4)	6,750	8,527

Other current assets	562	258

Total current assets	14,129	18,598

PROPERTY, PLANT AND EQUIPMENT, net	1,527	1,915

INTANGIBLE ASSETS, net (Note 5)	492	481

OTHER ASSETS	68	36

TOTAL ASSETS	$16,216	$21,030

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 6)	$5,296	$7,071
Customer deposits	512	852
Other current liabilities	35	23
Total current liabilities	5,843	7,946

Other Long Term Liabilities- less current maturities	22	25

Total liabilities	5,865	7,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	–	–
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,226,000 shares for both periods	102	102
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 for both periods	4	4
Additional paid-in capital	43,425	43,393
Accumulated deficit	(31,183)	(28,443)
	12,348	15,056

Less: Treasury Class A Common stock at cost - 1,143,000 shares for both periods	1,997	1,997
Total stockholders’ equity	10,351	13,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,216	$21,030

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

NET SALES	$6,755	$11,692

COST OF SALES	5,116	7,744

GROSS PROFIT	1,639	3,948

OPERATING EXPENSES	4,366	4,687

OPERATING LOSS	(2,727)	(739)

OTHER (INCOME)EXPENSE
Interest expense	19	–
Interest and other income	(23)	(105)
Total other (income)expense	(4)	(105)

LOSS BEFORE INCOME TAX PROVISION	(2,723)	(634)

INCOME TAX PROVISION	17	–

NET LOSS	$(2,740)	$(634)

LOSS PER SHARE
Basic	$(0.29)	$(0.07)
Diluted	$(0.29)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES IN THE CALCULATION OF LOSS PER SHARE

Basic	9,483	9,473
Diluted	9,483	9,473

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended
	March 31, 2009		March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(2,740)	$(634)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization		174	66
Unrealized gain on accounts denominated in yen		(305)	(270)
Provision for reserves		750	75
Stock option expense (Note 3)		33	81
Impairment loss		300	-

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable		1,043	73
Inventories		1,027	(2,179)
Other assets		(159)	24
Accounts payable and accrued expenses		(2,300)	623

Net cash used in operating activities		(2,177)	(2,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(96)	(101)
Net cash used in investing activities		(96)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt		–	–
Net cash provided by financing activities		–	–

Decrease in cash and cash equivalents		(2,273)	(2,242)
Cash and cash equivalents, beginning of period		4,852	14,422
Cash and cash equivalents, end of period		$2,579	$12,180

Supplemental disclosure of cash flow information:
Interest paid		$18	$–
Income taxes paid		$13	$50

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Ended March 31, 2009 and March 31, 2008

1.	Summary of Significant Accounting Policies

a) Business Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for the three months ended March 31, 2009 and March 31, 2008, the financial position at March 31, 2009 and December 31, 2008 and cash flows for the three months ended March 31, 2009 and March 31, 2008. Such adjustments consisted only of normal recurring items. On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U.S. Graphic Arts, Inc. 100% of the current period net loss for U.S Graphic Arts, Inc. has been included in this presentation due to the accumulated loss. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

The Company incurred a significant loss in 2008 and in the first quarter of 2009 and has not during that time frame generated positive cash flows from operations.

As a consequence, substantial doubt is raised as to the Company’s ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, did not include any adjustments that might result from the uncertainty discussed above.

b) New Accounting Standards

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

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of FASB No. 160 did not have any impact on our results of operations or our financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB No. 161 did not have any impact on our results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which require disclosures about fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. This Staff Position is effective for the interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected to adopt the Staff Position as of April 1, 2009.

2.	Fair Value Measurements

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter 2009.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. In accordance with the provisions of FAS 144, the Company had fixed assets at U.S. Graphic Arts, Inc. which were written down to their fair value, resulting in an impairment charge of $300,000 during the three months ended March 31, 2009. The Company also has intangible assets that get reviewed for impairment when impairment indicators are present. Although the Company did not have any impairments on these intangible assets in the period ended March 31, 2009, the methods used to test for impairment for the patents, tradename and non-compete are derived from undiscounted and discounted cash flow analysis.

Non-financial assets measured at fair value on a non-recurring basis include the following as of March 31, 2009:

	Fair Value Measurement at March 31, 2009 Using
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Fixed Assets	$–	$–	$1,527	$(300)
Tradename & Patents			$324	–
Non-Compete Agreement			$168	–

3.	Share-Based Compensation

The Company recognized $33,000 of non-cash compensation expense for the three months ended March 31, 2009 and $81,000 for the three months ended March 31, 2008 (included in Operating Expenses in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

A reconciliation of shares used in calculating basic and diluted loss per common share for the three and ended March 31, 2009 and March 31, 2008 follows:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Basic	9,483,420	9,473,420

Number of shares issued if employee stock options were exercised	–	–

Diluted	9,483,420	9,473,420

Zero and 210,529 options were excluded from the computation of diluted loss per share for the three months ended March 31, 2009 and March 31, 2008, respectively, because they were anti-dilutive.

4.	Inventories

	(Numbers in thousands)
	March 31, 2009	December 31, 2008

New Machines	$6,243	$7,095
Used Machines	228	211
Parts and supplies	3,035	3,227
	9,506	10,533
Less: Reserve for slow moving inventory	(2,756)	(2,006)

Inventories, net	$6,750	$8,527

5.	Acquisition

On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U. S. Graphic Arts, Inc. (“U.S. Graphics”) pursuant to a Share Purchase and Sale Agreement, dated as of August 4, 2008 (the “Purchase Agreement”), among the Company, U.S. Graphics, Scott O. Fresener, Patricia Fresener, Scott M. Fresener, Mishelle Fresener (collectively, the “Seller”) and Fresener Holdings, LLC. In connection with and as a condition to this acquisition, Graphic Arts Acquisition Corporation, (“Acquisition Corp.”) a wholly-owned subsidiary of the Company, purchased certain outstanding indebtedness of U.S. Graphics and agreed, under certain circumstances, to make further advances to U. S. Graphics.

In addition to the standard and customary representations, warranties, covenants and indemnities contained in the Purchase Agreement, the Company has the right, from and after August 4, 2011, to purchase the remaining 20% equity interest in U.S. Graphics for a purchase price based on the greater of (x) the net income before taxes of U.S. Graphics multiplied by 4.5 or (y) the net book value of U.S. Graphics. The Sellers, from August 4, 2009 through August 4, 2013, have the right to cause the Company to purchase their remaining 20% equity interest in U.S. Graphics for a purchase price determined in the same manner as the price for the Company’s exercise of its option. The Company reviews the value of this option quarterly and as of March 31, 2009 the option had no value. All of the current period net loss for U.S. Graphic Arts, Inc. has been included in this presentation due to the accumulated net loss. Also, the Sellers have agreed not to compete with U.S. Graphics through August 4, 2010.

U.S. Graphics is primarily engaged in developing and manufacturing printers for the decorative apparel industry. The assets of U.S. Graphics include inventory of printers and ink, equipment, intellectual property and other intangibles.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and U.S. Graphics as though the acquisition transaction had occurred as of January 1, 2008. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2008.

Three months ended March 31, 2008

Revenues	$13,009

Net loss	$1,816

Loss per share of common stock
Basic	$(0.19)

Diluted	$(0.19)

On April 15, 2009, Graphic Arts Acquisition Corporation, “Acquisition Corp.” declared an event of default with respect to a loan made to U.S. Graphics pursuant to the Amended and Restated Business Loan Agreement, dated August 4, 2008, by and between Acquisition Corp. and U.S. Graphics, for U.S. Graphics’ failure to make payments to Acquisition Corp. as such payments became due. The loan is secured by assets of U.S. Graphics, including, without limitation, machinery, equipment, inventory and intellectual property of U.S. Graphics, and Acquisition Corp. has seized this collateral.

Acquisition Corp. has retained Lowery Machine & Supply, based in Greenville, South Carolina, to assist the Company in securing its collateral. Acquisition Corp. is considering its options with respect to the assets and operations of U.S. Graphics.

The balance sheet for U. S. Graphics at March 31, 2009 consisted of inventory, accounts receivable, property and equipment, intangible assets and other assets amounting to approximately $661,000 and liabilities excluding those due to parent of approximately $1,600,000.

6.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $567,000 at March 31, 2009 and $793,000 at December 31, 2008. The Company adjusted its reserve by approximately $226,000 for the three months ended March 31, 2009 and had $0 in warranty expense for the three months ended March 31, 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the risks and uncertainties discussed under the caption “Risk Factors” in the Company’s Form 10K for the year ending December 31, 2008 and in the Company’s other filings made with the Securities and Exchange Commissions from time to time. The discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements, including the Notes thereto. Historical results are not necessarily indicative of trends in operating results for any future period.

Three months ended March 31, 2009 as compared to March 31, 2008.

Net sales. Net sales for the three months ended March 31, 2009 were $6.8 million, a decrease of $4.9 million, or 41.9%, compared to $11.7 million for the three months ended March 31, 2008. The decrease in sales for the three months is primarily attributable to a decrease in sales of new embroidery machines of $4.7 million, $0.5 million in MHM screenprinting machines, $0.5 million in parts and supplies and $0.3 million in software due to the general slowdown in demand for capital goods. The decrease in those categories is offset by an increase in sales of Kornit and Mimaki Digital Printers of $0.3 million and sales of U.S. Graphics of $0.9 million. All other products combined for a decrease of $0.1 million for the three months ended March 31, 2009.

Cost of sales. For the three months ended March 31, 2009, cost of sales decreased 33.8% or $2.6 million to $5.1 million from $7.7 million for the three months ended March 31, 2008. The decrease was primarily the result of $2.8 million in Tajima new embroidery machines, $0.2 million in MHM screenprinting, $0.4 million from parts and supplies and $0.3 million from change in currency exchange. Offsetting the overall decrease was an increase in costs from Kornit and Mimaki digital printers of $0.2 million,$1.0 million in costs relating to the sales of U. S. Graphics and $0.1 million in all other categories net. The Company’s gross margin decreased to 24.3% for the three months ended March 31, 2009 as compared to 33.8% for the three months ended March 31, 2008. For the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008, the Company experienced a decrease in sales for the new embroidery machine category which lowered gross margin by $1.9 million, and lower gross margin on software of $0.2 million and MHM Screen Printing of $0.3 million. Offsetting these declines were increases in gross margin from Kornit and Mimaki digital printing of $0.1 million, and all other products combined for a zero margin effect. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are purchased in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness and gross margins.

Operating Expenses. For the three months ended March 31, 2009 operating expenses were $4.4 million, a decrease of $0.3 million, or 6.4% as compared to $4.7 million for the three months ended March 31, 2008. The decrease in operating expenses for the three months ended March 31, 2009 is primarily the result of the reductions in salaries and commissions offset by the additional expenses of U.S. Graphic’s of $1.2 million which included an impairment charge to its fixed assets of $0.3 million.

Interest Expense. Interest expense for the three months ended March 31, 2009 increased to $19,000 from $0 for the three months ended March 31, 2008. For the three months ended March 31, 2009, interest expense was related to the U.S Graphic’s line of credit.

Other Income. Other income for the three months ended March 31, 2009 decreased by $82,000 to $23,000 from $105,000 for the three months ended March 31, 2008 primarily attributable to a decrease in interest income for the quarter due to lower cash balances.

Income Tax Provision. Income tax expense for the three months ended March 31, 2009 was $17,000 versus $0 for the three months ended March 31, 2008. For the three months ended March 31, 2009 the amounts represent minimum AMT tax estimates for the current year.

Net Loss. Net loss for the three months ended March 31, 2009 was $2.7 million an increase of $2.1 million as compared to net loss of $0.6 million for the three months ended March 31, 2008. The increase is primarily from an increase in operating loss due to the decrease in sales volume and the acquisition of U.S. Graphic Arts.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $8.3 million at March 31, 2009, decreasing $2.3 million, or 21.7%, from $10.6 million at December 31, 2008.

During the three months ended March 31, 2009, the Company’s cash and cash equivalents decreased by $2.3 million from $4.9 million at December 31, 2008 to $2.6 million at March 31, 2009. Net cash of $2.2 million was used by the Company’s operating activities primarily to pay down accounts payable by $2.3 million. Cash of $0.1 million was used in investing activities for capital expenditures primarily for a new computer system.

The Company purchases inventory in Yen and Euro and maintains bank accounts denominated in Yen and Euro in order to facilitate payments. The Company purchases yen and euro in anticipation of current invoice maturities in order to mitigate the impact of currency fluctuations. As of March 31, 2009 the Company did not own any foreign currency futures contracts.

Revolving Credit Facility and Borrowings

At this time, the Company is seeking a new credit facility to augment its current cash position and to enhance liquidity. There is no assurance that the Company will be successful in such efforts.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Future Capital Requirements

The Company has incurred significant losses since last year and has not generated positive cash flow from operations. As of March 31, 2009 the Company had cash and cash equivalents of $2.6 million. Management believes that current cash levels may not be sufficient to fund the Company’s operations through the foreseeable future and it is currently seeking a new credit facility to augment its current cash position and enhance liquidity. There is no assurance that the Company will be successful in such efforts.

The Company is impacted by its continuing losses from continuing operations which was $2.7 million for the three months ended March 31, 2009, as well as its continued liquidity issues. During the last several years, the Company has taken steps to reduce overhead including a reduction in personnel, salary reductions, closing offices and converting fixed labor costs to variable labor costs. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. The Company believes that the current economic climate is having an adverse effect upon its ability to develop new business as potential customers have been reluctant to purchase capital equipment. The Company is also exploring strategic alternatives with respect to the Company and its majority owned subsidiary, U.S. Graphics. There is no assurance that the Company will be successful in such efforts.

In light of the foregoing, substantial doubt is raised as to the Company’s ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, did not include any adjustment that might result from the uncertainty discussed above.

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

Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of U.S. Graphics, which was acquired on August 4, 2008, and which is included in the statements of income, stockholder’s equity, and cash flows for the three months ended March 31, 2009. U. S. Graphics represented 14% of revenues and 4% of our assets. Additional information regarding the acquisition of U.S. Graphics is available in the Notes to the Consolidated Financial Statements included in this Form 10-Q for the three months ended March 31, 2009. Management did not assess the effectiveness of internal control over financial reporting of U.S. Graphics because of the timing of the acquisition.

There have been no individual changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

PART II-OTHER INFORMATION

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

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our Report on Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the year ended December 31, 2008.

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

Dated: May 15, 2009