Form 10-Q
period 2009-06-30
HIRSCH INTERNATIONAL CORP
filed 2009-08-14
CIK 915909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2009:

Class of Common Equity	Number of Shares

Class A Common Stock, par value $.01	9,083,065
Class B Common Stock, par value $.01	400,018

HIRSCH INTERNATIONAL CORP. and SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3-4

	Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2009 and June 30, 2008	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and June 30, 2008	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	17-18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18-19

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS CURRENT ASSETS:

Cash and cash equivalents	$3,629	$4,729

Accounts receivable, net of an allowance for possible losses of $667 and $479, respectively, and a sales return reserve of $50 for both periods	3,311	4,732

Inventories, net (Note 4)	5,102	7,835

Other current assets	399	223

Current assets of discontinued operations	–	1,079

Total current assets	12,441	18,598

Property, Plant and Equipment, net	1,495	1,553

Other Assets	56	36

Assets of discontinued operations (Note 6)	–	843

Total Assets	$13,992	$21,030

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued expenses (Note 5)	$3,862	$5,671
Customer deposits	319	737
Other current liabilities	–	23
Liabilities of discontinued operations (Note 6)	1,617	1,515

Total current liabilities	5,798	7,946

Other Long Term Liabilities- less current maturities	–	25

Total liabilities	5,798	7,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized: 1,000,000 shares; issued: none	–	–
Class A common stock, $.01 par value; authorized: 20,000,000 shares, issued: 10,226,000 shares for both periods	102	102
Class B common stock, $.01 par value; authorized: 3,000,000 shares, outstanding: 400,000 for both periods	4	4
Additional paid-in capital	43,456	43,393
Accumulated deficit	(33,371)	(28,443)
	10,191	15,056

Less: Treasury Class A Common stock at cost - 1,143,000 shares for both periods	1,997	1,997
Total stockholders’ equity	8,194	13,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,992	$21,030

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$6,235	$10,188	$12,031	$21,880

Cost of sales	4,217	6,795	8,317	14,539

Gross profit	2,018	3,393	3,714	7,341

Operating expenses
Selling general and administrative	3,159	4,436	6,400	9,123
Transaction costs (Note 7)	298	–	298	–
Total operating expenses	3,457	4,436	6,698	9,123

Operating loss	(1,439)	(1,043)	(2,984)	(1,782)

Other expense (income)
Other expense (income)	14	(38)	(8)	(144)
Total other expense (income)	14	(38)	(8)	(144)

Loss from continuing operations before income tax benefit	(1,453)	(1,005)	(2,976)	(1,638)

Income tax (benefit) provision	(30)	9	(17)	9

Loss from continuing operations	(1,423)	(1,014)	$(2,959)	(1,647)

Loss from discontinued operations, (net of $0 taxes)	(764)	–	(1,968)	–

Net loss	$(2,187)	$(1,014)	$(4,927)	$(1,647)

Loss per share Basic and Diluted:
Loss from continuing operations	$(0.15)	$(0.11)	$(0.31)	$(0.17)
Loss from discontinued operations	(0.08)	–	(0.21)	–
Basic and Diluted Loss per Share	$(0.23)	$(0.11)	$(0.52)	$(0.17)

Weighted average number of shares in the calculation of loss per share:

Basic	9,483	9,483	9,483	9,478
Diluted	9,483	9,483	9,483	9,478

See notes to consolidated financial statements.

HIRSCH INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,927)	$(1,647)
Loss from discontinued operations	(1,968)	–
Loss from continuing operations	(2,959)	(1,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	138
Unrealized gain on accounts denominated in yen	–	(119)
Provision for reserves	224	73
Stock option expense (Note 3)	64	162

Changes in assets and liabilities:
Accounts receivable	1,262	786
Inventories	2,669	(5,045)
Other assets	(206)	(52)
Accounts payable and accrued expenses	(2,015)	254

Net cash used in operating activities of continuing operations	(712)	(5,450)

Net cash used in operating activities of discontinued operations	(205)	–

Net cash used in operating activities	(917)	(5,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(183)	(608)
Net cash used in investing activities	(183)	(608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	–	9
Net cash provided by financing activities	0	9

Decrease in cash and cash equivalents	(1,100)	(6,049)
Cash and cash equivalents, beginning of period	4,729	14,422
Cash and cash equivalents, end of period	$3,629	$8,373

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Income taxes paid	7	98

See notes to consolidated financial statements.

Hirsch International Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and June 30, 2008

1.	Summary of Significant Accounting Policies

a)  Business Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments, consisting of normal accruals, necessary to present fairly the results of operations for the three and six months ended June 30, 2009 and June 30, 2008, the financial position at June 30, 2009 and December 31, 2008 and cash flows for the six months ended June 30, 2009 and June 30, 2008. Such adjustments consisted only of normal recurring items. On August 4, 2008, the Company acquired 80% of the outstanding equity interest in U.S. Graphic Arts, Inc. The Company included 100% of the current period net loss for U.S Graphic Arts, Inc. in this presentation due to the accumulated loss. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

In the second quarter of calendar 2009, the Company determined that its U.S. Graphics subsidiary could not continue as a going concern and discontinued its operations. Accordingly, the Company has reported its discontinued operations in accordance with SFAS No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long lived assets. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for all periods presented.

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

The Company incurred a significant loss in 2008 and in the first six months of 2009 and has not during that time frame generated positive cash flows from operations. As a consequence, substantial doubt exists as to the Company’s ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, did not include any adjustments that might result from the uncertainty discussed above.

The Company evaluated subsequent events through the date the accompanying financial statements were issued which was August 14, 2009.

b)  New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which requires an acquirer to do the following: expense acquisition related costs as incurred; to record contingent consideration at fair value at the acquisition date with subsequent changes in fair value to be recognized in the income statement; and recognize adjustments to the purchase price allocation as a period cost in the income statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141R will affect the accounting for future acquisitions, if any.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”).This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have any impact on our results of operations or our financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have any impact on our results of operations or financial position.

We adopted Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), in the second quarter of 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of consolidation and basis of presentation” included in “Note 1 — The Company and Summary of Significant Accounting Policies” for the related disclosure. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our consolidated financial statements as the codification does not change GAAP.

2.	Fair Value Measurements

Effective January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of SFAS 157 with respect to its non-financial assets and liabilities during the first quarter 2009.

In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. In accordance with the provisions of FAS 144, the Company had fixed assets at U.S. Graphic Arts, Inc. which were written down to their fair value, resulting in an impairment charge of $300,000 during the six months ended June 30, 2009 which was recorded in discontinued operations. The Company also has intangible assets relating to US Graphics that get reviewed for impairment when impairment indicators are present. These intangible assets were written down to their fair value, resulting in an impairment charge of $492,000 during the three and six months ended June 30, 2009 which was recorded as discontinued operations. The methods used to test for impairment for the patents, tradename and non-compete are derived from undiscounted and discounted cash flow analysis.

Non-financial assets measured at fair value on a non-recurring basis include the following as of June 30, 2009:

	Fair Value Measurement at June 30, 2009 (unaudited) Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Losses from
	Active	Observable	Unobservable	Discontinued
	Markets	Inputs	Inputs	Operations
(In thousands)	(Level 1)	(Level 2)	(Level 3)	for the six months ended June 30, 2009

Fixed Assets	$–	$–	$1,495	($300)
Tradename & Patents	–	–	–	(324)
Non-Compete Agreement	–	–	–	(168)

The following table provides a reconciliation of the beginning and ending balances of assets and liabilities valued using significant unobservable inputs (level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning balance – January 1, 2009	$2,287
Total losses included in discontinued operations first quarter	(300)
Ending Balance – March 31, 2009	$1,987
Total losses included in discontinued operations – second quarter	(492)
Ending Balance – June 30, 2009	$1,495

Total losses for the three and six months ended June 30, 2009 are included in discontinued operations.

At June 30, 2009 and December 31, 2008, the carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximated fair value because of their short-term maturity.

3.	Share-Based Compensation / Diluted Loss per Share

The Company recognized $30,000 and $64,000 of non-cash compensation expense for the three and six months ended June 30, 2009 and $81,000 and $162,000 for the three and six months ended June 30, 2008 (included in Operating Expenses in the unaudited Consolidated Statement of Operations) attributable to stock options granted or vested. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

A reconciliation of shares used in calculating basic and diluted loss per common share for the three and six months ended June 30, 2009 and June 30, 2008 follows:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2009		June 30, 2008
Basic	9,483,420	9,483,420	9,483,420	9,478,420

Effect of assumed conversion of employee stock options	0	0	0	0

Diluted	9,483,420	9,483,420	9,483,420	9,478,420

No options were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2009 and 188,480 and 200,912 options were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2008 because they were anti-dilutive.

4.	Inventories

	(Numbers in thousands)
	June 30, 2009	December 31, 2008
	(unaudited)

New Machines	$4,558	$6,954
Used Machines	181	153
Parts and supplies	2,334	2,634
	7,073	9,741
Less: Reserve for slow moving inventory	(1,971)	(1,906)

Inventories, net	$5,102	$7,835

5.	Warranty Reserve

The warranty reserve included in Accounts Payable and Accrued Expenses was $581,000 at June 30, 2009 and $694,000 at December 31, 2008. The Company adjusted its reserve by approximately $113,000 for the six months ended June 30, 2009 and recorded $36,000 in warranty expense for the six months ended June 30, 2009.

6.	Discontinued Operations

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

In addition to the standard and customary representations, warranties, covenants and indemnities contained in the Purchase Agreement, the Sellers have agreed not to compete with U.S. Graphics through August 4, 2010.

U.S. Graphics was primarily engaged in developing and manufacturing printers for the decorative apparel industry. The assets of U.S. Graphics included inventory of printers and ink, equipment, intellectual property and other intangibles.

On April 15, 2009, Acquisition Corp. declared an event of default with respect to a loan made to U.S. Graphics pursuant to the Amended and Restated Business Loan Agreement, dated August 4, 2008, by and between Acquisition Corp. and U.S. Graphics, for U.S. Graphics’ failure to make payments to Acquisition Corp. as such payments became due. The loan is secured by assets of U.S. Graphics, including, without limitation, machinery, equipment, inventory and intellectual property of U.S. Graphics, and Acquisition Corp. has seized this collateral.

In the second quarter of 2009, the Company determined that its U.S. Graphics could not continue as a going concern and discontinued its operations. Accordingly, the Company reported its operations as discontinued operations in accordance with SFAS 144. The consolidated financial statements have segregated the assets, liabilities and operating results of these discontinued operations for the three and six months ended June 30, 2009.

Assets and liabilities of discontinued operations of U. S. Graphics are as follows (in thousands):

	June 30, 2009 (unaudited)	December 31, 2008

Assets:
Cash	–	$124
Accounts Receivable	–	228
Inventory	–	692
Property, Plant and Equipment	–	362
Intangible Assets	–	481
Other	–	35
Total Assets	–	$1,922

Liabilities:
Accounts payable and accrued expenses	$1,403	$1,400
Customer deposits	193	115
Other long term liabilities	21	–
Total Liabilities	$1,617	$1,515

Summary operating results of the discontinued operations of U.S. Graphics are as follows (in thousands):

	Six months ended	Three months ended
	June 30, 2009 (unaudited)

Revenue	$959	–
Gross profit	(57)	–
Impairment loss	(792)	(492)
Loss from discontinued operations	($1,968)	($764)

Acquisition Corp. has retained Lowery Machine & Supply, based in Greenville, South Carolina, to assist the Company in securing its collateral.

7.	Subsequent Events

On June 12, 2009, the special committee of the board of directors of Hirsch International Corp. (“the Company”) received a letter from Paul Gallagher, President, Chief Executive Officer and Chief Operating Officer of the Company, proposing to acquire, through a new corporation to be formed by Mr. Gallagher (“Newco”) and a subsidiary thereof (“Acquisition Co”), all of the Company’s outstanding shares of Class A and Class B common stock for $0.28 per share in cash, other than any shares owned by Newco. Mr. Gallagher’s letter provided that his offer was contingent upon the satisfaction of customary conditions, including Newco and Acquisition Co. obtaining sufficient financing to complete the transaction and operate the Company after the closing of such transaction. Mr. Gallagher’s letter indicated that he has entered into a commitment letter with a financial institution which he anticipates will provide sufficient funds for these purposes.

The Special Committee, which is comprised of three independent directors, was established on February 12, 2009 by the board of directors of the Company and at such time was given full authority to consider the Company’s strategic alternatives. The Special Committee has  previously retained Thompson Hine LLP as its legal counsel and Burnham Securities as its financial advisor.

On July 2, 2009, the Company entered into an Agreement and Plan of Merger, dated as of July 2, 2009, between the Company, Hirsch Holdings, Inc., a Delaware corporation (“Parent”), and HIC Acquisition Company, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions contained in such agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is wholly owned by Paul Gallagher, the Company’s Chief Executive Officer, President and Chief Operating Officer.

Under the terms of the merger agreement, the Company’s stockholders, other than Mr. Gallagher and certain related parties, will receive $0.31 per share in cash for each of the Company’s common stock that they hold upon the consummation of the Merger. The transaction is expected to be completed in the third quarter of 2009 and is subject to Mr. Gallagher’s receipt of debt financing, the approval of the merger agreement by a majority of the outstanding shares of the Company’s common stock, receipt of consent to the Merger from a significant supplier, as well as other customary closing conditions. The merger agreement also includes a $300,000 termination fee in the event the transaction does not close.

Effective July 2, 2009, the Company entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) with Paul Gallagher in connection with the entry into the merger agreement. The Employment Agreement modifies Mr. Gallagher’s former employment agreement to, among other things, extend the term of Mr. Gallagher’s employment by the Company for an additional year, to September 11, 2010, and state that Mr. Gallagher shall not be entitled to receive severance payments and benefits from the Company under his Employment Agreement, or the acceleration of any of his stock options, in connection with any termination of employment, resignation or non-renewal of the agreement which occurs after the completion of the Merger, or any other transaction pursuant to which (a) the shares of the Company’s Class A common stock become eligible for deregistration under the Securities Exchange Act of 1934, as amended, and (b) Mr. Gallagher becomes the beneficial owner, directly or indirectly, of 25% or more of the Company’s voting stock.

The Company has been served a stockholder lawsuit, dated July 14, 2009, filed in connection with the proposed Merger. The lawsuit, which names the Company and its directors, Parent and Merger Sub, as defendants, was filed by Anthony Chiarenza, an individual who claims to be a stockholder of the Company, in the Supreme Court of the State of New York, County of Suffolk (Index No. 09-26487). The complaint contends that the proposed price of $0.31 per share, to be paid to holders of shares of the Company’s common stock if the merger is consummated, is an unfair price in light of the value of the Company. The complaint further alleges terms of the merger agreement are unfair because (a) the Company is required to notify Parent and Merger Sub before a recommendation to accept a superior proposal, (b) the merger agreement defines a superior proposal solely as one that is more favorable “from a financial point of view” and (c) the merger agreement includes a $300,000 termination fee. The complaint asserts claims of breach of fiduciary duty against the individual defendants, and claims of aiding and abetting breach of fiduciary duty against the Company, Parent and Merger Sub. It seeks as relief, among other things, an order enjoining the proposed transaction as well as damages and fees and expenses, including the plaintiff’s attorney’s fees.

The Company believes these allegations are without merit.

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

Three and six months ended June 30, 2009 as compared to June 30, 2008.

Net sales. Net sales for the three months ended June 30, 2009 were $6.2 million, a decrease of $4.0 million, or 39.2%, compared to $10.2 million for the three months ended June 30, 2008, and for the six months ended June 30, 2009 were $12.0 million, a decrease of $9.9 million, or 45.2%, compared to $21.9 million for the six months ended June 30, 2008. The decrease in sales for the three months ended June 30, 2009 is primarily attributable to the decrease in new embroidery machines of $2.7 million, the decrease in screenprinting machines of $0.7 million and the decrease in sales of parts and supplies of $0.5 million with all other product categories amounting to a decrease of $0.1 million. For the six months ended June 30, 2009, net sales of embroidery machines decreased $7.4 million, screenprinting sales decreased $1.2 million, parts and supply sales decreased $1.0 million with all other product categories combining for a net decrease of $0.3 million. The overall declines are the result of the general slowdown in demand for capital goods.

Cost of sales. For the three months ended June 30, 2009, cost of sales decreased $2.6 million to $4.2 million from $6.8 million for the three months ended June 30, 2008, and for the six months ended June 30, 2009 decreased $6.2 million to $8.3 million from $14.5 million for the six months ended June 30, 2008. The decrease for the three and six month periods ended June 30, 2009 is the result of lower sales volume combined with higher costs in the new machine categories. The Company’s gross margin decreased to 32.3% for the three months ended June 30, 2009 as compared to 33.3% for the three months ended June 30, 2008, and decreased to 30.9% for the six months ended June 30, 2009 from 33.6% for the six months ended June 30, 2008. For the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008, the Company experienced a decrease in sales for the new machine categories which lowered gross margin by $830,000 and a decrease in the used machine, parts, service and other categories which decreased gross margin by $448,000. For the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008, the Company experienced a decrease in the new machine categories which decreased gross margin by $3,019,000 as well as a decrease in the used machine, parts, service and other categories which decreased gross margin by $800,000. The fluctuation of the dollar against the yen, which is the currency the Company’s embroidery machines are purchased in, has affected and is likely to continue to affect the Company’s machine sales pricing competitiveness and gross margins. Yen fluctuations amounted to an increase in gross profit of $20,000 for the three months ended June 30, 2009, versus a increase in gross profit of $116,000 for the three months ended June 30, 2008, and an increase in gross profit of $193,000 for the six months ended June 30, 2009 versus an increase in gross profit of $1,000 for the six months ended June 30, 2008.

Operating Expenses. For the three months ended June 30, 2009, selling, general and administrative expenses decreased $1.2 million from $4.4 million for the three months ended June 30, 2008 to $3.2 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, selling, general and administrative expenses decreased $2.7 million from $9.1 million for the six months ended June 30, 2008 to $6.4 million for the six months ended June 30, 2009. For the three months ended June 30, 2009, operating expenses were $3.5 million, a decrease of $0.9 million, or 20.5% as compared to $ 4.4 million for the three months ended June 30, 2008, and for the six months ended June 30, 2009, operating expenses were $6.7 million, a decrease of $2.4 million, or 26.4%, as compared to $9.1 million for the six months ended June 30, 2008. Included in operating expenses for the three and six month ended June 30, 2009 was $0.3 million in transaction costs of which approximately $147,000 related to severance costs for the former Chief Financial Officer. The decrease in operating expenses for the three and six months ended June 30, 2009 is a result of decreased marketing and selling costs in the current period along with an overall cost reduction plan implemented by the Company.

Other expense (income). Other expense for the three months ended June 30, 2009 decreased by $52,000 to other expense of $14,000 from other income of $38,000 for the three months ended June 30, 2008 primarily attributable to a decrease in interest income for the quarter due to lower cash balances. For the six months ended June 30, 2009, other income decreased $136,000 to $8,000 from $144,000 for the six months ended June 30, 2008, primarily due to increases in interest income during the first quarter of the current year.

Income tax (benefit) expense. Income tax benefit for the three months ended June 30, 2009 was $30,000 versus income tax expense of $9,000 for the three months ended June 30, 2008 and for the six months ended June 30, 2008 income tax benefit was $17,000 versus income tax expense of $9,000 for the six months ended June 30, 2008. For the three and six months ended June 30, 2009 the amounts represent refunds on state income taxes received during the quarter. For the three and six months ended June 30, 2008, these amounts represent taxes due on year end income for various state and local income taxes, for which the net operating loss carry-forwards from prior years do not apply.

Loss from continuing operations. The loss from continuing operations for the three months ended June 30, 2009 was $1.5 million an increase of $0.5 million as compared to $1.0 million for the three months ended June 30, 2008 and for the six months ended June 30, 2009 was $3.0 million, an increase of $1.4 million as compared to $1.6 million for the six months ended June 30, 2008. The decrease in both periods is primarily from an increase in operating loss due to the decrease in sales.

Loss from discontinued operations. The loss from discontinued operations for the three months ended June 30, 2009 was $0.8 million and for the six months ended June 30, 2009 was $2.0 million.

Net Loss. The net loss for the three months ended June 30, 2009 was $2.2 million a increase of $1.2 million as compared to $1.0 million for the three months ended June 30, 2008 and for the six months ended June 30, 2009 was $4.9 million, an increase of $3.3 million as compared to $1.6 million for the six months ended June 30, 2008. The increase in both periods is primarily from an increase in operating loss due to the decrease in sales as well as the loss from discontinued operations.

Liquidity and Capital Resources

Operating Activities and Cash Flows

The Company’s working capital was $6.6 million at June 30, 2009, decreasing $4.0 million, or 37.7%, from $10.6 million at December 31, 2008.

During the six months ended June 30, 2009, the Company’s cash and cash equivalents decreased by $1.1 million from $4.7 million at December 31, 2008 to $3.6 million at June 30, 2009. Net cash of $0.9 million was used by the Company’s operating activities. $4.0 million was provided by reductions in Accounts Receivable and Inventory which was offset by pay downs of accounts payable of $2.0 million and losses of $2.9 million from continuing operations. Cash of $0.2 million was used in investing activities for capital expenditures primarily for a new computer system.

The Company purchases inventory in Yen and Euro and maintains bank accounts denominated in Yen and Euro in order to facilitate payments. The Company purchases yen and euro in anticipation of current invoice maturities in order to mitigate the impact of currency fluctuations. As of June 30, 2009 the Company did not own any foreign currency futures contracts.

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

Future Capital Requirements

The Company has incurred significant losses since last year and has not generated positive cash flow from operations. As of June 30, 2009 the Company had cash and cash equivalents of $3.6 million. Management believes that current cash levels may not be sufficient to fund the Company’s operations through the foreseeable future and it is currently seeking a new credit facility to augment its current cash position and enhance liquidity. There is no assurance that the Company will be successful in such efforts.

The Company is impacted by its continuing losses from continuing operations which was $3.0 million for the six months ended June 30, 2009, as well as its continued liquidity issues. During the last several years, the Company has taken steps to reduce overhead including a reduction in personnel, salary reductions, closing offices and converting fixed labor costs to variable labor costs. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. The Company believes that the current economic climate is having an adverse effect upon its ability to develop new business as potential customers have been reluctant to purchase capital equipment. The Company is also exploring strategic alternatives with respect to the Company and its majority owned subsidiary, U.S. Graphics. There is no assurance that the Company will be successful in such efforts.

In light of the foregoing, substantial doubt exists as to the Company’s ability to continue as a going concern.   These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, did not include any adjustment that might result from the uncertainty discussed above.

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

Subsequent Events

On July 2, 2009, the Company entered into an Agreement and Plan of Merger, dated as of July 2, 2009, between the Company, Hirsch Holdings, Inc., a Delaware corporation (“Parent”), and HIC Acquisition Company, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions contained in such agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is wholly owned by Paul Gallagher, the Company’s Chief Executive Officer, President and Chief Operating Officer.

Under the terms of the merger agreement, the Company’s stockholders, other than Mr. Gallagher and certain related parties, will receive $0.31 per share in cash for each of the Company’s common stock that they hold upon the consummation of the Merger. The transaction is expected to be completed in the third quarter of 2009 and is subject to Mr. Gallagher’s receipt of debt financing, the approval of the merger agreement by a majority of the outstanding shares of the Company’s common stock, receipt of consent to the Merger from a significant supplier, as well as other customary closing conditions. The merger agreement also includes a $300,000 termination fee in the event the transaction does not close.

Effective July 2, 2009, the Company entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) with Paul Gallagher in connection with the entry into the merger agreement. The Employment Agreement modifies Mr. Gallagher’s former employment agreement to, among other things, extend the term of Mr. Gallagher’s employment by the Company for an additional year, to September 11, 2010, and state that Mr. Gallagher shall not be entitled to receive severance payments and benefits from the Company under his Employment Agreement, or the acceleration of any of his stock options, in connection with any termination of employment, resignation or non-renewal of the agreement which occurs after the completion of the Merger, or any other transaction pursuant to which (a) the shares of the Company’s Class A common stock become eligible for deregistration under the Securities Exchange Act of 1934, as amended, and (b) Mr. Gallagher becomes the beneficial owner, directly or indirectly, of 25% or more of the Company’s voting stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Corporate Controller, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Corporate Controller concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of U.S. Graphics, which was acquired on August 4, 2008, and which is included in the statements of operations and cash flows for the six months ended June 30, 2009. Additional information regarding the acquisition of U.S. Graphics is available in the Notes to the Consolidated Financial Statements included in this Form 10-Q for the three and six months ended June 30, 2009. Management did not assess the effectiveness of internal control over financial reporting of U.S. Graphics because of the discontinuance of its operations.

There have been no individual changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in lawsuits, claims and proceedings which arise in the ordinary course of business. Other than as set forth in the following paragraphs, the Company is not presently involved in any material litigation.

On July 30, 2009, Graphic Arts Acquisition (“Graphic Arts”), a wholly-owned subsidiary of the Company, filed a lawsuit in the United States District Court for the Eastern District of New York, against Lowery Machine & Supply, LLC (“LMS”) and Robert Barnes (“Barnes”). The lawsuit stems from a business and contractual relationship between Graphic Arts and LMS by which LMS agreed to serve as Graphis Arts’ agent in the extractment, movement, management, marketing and sale of certain intellectual and real property belonging to Graphic Arts. The lawsuit seeks judgement against LMS for breach of contract, breach of fiduciary duty, and conversion of judgment against both LMS and Barnes for domain name infringement.

The Company has been served a stockholder lawsuit, dated July 14, 2009, filed in connection with the proposed Merger. The lawsuit, which names the Company and its directors, Parent and Merger Sub, as defendants, was filed by Anthony Chiarenza, an individual who claims to be a stockholder of the Company, in the Supreme Court of the State of New York, County of Suffolk (Index No. 09-26487). The complaint contends that the proposed price of $0.31 per share, to be paid to holders of shares of the Company’s common stock if the merger is consummated, is an unfair price in light of the value of the Company. The complaint further alleges terms of the merger agreement are unfair because (a) the Company is required to notify Parent and Merger Sub before a recommendation to accept a superior proposal, (b) the merger agreement defines a superior proposal solely as one that is more favorable “from a financial point of view” and (c) the merger agreement includes a $300,000 termination fee. The complaint asserts claims of breach of fiduciary duty against the individual defendants, and claims of aiding and abetting breach of fiduciary duty against the Company, Parent and Merger Sub. It seeks as relief, among other things, an order enjoining the proposed transaction as well as damages and fees and expenses, including the plaintiff’s attorney’s fees. The Company believes these allegations are without merit.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in our Report on Form 10-K for the year ended December 31, 2008. For a full description of these risk factors, please refer to Item 1A (Risk Factors) in the Company’s Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

+	2.1	Agreement and Plan of Merger, dated as of July 2, 2009, by and among the Registrant, HIC Acquisition Company and Hirsch Holding, Inc.

*	3.1	Restated Certificate of Incorporation of the Registrant.

**	3.2	Amended and Restated By-laws of the Registrant.

***	4.1	Specimen of Class A Common Stock Certificate.

****	10.1	Second Amended and Restated Employment Agreement amended and restated as of June 15, 2009, by and between the Registrant and Beverly Eichel.

*****	10.2	Second Amended and Restated Employment Agreement, amended and restated as of July 2, 2009, by and between the Registrant and Paul Gallagher.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a)

	31.2	Certification of Corporate Controller pursuant to Rule 13a – 14(a) or Rule 15d – 14(a)

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of Corporate Controller pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+	Incorporated by reference from the Registrant’s Form 8-K filed on July 2, 2009.
*	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended July 31, 1997.
**	Incorporated by reference from the Registrant’s Form 10-Q filed for the quarter ended October 31, 1997.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, Registration Number 33-72618.
****	Incorporated by reference from the Registrant’s From 8-K filed on June 15, 2009.
*****	Incorporated by reference from the Registrant’s Form 8-K filed on July 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIRSCH INTERNATIONAL CORP.
Registrant

By:	/s/ Paul Gallagher
Paul Gallagher,
President, Chief Executive Officer and Chief Operating Officer

By:	/s/ Dan Vasquez
Dan Vasquez,
Corporate Controller and Secretary

Dated: August 14, 2009